Form 10-Q
period 2015-03-28
Summit Materials, Inc.; Summit Materials, LLC
filed 2015-05-05
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:

001-36876 (Summit Materials, Inc.)

333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

(Exact name of registrants as specified in their charters)

Delaware (Summit Materials, Inc.)	47-1984212
Delaware (Summit Materials, LLC)	26-4138486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Wynkoop Street, 3rd Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (303) 893-0012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Summit Materials, Inc.	Yes ☐ No ☒
Summit Materials, LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Summit Materials, Inc.	Yes ☒ No ☐
Summit Materials, LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Summit Materials, Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Summit Materials, LLC

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.	Yes ☐ No ☒
Summit Materials, LLC	Yes ☐ No ☒

As of April 29, 2015, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 26,584,738 and 69,007,297, respectively.

As of April 29, 2015, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

EXPLANATORY NOTE

This quarterly report on Form 10-Q (this “report”) is a combined quarterly report being filed separately by two registrants: Summit Materials, Inc. and Summit Materials, LLC. Each registrant hereto is filing on its own behalf all of the information contained in this report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. We believe that combining the quarterly reports on Form 10-Q of Summit Materials, Inc. and Summit Materials, LLC into this single report eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation since a substantial amount of the disclosure applies to both registrants.

Unless stated otherwise or the context requires otherwise, references to “Summit Inc.” mean Summit Materials, Inc., a Delaware corporation, and references to “Summit LLC” mean Summit Materials, LLC, a Delaware limited liability company, and its consolidated subsidiaries, in cases where it is important to distinguish between Summit Inc. and Summit LLC. We use the terms “we,” “our,” “us” or “the Company” to refer to Summit Inc. and Summit LLC together, unless otherwise noted or the context otherwise requires.

Summit Inc. was formed as a Delaware corporation on September 23, 2014 to be a holding company. Its sole asset is a 27.8% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which in turn is the indirect parent entity of Summit LLC, a co-issuer of our outstanding 10 1⁄2% senior notes due 2020 (the “Senior Notes”). Summit Inc.’s revenue represents 100% of Summit LLC’s revenue for the quarter ended March 28, 2015. Pursuant to a reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with Summit Inc.’s initial public offering (“IPO”), Summit Inc. became a holding company operating and controlling all of the business and affairs of Summit Holdings and, in turn, Summit LLC, and, through Summit Holdings, conducts its business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s prospectus dated March 11, 2015 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015, any factors discussed in the section entitled “Risk Factors” of this report, and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of such acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	changes in environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel;

•	interruptions in our information technology systems and infrastructure; and

•	other factors as described in the Prospectus.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Any forward-looking statement that we make herein speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“Finance Corp” refers only to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit LLC;

•	“Sponsors” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P.;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, formerly Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP.;

•	“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.; and

•	“Lafarge” refers to Lafarge North America, Inc.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM  10-Q

		Page No.
PART I—Financial Information

Item 1.	Financial Statements for Summit Materials, Inc.	1

	Unaudited Consolidated Balance Sheets as of March 28, 2015 and December 27, 2014	1

	Unaudited Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014	2

	Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 28, 2015 and March 29, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014	4

	Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders Equity for the three months ended March 28, 2015 and March 29, 2014	5

	Notes to Unaudited Consolidated Financial Statements	6

	Financial Statements for Summit Materials, LLC	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II — Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		40

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 28,	December 27,
	2015	2014
Assets
Current assets:
Cash	$314,980	$13,215
Accounts receivable, net	109,941	141,302
Costs and estimated earnings in excess of billings	11,836	10,174
Inventories	133,307	111,553
Other current assets	17,476	17,172

Total current assets	587,540	293,416
Property, plant and equipment, less accumulated depreciation, depletion and amortization (March 28, 2015 - $297,187 and December 27, 2014 - $279,375)	948,129	950,601
Goodwill	415,582	419,270
Intangible assets, less accumulated amortization (March 28, 2015 - $3,623 and December 27, 2014 - $3,073)	16,891	17,647
Other assets	50,112	48,843

Total assets	$2,018,254	$1,729,777

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity/Partners’ Interest
Current liabilities:
Current portion of debt	$5,275	$5,275
Current portion of acquisition-related liabilities	24,851	18,402
Accounts payable	70,840	78,854
Accrued expenses	81,612	101,496
Billings in excess of costs and estimated earnings	8,309	8,958

Total current liabilities	190,887	212,985
Long-term debt	1,057,418	1,059,642
Acquisition-related liabilities	44,245	42,736
Other noncurrent liabilities	97,433	93,691

Total liabilities	1,389,983	1,409,054

Commitments and contingencies (see note 9)
Redeemable noncontrolling interest	—	33,740
Stockholders’ equity/partners’ interest:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 26,584,738 shares issued and outstanding as of March 28, 2015	266	—
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 69,007,297 shares issued and outstanding as of March 28, 2015	690	—
Partners’ interest	—	285,685
Additional paid-in capital	456,406	—
Accumulated deficit	(10,151)	—
Accumulated other comprehensive loss	(1,050)	—

Stockholders’ equity/partners’ interest:	446,161	285,685
Noncontrolling interest in consolidated subsidiaries	1,206	1,298
Noncontrolling interest in Summit Inc.	180,904	—

Total stockholders’ equity/partners’ interest	628,271	286,983

Total liabilities, redeemable noncontrolling interest and stockholders’ equity/partners’ interest	$2,018,254	$1,729,777

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended
	March 28,	March 29,
	2015	2014
Revenue:
Product	$148,920	$100,168
Service	26,219	35,851

Net revenue	175,139	136,019
Delivery and subcontract revenue	18,848	15,072

Total revenue	193,987	151,091

Cost of revenue (excluding items shown separately below):
Product	119,791	84,477
Service	19,630	29,126

Net cost of revenue	139,421	113,603
Delivery and subcontract cost	18,848	15,072

Total cost of revenue	158,269	128,675

General and administrative expenses	67,234	35,488
Depreciation, depletion, amortization and accretion	26,126	19,356
Transaction costs	1,364	2,591

Operating loss	(59,006)	(35,019)
Other expense (income), net	391	(194)
Loss on debt financings	799	—
Interest expense	24,109	18,819

Loss from continuing operations before taxes	(84,305)	(53,644)
Income tax benefit	(4,468)	(596)

Loss from continuing operations	(79,837)	(53,048)
Loss from discontinued operations	—	20

Net loss	(79,837)	(53,068)
Net loss attributable to noncontrolling interest in subsidiaries	(1,982)	(2,515)

Net loss attributable to Summit Holdings	(67,704)	$(50,553)

Net loss attributable to Summit Inc.	$(10,151)

Net loss per share of Class A common stock:
Basic	$(0.38)
Diluted	$(0.38)
Weighted average shares of Class A common stock:
Basic	26,584,738
Diluted	26,584,738

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended
	March 28,	March 29,
	2015	2014
Net loss	$(79,837)	$(53,068)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	(1,346)
Postretirement liability adjustment	—	2,164
Foreign currency translation adjustment	(6,299)	—

Other comprehensive (loss) income	(6,299)	818

Comprehensive loss	(86,136)	(52,250)
Less comprehensive loss attributable to the noncontrolling interest in consolidated subsidiaries	(1,982)	(2,270)
Less comprehensive loss attributable to Summit Holdings	(72,953)	$(49,980)

Comprehensive loss attributable to Summit Inc	$(11,201)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	March 28,	March 29,
	2015	2014
Cash flow from operating activities:
Net loss	$(79,837)	$(53,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	27,358	20,789
Share-based compensation expense	15,217	566
Deferred income tax benefit	—	(525)
Net gain on asset disposals	(1,834)	(48)
Loss on debt financings	688	—
Other	780	558
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	30,309	16,989
Inventories	(21,413)	(13,377)
Costs and estimated earnings in excess of billings	(1,662)	(839)
Other current assets	(303)	9
Other assets	755	3,202
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable	(10,045)	(10,239)
Accrued expenses	(20,669)	(9,620)
Billings in excess of costs and estimated earnings	(649)	(2,728)
Other liabilities	(203)	(2,044)

Net cash used in operating activities	(61,508)	(50,375)

Cash flow from investing activities:
Acquisitions, net of cash acquired	—	(182,514)
Purchases of property, plant and equipment	(17,708)	(19,941)
Proceeds from the sale of property, plant and equipment	2,741	2,202
Other	(276)	7

Net cash used for investing activities	(15,243)	(200,246)

Cash flow from financing activities:
Proceeds from initial public offering	460,000	—
Capital issuance costs	(35,956)	—
Capital contributions by partners	—	24,350
Proceeds from debt issuances	104,000	306,750
Debt issuance costs	(4,055)	(6,309)
Payments on debt	(106,441)	(54,314)
Purchase of noncontrolling interest in consolidated subsidiary	(35,000)	—
Payments on acquisition-related liabilities	(4,032)	(638)

Net cash provided by financing activities	378,516	269,839

Net increase in cash	301,765	19,218
Cash – beginning of period	13,215	18,184

Cash – end of period	$314,980	$37,402

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share amounts)

				Summit Materials, Inc.
	Redeemable	Summit	Non-		Accumulated						Non-	Total
	Non-	Holdings	controlling		Other	Class A		Class B		Additional	controlling	Stockholders’
	controlling	Partners’	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Equity/Partners’
	Interest	Interest	Subsidiares	Deficit	Loss	Shares	Dollars	Shares	Dollars	Capital	Summit Inc.	Interest
Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983
Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive loss	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424

Balance — March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net loss	—	—	(15)	(10,151)	—	—	—	—	—	—	(26,366)	(36,532)
Issuance of Class A Shares	—	—	—	—	—	25,555,555	256	—	—	423,788		424,044
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive loss	—	—	—	—	(1,050)		—	—	—	—	—	(1,050)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Share-based compensation	—	—	—	—	—	—	—	—	—	14,793	—	14,793

Balance — March 28, 2015	$—	$—	$1,206	$(10,151)	$(1,050)	26,584,738	$266	69,007,297	$690	$456,406	$180,904	$628,271

Balance — December 28, 2013	$24,767	$285,606	$1,211	$—	$—	—	$—	—	$—	$—	$—	$286,817
Contributed capital	—	24,350	—		—	—	—	—	—	—		24,350
Accretion/ redemption value adjustment	2,571	(2,571)	—	—	—	—	—	—	—	—	—	(2,571)
Net loss	(2,446)	(50,553)	(69)	—	—	—	—	—	—	—	—	(50,622)
Other comprehensive income	245	573	—	—	—	—	—	—	—	—	—	573
Share-based compensation	—	566	—	—	—	—	—	—	—	—	—	566

Balance — March 29, 2014	$25,137	$257,971	$1,142	$—	$—	—	$—	—	$—	$—	$—	$259,113

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

1.	SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.”) (together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. Through its subsidiaries, it is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the West; Central; and East regions.

Substantially all of the Company’s products and services are produced, consumed and performed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the production and sales volumes of its products and delivery of services. Therefore, the financial results for any interim period are typically not indicative of the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical changes in construction spending, among other factors.

Summit Inc. was formed as a Delaware corporation on September 23, 2014 to be a holding company. Its sole asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s initial public offering (“IPO”), Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries and, through Summit Holdings, conducts its business. Certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P. (collectively, the “Sponsors”), as well as Summit Inc., are the primary owners of Summit Holdings.

Initial Public Offering—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the IPO of its Class A common stock. Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued LP Units from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1⁄2% Senior Notes due January 31, 2020 (“Senior Notes”) at a redemption price of 100% and an applicable premium thereon; (ii) to purchase 71,428,571 Class B Units of Continental Cement Company, L.L.C. (“Continental Cement”); (iii) to pay a one-time termination fee of $13.8 million primarily to affiliates of the Sponsors in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The $288.2 million redemption of Senior Notes was completed in the second quarter of 2015 at a redemption price equal to par plus an applicable premium of $38.2 million plus $5.2 million of accrued and unpaid interest.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Summit Holdings and the notes thereto as of and for the year ended December 27, 2014 included in Summit Inc.’s prospectus filed with the SEC on March 13, 2015. The Company’s financial position as of December 27, 2014 and the results of operations and cash flows for the three months ended March 28, 2015 have been recast to reflect those of Summit Holdings. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 28, 2015 and the results of operations and cash flows for the three months ended March 28, 2015 and March 29, 2014. All significant intercompany balances and transactions have been eliminated.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and will occur in 2015. The additional week in the 53-week year will be included in the fourth quarter.

The consolidated financial statements of the Company include the accounts of Summit Inc. and its subsidiaries, including noncontrolling interests. As a result of the Reorganization, Summit Holdings became a variable interest entity. Summit Inc. is the primary beneficiary of Summit Holdings as a result of its 100% voting power and control over Summit Holdings, its obligation to absorb losses and its right to receive benefits of Summit Holdings and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination of 72.2%.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

Noncontrolling interests in consolidated subsidiaries represent a 20% ownership in Ohio Valley Asphalt, LLC and, prior to the IPO and concurrent purchase of the noncontrolling interests of Continental Cement, a 30% redeemable ownership in Continental Cement.

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 17 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Kentucky, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended March 28, 2015 or March 29, 2014.

Earnings per Share—The Company computes basic earnings per share attributable to stockholders by dividing income attributable to Summit Inc. by the weighted-average Class A common shares outstanding. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company’s earnings. Since the Class B common shares have no economic value, they are not included in the weighted-average common share amount for basic or diluted earnings per share. In addition, as the Class A common shares are issued by Summit Inc., the earnings and equity interests of noncontrolling interests are not included in basic or diluted earnings per share.

Fair Value Measurements—Certain acquisitions made by the Company require the payment of contingent amounts of purchase consideration. These payments are contingent on specified operating results being achieved in periods subsequent to the acquisition and will only be made if earn-out thresholds are achieved. Contingent consideration obligations are measured at fair value each reporting period. Any adjustments to fair value are recognized in earnings in the period identified. Contingent consideration as of March 28, 2015 and December 27, 2014 was:

	March 28,	December 27,
	2015	2014
Current portion of acquisition-related liabilities:
Current portion of contingent consideration	$3,775	$2,375
Acquisition-related liabilities:
Contingent consideration	$4,187	$5,379

The fair value of the contingent consideration obligations approximated their carrying value as of March 28, 2015 and December 27, 2014. The fair values are based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration obligations in the three months ended March 28, 2015 or March 29, 2014.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of March 28, 2015 and December 27, 2014 was:

	March 28, 2015		December 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	1,105,240	1,062,693	1,101,873	1,064,917
Level 3
Current portion of deferred consideration and noncompete obligations(2)	21,076	21,076	16,027	16,027
Long term portion of deferred consideration and noncompete obligations(3)	40,058	40,058	37,357	37,357

(1)	$5.3 million included in current portion of debt as of March 28, 2015 and December 27, 2014.
(2)	Included in current portion of acquisition-related liabilities on the balance sheet.
(3)	Included in acquisition-related liabilities on the balance sheet.

The fair value of debt was determined based on observable, or Level 2 inputs, such as interest rates, bond yields and quoted prices in inactive markets. The fair value of the deferred consideration and noncompete obligations were determined based on unobservable, or Level 3 inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

Redeemable Noncontrolling Interest — On March 17, 2015, upon the consummation of the IPO and the transactions contemplated by a contribution and purchase agreement entered into with the holders of all of the outstanding Class B Units of Continental Cement, Continental Cement became a wholly-owned indirect subsidiary of Summit Holdings. The noncontrolling interests of Continental Cement were acquired for aggregate consideration of $64.1 million, consisting of $35.0 million of cash, 1,029,183 of Class A common shares and $15.0 million aggregate principal amount of non-interest bearing notes payable in six annual installments of $2.5 million, beginning on March 17, 2016.

New Accounting Standards — In April 2015, the FASB issued a new accounting standard to simplify the presentation of debt issuance costs. Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance will be applied retrospectively to all prior periods (i.e., the balance sheet for each period will be adjusted). Had the Company adopted this guidance as of the current period, both Other Assets (noncurrent) and Long-term Debt as of March 28, 2015 and December 27, 2014, would have decreased by $19.6 million and $17.2 million, respectively.

In April 2015, the FASB issued a new accounting standard, ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early application is permitted, and the ASU should be applied prospectively. The Company does not expect the adoption of the ASU to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

Reclassifications — Certain amounts in the prior year have been reclassified to conform to the presentation in the consolidated financial statements as of and for the quarter ended March 28, 2015.

2.	REORGANIZATION

Prior to the IPO and Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership interests (Class A-1, Class A-2, Class B-1, Class C, Class D-1 and Class D-2), each of which had different amounts of aggregate distributions above which its holders would share in distributions. There were no outstanding Class A-2 interests. In connection with the IPO and the Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating a single new class of units (the “LP Units”), referred to as the “Reclassification.” Immediately following the Reclassification, 69,007,297 LP Units were outstanding. In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). In each case, the exercise price of such warrants and leverage restoration options was the IPO price of $18.00 per share. In conjunction with the Reclassification of the equity-based awards, a $14.5 million modification charge was recognized in general and administrative costs in the three months ended March 28, 2015.

The leverage restoration options were granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and are generally subject to vesting terms substantially similar to those that were applicable to the corresponding Class D interests immediately prior to the Reclassification, except that the leverage restoration options that correlate to time-vesting interests vest over four years, beginning on the Reclassification date, instead of over five years from the original grant date, and the leverage restoration options that correlate to performance-vesting interests vest only when both the relevant return multiple is achieved and a time-vesting condition is satisfied. The time-based vesting condition will be satisfied with respect to 25% of the performance-vesting options on each of the first four anniversaries of the Reclassification date. The number of leverage restoration options granted in respect of each Class D interest was based on the IPO price.

The Company also granted 240,000 options to purchase shares of Class A common stock under the Omnibus Incentive Plan to certain employees some of whom did not previously hold equity-based incentive awards. These stock options have an exercise price per share of $18.00 equal to the IPO price per share and are subject to a time-based vesting condition that will be satisfied with respect to 25% of the award on each of the first four anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28,	December 27,
	2015	2014
Trade accounts receivable	$100,528	$131,060
Retention receivables	10,301	12,053
Receivables from related parties	928	333

Accounts receivable	111,757	143,446
Less: Allowance for doubtful accounts	(1,816)	(2,144)

Accounts receivable, net	$109,941	$141,302

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are expected to be billed and collected within one year.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

4.	INVENTORIES

Inventories consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28,	December 27,
	2015	2014
Aggregate stockpiles	$90,000	$88,211
Finished goods	18,355	8,826
Work in process	2,065	1,801
Raw materials	22,887	12,715

Total	$133,307	$111,553

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28,	December 27,
	2015	2014
Interest	$15,917	$32,475
Payroll and benefits	13,100	20,326
Capital lease obligations	17,926	17,530
Insurance	12,469	11,402
Non-income taxes	5,765	5,520
Professional fees	3,051	3,299
Other (1)	13,384	10,944

Total	$81,612	$101,496

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28,	December 27,
	2015	2014
Long-term debt:
$625.0 million senior notes, including a $25.2 million and $26.5 million net premium at March 28, 2015 and December 27, 2014, respectively	650,225	651,548
$414.6 million term loan, net of $2.1 million discount at March 28, 2015 and $415.7 million term loan, net of $2.3 million discount at December 27, 2014	412,468	413,369

Total	1,062,693	1,064,917
Current portion of long-term debt	5,275	5,275

Long-term debt	$1,057,418	$1,059,642

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

The contractual payments of long-term debt, including current maturities, for the five years subsequent to March 28, 2015, are as follows:

2015 (nine months)	$4,220
2016	4,220
2017	4,220
2018	3,165
2019	398,790
2020	625,000

Total	1,039,615
Plus: Original issue net premium	23,078

Total debt	$1,062,693

Summit Materials, LLC (“Summit LLC”) and Summit Materials Finance Corp. (“Finance Corp.” and collectively, the “Issuers”) issued $250.0 million aggregate principal amount of Senior Notes under an indenture dated January 30, 2012 (as amended and supplemented, the “Indenture”). In addition to the Senior Notes, Summit LLC has credit facilities which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”).

On January 17, 2014 and September 8, 2014, the Issuers issued an additional $260.0 million and $115.0 million, respectively, aggregate principal amount of Senior Notes (the “Additional Notes”), receiving proceeds of $409.3 million, before payment of fees and expenses and including an aggregate $34.3 million premium. The proceeds from the sale of the Additional Notes were used for the purchases of acquisitions, to make payments on the revolving credit facility and for general corporate purposes. The Additional Notes are treated as a single series with the $250.0 million of Senior Notes (the “Existing Notes”) and have substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes are treated as one class under the Indenture.

Senior Notes—Interest on the Senior Notes is payable semi-annually in arrears. The Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default. As of March, 28, 2015 and December 27, 2014, the Company was in compliance with all covenants.

Senior Secured Credit Facilities—Under the Senior Secured Credit Facilities, Summit LLC has entered into term loans totaling $422.0 million with required principal repayments of 0.25% of term debt due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date, which is January 30, 2019.

On March 11, 2015, the Company entered into Amendment No. 3 to the Credit Agreement governing the Senior Secured Credit Facilities, dated as of January 30, 2012, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 17, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated as of March 11, 2015, with Summit Holdings. As a result of this amendment, $0.8 million of financing fees were charged to earnings in the three months ended March 28, 2015.

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.5% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.5% for LIBOR rate loans. The interest rate in effect at March 28, 2015 was 4.05%.

There were no outstanding borrowings under the revolving credit facility as of March 28, 2015, leaving remaining borrowing capacity of $211.7 million, which is net of $23.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC must adhere to certain financial covenants related to its debt and interest leverage ratios, as defined in the Senior Secured Credit Facilities. The consolidated first lien net leverage ratio, reported each quarter, should be no greater than 4.5:1.0. The interest coverage ratio must be at least 1.70:1.0 from January 1, 2013 through December 31, 2014 and 1.85:1.0 thereafter. As of March 27, 2015 and December 27, 2014, the Company was in compliance with all covenants. Summit LLC’s wholly-owned domestic subsidiary companies are subject to certain exclusions and exceptions are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

Interest expense related to the debt totaled $22.0 million and $17.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The following table presents the activity for the deferred financing fees for the three months ended March 28, 2015 and March 29, 2014:

Deferred financing fees
Balance — December 27, 2014	$17,215
Loan origination fees	4,048
Amortization	(982)
Write off of deferred financing fees	(688)

Balance — March 28, 2015	$19,593

Balance — December 28, 2013	$11,485
Loan origination fees	6,309
Amortization	(850)

Balance — March 29, 2014	$16,944

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of Mainland. There were no amounts outstanding under this agreement as of March 28, 2015.

7.	INCOME TAXES

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C Corporations. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C Corporations are reflected in the Company’s accounts.

As of March 28, 2015 and December 27, 2014, Summit Inc. and subsidiaries have not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense for the three months ended March 28, 2015 and March 29, 2014.

Summit Inc. — Due to the timing of the IPO, taxes were calculated based on activity from March 12, 2015 through the end of the first quarter. Summit Inc.’s net deferred tax asset as of March 28, 2015 of $50.5 million, which is offset by a full valuation allowance, primarily consists of a $69.0 million temporary difference related to the tax intangible assets basis in excess of book, offset by the $6.9 million and $10.9 million book aggregate reserves and fixed assets in excess of tax basis, respectively.

In assessing the realizability of deferred tax assets as of March 28, 2015, management considered whether it was more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, projected future taxable income and tax-planning strategies. After considering these factors, management concluded that the deferred tax asset realization did not meet the more likely than not requirement and a full valuation allowance is recorded against the Summit Inc. net deferred tax assets as of the end of the first quarter.

For interim income tax reporting, management estimates its annual effective tax rate and applies it to the year to date profit (loss) from continuing operations before taxes. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded from this calculation; therefore, there is no provision for income taxes related to the limited liability companies that are passed on to Summit Inc. for the three months ended March 28, 2015.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

C Corporation Subsidiaries—The effective income tax rate for these entities differs from the statutory federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) certain non-recurring items, such as differences in the treatment of transaction costs, which are often not deductible for tax purposes.

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in tax basis of the tangible and intangible assets of Summit Holdings resulting from future exchanges of LP Units for shares of Class A common stock and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 28, 2015, no LP units had been exchanged.

8.	NET LOSS PER SHARE

Immediately prior to the consummation of the Company’s IPO, the Company did not have outstanding common stock. In conjunction with the IPO, Summit Inc. sold 25,555,555 shares of Class A shares common stock to the public and issued 1,029,183 shares of Class A common stock in conjunction with the purchase of the noncontrolling interest of Continental Cement. The outstanding warrants and stock options granted in connection with the IPO are excluded from the calculations below as they would have an antidilutive effect as the Company had a net loss during the period. The number of antidilutive shares was 1,746,210 for the three months ended March 28, 2015.

9.	COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company’s policy is to record legal fees as incurred.

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ 40% ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through March 28, 2015, the Company has funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of March 28, 2015 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of loss related to this matter.

During the ordinary course of business, there may be revisions to project costs and conditions that can give rise to change orders on construction contracts. Revisions can also result in claims made against a customer or subcontractor to recover project variances that have not been satisfactorily addressed through change orders with a customer. As of March 28, 2015 and December 27, 2014, the company had $3.9 million of unapproved change orders and claims ($1.2 million in accounts receivable, $0.5 million in costs and estimated earnings in excess of billings and $2.2 million in other assets).

Environmental Remediation—The Company’s operations are subject to and affected by federal, state, provincial and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities or noncompliance will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity in the future.

Other — In the ordinary course of business, the Company enters into various firm purchase commitments for certain raw materials and services. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	March 28,	March 29,
	2015	2014
Cash payments:
Interest	$39,165	$19,970
Income taxes	453	795
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$(29,102)	$—

11.	SEGMENT INFORMATION

The Company has three operating segments, which are its reportable segments: the West; Central; and East regions. These segments are consistent with the Company’s management reporting structure. Each region’s operations consist of various activities related to the production, distribution and sale of construction materials, products and the provision of paving and related services. Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in preparing the consolidated financial statements. The following tables display selected financial data for the Company’s reportable segments:

	Three months ended
	March 28,	March 29,
	2015	2014
Revenue:
West region	$127,674	$94,894
Central region	56,609	47,542
East region	9,704	8,655

Total revenue	$193,987	$151,091

	Three months ended
	March 28,	March 29,
	2015	2014
Adjusted EBITDA
West region	$11,869	$1,791
Central region	710	(423)
East region	(7,867)	(9,338)
Corporate and other	(9,687)	(7,499)

Total reportable segments and corporate	(4,975)	(15,469)
Interest expense	24,109	18,819
Depreciation, depletion, amortization and accretion	26,126	19,356
Initial public offering costs	28,296	—
Loss on debt financings	799	—

Loss from continuing operations before taxes	$(84,305)	$(53,644)

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

	Three months ended
	March 28,	March 29,
	2015	2014
Cash paid for capital expenditures:
West region	$5,419	$4,138
Central region	8,624	12,401
East region	2,774	2,245

Total reportable segments	16,817	18,784
Corporate and other	891	1,157

Total capital expenditures	$17,708	$19,941

	Three months ended
	March 28,	March 29,
	2015	2014
Depreciation, depletion, amortization and accretion:
West region	$12,088	$6,747
Central region	10,072	8,847
East region	3,477	3,457

Total reportable segments	25,637	19,051
Corporate and other	489	305

Total depreciation, depletion, amortization and accretion	$26,126	$19,356

	March 28,	December 27,
	2015	2014
Total assets:
West region	$760,881	$777,981
Central region	704,314	704,134
East region	219,607	221,598

Total reportable segments	1,684,802	1,703,713
Corporate and other	333,452	26,064

Total	$2,018,254	$1,729,777

	Three months ended
	March 28,	March 29,
	2015	2014
Revenue by product:*
Aggregates	$52,337	$31,550
Cement	11,819	7,707
Ready-mixed concrete	70,088	42,380
Asphalt	20,914	24,396
Paving and related services	43,899	55,857
Other	(5,070)	(10,799)

Total revenue	$193,987	$151,091

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

12.	RELATED PARTY TRANSACTIONS

Under the terms of an agreement with Summit Holdings and Blackstone Management Partners (“BMP”), whose affiliates include controlling stockholders of the Company, BMP provided monitoring, advisory and consulting services to the Company through March 17, 2015. In consideration for these services, the Company paid BMP the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement. The management fees paid pursuant to this agreement are included in general and administrative expenses. The Company incurred management fees due to BMP totaling $1.0 million and $0.9 million during the period between December 28, 2014 and March 17, 2015 and in the three months ended March 29, 2014, respectively.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for total fees of approximately $13.8 million, $13.4 million of which was paid to affiliates of Blackstone and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

BMP also undertook financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company paid BMP transaction fees equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction was structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. Under the terms of the agreement, BMP was permitted to assign, and had assigned, a portion of the fees to which it is entitled to Silverhawk Summit, L.P. and to certain other equity investors. During the three months ended March 28, 2015 and March 29, 2014, the Company paid BMP $1.7 million under this agreement and paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

In addition to the fees paid to BMP pursuant to the agreements described above, the Company reimbursed BMP for direct expenses incurred, which were not material in the three months ended March 28, 2015 and March 29, 2014.

Blackstone Advisory Partners L.P., an affiliate of Blackstone, served as an initial purchaser of $13.0 million and $5.75 million principal amount of the senior notes issued in January 2014 and September 2014, respectively, and received compensation in connection therewith.

Cement sales to companies owned by a former noncontrolling member of Continental Cement were approximately $1.4 million and $1.7 million during the period between December 28, 2014 and March 11, 2015 and in the three months ended March 29, 2014, respectively. Accounts receivables due from the former noncontrolling member were $0.2 million as of December 27, 2014. In addition, in the first quarter of 2014, the Company made an interest payment of $0.7 million to a certain former noncontrolling member of Continental Cement for a related party note. The principal balance on the note was repaid in 2012.

In the three months ended March 29, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million.

13.	SUBSEQUENT EVENTS

On April 16, 2015, Continental Cement, Summit LLC, Summit Holdings and Lafarge North America Inc. (“Lafarge”) entered into an Asset Purchase Agreement (the “Davenport Purchase Agreement”). If the conditions in the Davenport Purchase Agreement are met and the parties proceed to closing, at closing, the Company will acquire certain assets (the “Davenport Assets”) from Lafarge, including a cement plant, a quarry and seven cement distribution terminals (the “Davenport Acquisition”).

The Davenport Purchase Agreement contains customary representations, warranties, covenants, and termination rights. The consummation of the Davenport Acquisition is subject to customary conditions, including absence of a material adverse effect on the Davenport Assets. The consummation of the Davenport Acquisition is also subject to the conditions that (i) the Federal Trade Commission shall have accepted for public comment an Agreement Containing Order that, if issued as a final order, would require Lafarge to divest the Transferred Business (as defined in the Davenport Purchase Agreement) to Continental Cement, (ii) the merger of Lafarge’s parent company, Lafarge S.A., with Holcim Ltd. shall have been consummated, and (iii) the conditions in the Bettendorf Purchase Agreement (as defined below) shall have been satisfied or waived. The aggregate purchase price for the Davenport Acquisition is expected to be approximately $450 million in cash, subject to certain adjustments as set forth in the Davenport Purchase Agreement, plus the Bettendorf Assets (as defined below). The Company expects to fund the purchase price with debt issued by Summit LLC and equity issued by Summit Inc. The transaction is expected to close in the third quarter of 2015. There can be no assurance that the Davenport Acquisition will be completed in the anticipated time frame, or at all.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

In connection with the entry into the Davenport Agreement, Continental Cement, Summit LLC, Summit Holdings and Lafarge entered into an Asset Purchase Agreement (the “Bettendorf Purchase Agreement”). If the conditions in the Bettendorf Purchase Agreement are met and the parties proceed to closing, at closing, Continental Cement will convey certain assets to Lafarge, including a cement distribution terminal (the “Bettendorf Assets”) as partial consideration for the sale of the Davenport Assets pursuant to the Davenport Purchase Agreement (the “Bettendorf Acquisition”).

* * *

SUMMIT MATERIALS, LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes to the unaudited consolidated financial statements for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Prospectus and any factors discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

Overview

We are one of the fastest growing construction materials companies in the United States. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Kentucky, Utah and Missouri, and cement, which we supply primarily in Missouri, Iowa and Illinois. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes and optimize margin at each stage of production and enables us to provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We have completed 34 acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, Central and East regions—spanning 17 U.S. states and British Columbia, Canada and 27 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of March 28, 2015, we had 2.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 200 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

We operate in 17 U.S. states and in British Columbia, Canada, and we currently maintain facilities in 15 U.S. states and in British Columbia across our three geographic regions. The map below illustrates our geographic footprint:

Recent Developments

On April 16, 2015, we and Lafarge North America Inc. (“Lafarge”) entered into an Asset Purchase Agreement (the “Davenport Purchase Agreement”). If the conditions in the Davenport Purchase Agreement are met and the parties proceed to closing, we will acquire certain assets (the “Davenport Assets”) from Lafarge, including a cement plant, a quarry and seven cement distribution terminals (the “Davenport Acquisition”).

The Davenport Purchase Agreement contains customary representations, warranties, covenants, and termination rights. The consummation of the Davenport Acquisition is subject to customary conditions, including absence of a material adverse effect on the Davenport Assets. The consummation of the Davenport Acquisition is also subject to the conditions that (i) the Federal Trade Commission shall have accepted for public comment an Agreement Containing Order that, if issued as a final order, would require Lafarge to divest the Transferred Business (as defined in the Davenport Purchase Agreement) to us, (ii) the merger of Lafarge’s parent company, Lafarge S.A., with Holcim Ltd. shall have been consummated, and (iii) the conditions in the Bettendorf Purchase Agreement shall have been satisfied or waived. The aggregate purchase price for the Davenport Acquisition is expected to be approximately $450 million in cash, subject to certain adjustments as set forth in the Davenport Purchase Agreement, plus the cement distribution terminal in Bettendorf, Iowa. We expect to fund the purchase price with debt issued by Summit LLC and equity issued by Summit Inc. The transaction is expected to close in the third quarter of 2015. There can be no assurance that the Davenport Acquisition will be completed in the anticipated time frame, or at all, or that the anticipated benefits of the Davenport Acquisition will be realized.

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mixed concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Competition is limited in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational companies that offer a wide array of construction materials, products and related services. We estimate that approximately 65% of the aggregates in the United States are held by private companies.

Our revenue is derived from multiple end-use markets including private residential and nonresidential construction, as well as public infrastructure construction. Residential and nonresidential construction consists of new construction and repair and remodel markets. The construction sectors in the local economies in which we operate have begun to show signs of recovery. However, we could still be affected by any economic stagnation or decline, which could vary by local region and market. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain of our markets are showing greater, more rapid signs of recovery. Increased construction activity in the private sector could lead to increased public infrastructure spending in the relatively near future. Public infrastructure includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Our acquisitions to date have been primarily focused in states with certain constitutional protections for transportation funding sources, which we believe limits our exposure to state and local budgetary uncertainties.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Kentucky, Utah and Missouri, which represented approximately 34%, 19%, 11%, 10% and 9%, respectively, of our total revenue in 2014) each have funds whose revenue sources have certain constitutional protections and are dedicated for transportation projects.

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion.

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010.

•	Kentucky’s biennial highway construction plan has funding of $3.6 billion from July 2014 to June 2016.

•	Utah’s transportation investment fund has $3.5 billion committed through 2018.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	On November 4, 2014, voters in Texas passed a proposition that will provide $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads. The Texas legislature recently passed the largest two-year budget in the history of the Texas Department of Transportation (with growth in both new construction and maintenance). In addition, increased energy sector activity in parts of Texas has driven an increase in private construction demand, which we expect to continue. In particular, Houston and Austin, Texas have seen rapid residential demand expansion, which we expect to provide a stimulus for non-residential and public infrastructure demand, as job growth has drawn new residents.

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Utah and Missouri, both of which have recently completed large spending programs.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters.

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in the three months ended March 28, 2015 as compared to the three months ended March 29, 2014.

Backlog

Our products are generally delivered upon receipt of orders or requests from customers, or shortly thereafter. Accordingly, the backlog associated with product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. Therefore, a period over period increase or decrease of backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer and does not include products purchased and sold or services awarded and provided within the period.

Our paving and related services backlog represents our estimate of revenue that will be realized under the applicable contracts. We generally include a project in backlog at the time it is awarded and funding is in place. Many of our paving and related services are awarded and completed within one year and therefore may not be reflected in our beginning or ending contract backlog. Historically, we have not been materially adversely affected by contract cancellations or modifications. However, in accordance with applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers.

As a vertically-integrated business, approximately 22% of our aggregates sales volume was further processed and sold as a downstream product, such as ready-mixed concrete or asphalt paving mix, or used in our paving and related services business, and approximately 73% of the asphalt paving mix we sold was installed by our own paving crews during the three months ended March 28, 2015. The following table sets forth, our backlog as of the indicated dates:

	March 28,	March 29,
(in thousands)	2015	2014
Aggregate (in tons)	6,868	7,117
Asphalt (in tons)	2,844	2,796
Ready-mixed concrete (in cubic yards)	301	184
Construction services (1)	$403,783	$422,523

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three months ended March 28, 2015 as compared to March 29, 2014 are:

•	Net revenue increased $39.1 million in the three months ended March 28, 2015 as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating loss of $59.0 million in the three months ended March 28, 2015 was affected by $28.3 million of costs incurred in conjunction with the IPO.

•	In March 2015, we completed an IPO of Summit Inc.’s Class A common stock, the proceeds of which were used (i) to redeem $288.2 million in aggregate principal amount of our outstanding 10 1⁄2% senior notes at a redemption price of 100% and an applicable premium thereon; (ii) to purchase a portion of the noncontrolling interests of Continental Cement; (iii) to pay a one-time fee of $13.8 million in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The redemption of the senior notes occurred in April 2015.

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). We focus on operating margin, which we define as operating income as a percentage of revenue, as a key metric when assessing the performance of the business, as we believe that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation.

Operating (loss) income reflects our (loss) profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative costs as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative costs and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating loss by segment for the three months ended March 28, 2015 and March 29, 2014.

	Three months ended
	March 28, 2015		March 29, 2014
(in thousands)		Operating		Operating
	Revenue	loss	Revenue	loss
West	$127,674	$(185)	$94,894	$(5,106)
Central	56,609	(9,718)	47,542	(9,365)
East	9,704	(10,831)	8,655	(12,556)
Corporate (1)	—	(38,272)	—	(7,992)

Total	$193,987	$(59,006)	$151,091	$(35,019)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and $28.3 million of costs associated with the March 2015 IPO.

Non-GAAP Performance Measures

The performance of our segments is evaluated based on several factors including a measure we call Adjusted EBITDA by segment. We define Adjusted EBITDA as net loss from continuing operations before income taxes, interest expense, depreciation, depletion, amortization and accretion, loss on debt financings and IPO costs. Adjusted EBITDA is determined before considering the loss from discontinued operations, loss on debt financings and IPO costs as these amounts are not viewed by management as part of our core business when assessing the performance of our segments or allocation of resources. Accretion expense is recognized on our asset retirement obligations and reflects the time value of money. Given that accretion is similar in nature to interest expense, it is treated consistently with interest expense and is excluded from Adjusted EBITDA.

We also evaluate the performance of our business based on a metric we call Gross Profit, which we define as operating loss before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Adjusted EBITDA and Gross Profit are used by the chief operating decision maker, along with other factors, to allocate resources. These measures reflect an additional way of viewing aspects of our business that, when viewed with our results determined in accordance with U.S. GAAP and the accompanying reconciliations to U.S. GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. However, they should not be construed as being more important than other comparable U.S. GAAP measures and must be considered in conjunction with the U.S. GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net loss to Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating loss to gross profit, for the three months ended March 28, 2015 and March 29, 2014.

	Three months ended
	March 28,	March 29,
Reconciliation of Net Loss to Adjusted EBITDA	2015	2014
(in thousands)
Net loss	$(79,837)	$(53,068)
Depreciation, depletion and amortization	25,722	19,149
Interest expense	24,109	18,819
Income tax benefit	(4,468)	(596)
Accretion	404	207
Initial public offering costs	28,296	—
Loss on debt financings	799	—
Loss from discontinued operations	—	20

Adjusted EBITDA	$(4,975)	$(15,469)

Adjusted EBITDA by Segment
(in thousands)
West	$11,869	$1,791
Central	710	(423)
East	(7,867)	(9,338)
Corporate	(9,687)	(7,499)

Adjusted EBITDA	$(4,975)	$(15,469)

	Three months ended
	March 28,	March 29,
Reconciliation of Operating Loss to Gross Profit	2015	2014
(in thousands)
Operating loss	$(59,006)	$(35,019)
General and administrative expenses	67,234	35,488
Depreciation, depletion, amortization and accretion	26,126	19,356
Transaction costs	1,364	2,591

Gross Profit	$35,718	$22,416

Gross Margin(1)	20.4%	16.5%

(1)	Gross margin, which we define as gross profit as a percentage of net revenue, improved 390 basis points in the three months ended March 28, 2015 primarily due to a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result, and as shown in the table below, gross revenue from aggregates and ready-mixed concrete was 27.0% and 36.1%, respectively, of total gross revenue in the first quarter of 2015 compared to 20.9% and 28.0%, respectively, in the first quarter of 2014. Revenue from paving and related services, which generally has lower operating margins than the materials and products, was 22.6% of total gross revenue in the first quarter of 2015 compared to 37.0% in the first quarter of 2014.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended March 28, 2015 and March 29, 2014.

	Three months ended
	March 28,	March 29,
	2015	2014
(in thousands)
Net revenue	$175,139	$136,019
Delivery and subcontract revenue	18,848	15,072

Total revenue	193,987	151,091

Cost of revenue (excluding items shown separately below):	158,269	128,675
General and administrative expenses	67,234	35,488
Depreciation, depletion, amortization and accretion	26,126	19,356
Transaction costs	1,364	2,591

Operating loss	(59,006)	(35,019)
Other expense (income), net	391	(194)
Loss on debt financings	799	—
Interest expense	24,109	18,819

Loss from continuing operations before taxes	(84,305)	(53,644)
Income tax benefit	(4,468)	(596)

Loss from continuing operations	(79,837)	(53,048)
Loss from discontinued operations	—	20

Net loss	$(79,837)	$(53,068)

Three months ended March 28, 2015 compared to the three months ended March 29, 2014

	Three months ended
	March 28,	March 29,
	2015	2014	Variance
($ in thousands)
Net Revenue	$175,139	$136,019	28.8%
Operating loss	(59,006)	(35,019)	(68.5)%
Operating margin	(33.7)%	(25.7)%
Adjusted EBITDA	$(4,975)	$(15,469)	67.8%

Net revenue increased $39.1 million in the three months ended March 28, 2015, of which $20.3 million and $28.5 million was from increased sales of materials and products, respectively, offset by a $9.6 million decrease in service revenue. We had volume growth in our aggregates, cement and ready-mixed concrete lines of business, driven by the 2014 acquisitions and organic growth. We grew net revenue organically by $6.7 million, or 4.9%, in the three months ended March 28, 2015.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue for paving and related services decreased $12.0 million primarily as a result of decreased activity in Texas, Utah and Kansas. Gross revenue by line of business was as follows:

	Three months ended
	March 28,	March 29,
(in thousands)	2015	2014	Variance
Revenue by product:
Aggregates	$52,337	$31,550	$20,787
Cement	11,819	7,707	4,112
Ready-mixed concrete	70,088	42,380	27,708
Asphalt	20,914	24,396	(3,482)
Paving and related services	43,899	55,857	(11,958)
Other	(5,070)	(10,799)	5,729

Total revenue	$193,987	$151,091	$42,896

Detail of our volumes and average selling prices by product in the three months ended March 28, 2015 and the three months ended March 29, 2014 were as follows:

	Three months ended		Three months ended
	March 28, 2015		March 29, 2014		Percentage Change in
	Volume (1)		Volume (1)
	(in thousands)	Pricing (2)	(in thousands)	Pricing (2)	Volume	Pricing
Aggregates	6,089	$8.60	3,637	$8.68	67.4%	(0.9)%
Cement	124	95.52	89	86.27	39.3%	10.7%
Ready-mixed concrete	693	101.19	456	92.92	52.0%	8.9%
Asphalt	296	56.98	428	48.48	(30.8)%	17.5%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregates and ready-mixed concrete volumes were positively affected by the 2014 acquisitions. Aggregate pricing was affected by lower average prices in our Canadian business and product mix in the East region. In September 2014, we acquired Mainland in British Columbia, Canada. Mainland is an aggregates business supplying sand and gravel to the Vancouver metropolitan area. Approximately half of Mainland’s volumes (or 10% of total aggregate volumes) in the three months ended March 28, 2015 reflected sand sales, which has a lower average price than hard aggregates. As a result, the average price of our aggregates decreased 0.9% despite a 4.5% price increase in our organic operations.

Our cement volumes increased 39.3% and prices increased 10.7% both driven by increased demand in our markets. The ready-mixed concrete prices benefited from the increased cement pricing leading to an 8.9% increase in ready-mixed concrete pricing. Asphalt pricing increased 17.5%, while inclement weather resulted in a 30.8% decrease in volumes. The increased pricing was largely due to a shift in product mix. In 2014, asphalt volumes included a higher percentage of base materials. Prior to eliminations, the net effect of these volume and pricing changes on revenue was approximately $40.0 million and $9.1 million, respectively.

Operating income decreased $24.0 million in the three months ended March 28, 2015, Adjusted EBITDA improved $10.5 million and operating margin decreased from (25.7)% to (33.7)%, which was attributable to the following:

Operating margin — 2014	(25.7)%
IPO costs(1)	(16.0)%
Gross margin(2)	3.9%
General and administrative costs (“G&A”)(3)	3.7%
Other	0.4%

Operating margin — 2015	(33.7)%

(1)	In conjunction with our March 2015 IPO, we recognized a $14.5 million charge on the modification of our share-based awards and a $13.8 million charge on the termination of a management fee agreement with our Sponsors. The management fee agreement was terminated on March 17, 2015.

(2)	As noted above, gross margin improved primarily due to a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result, and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 27.0% and 36.1%, respectively, of total revenue in the first quarter of 2015 compared to 20.9% and 28.0%, respectively, in the first quarter of 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 22.6% of total revenue in the first quarter of 2015 compared to 37.0% in the first quarter of 2014.
(3)	Excluding the IPO costs discussed above, G&A as a percentage of net revenue decreased from 26.1% to 22.4%. In the previous years, we invested in our infrastructure (finance, information technology, legal and human resources) and, as a result, expect G&A to grow at a slower rate than revenue in 2015.

Other Financial Information

Interest expense

Interest expense increased $5.3 million in the three months ended March 28, 2015, due to the additional $260.0 million and $115.0 million of 10  1⁄2% senior notes issued in January 2014 and September 2014, respectively, which were outstanding for the entire duration of the three months ended March 28, 2015.

Segment results of operations

West Region

	Three months ended
	March 28,	March 29,
	2015	2014	Variance
($ in thousands)
Net Revenue	$117,006	$88,264	32.6%
Operating loss	(185)	(5,106)	96.4%
Operating margin	(0.2)%	(5.8)%
Adjusted EBITDA	$11,869	$1,791	562.7%

Net revenue in the West region increased approximately 32.6% in the three months ended March 28, 2015 due primarily to acquisitions and organic volume growth. Incremental net revenue from acquisitions totaled $26.9 million in the three months ended March 28, 2015 and organic net revenue increased $1.8 million. Gross revenue by product/service was as follows:

	Three months ended
	March 28,	March 29,
(in thousands)	2015	2014	Variance
Revenue by product:
Aggregates	$31,678	$14,820	$16,858
Ready-mixed concrete	55,938	33,186	22,752
Asphalt	19,451	21,837	(2,386)
Paving and related services	31,576	40,943	(9,367)
Other	(10,969)	(15,892)	4,923

Total revenue	$127,674	$94,894	$32,780

Gross revenue for paving and related services decreased by $9.4 million primarily as a result of decreased activity in Texas due to inclement weather. The increase in aggregates and ready-mixed concrete revenue was a result of increased volumes and pricing improvements from the 2014 acquisitions. Asphalt pricing increased 17.3%, while inclement weather resulted in a 28.6% decrease in volumes. The increased pricing was largely due to a shift in product mix. In 2014, asphalt volumes included a higher percentage of base materials. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on revenue was approximately $30.0 million and $7.2 million, respectively. The West region’s percent changes in sales volumes and pricing in the three months ended March 28, 2015 from the three months ended March 29, 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	110.0%	1.8%
Ready-mixed concrete	53.4%	9.9%
Asphalt	(28.6%)	17.3%

The West region’s operating loss decreased $4.9 million and operating margin improved from (5.8)% in 2014 to (0.2)% in 2015. Adjusted EBITDA increased $10.1 million. The improvement was primarily driven by the inclusion of a full quarter of the 2014 acquisitions in the Houston and Midland/Odessa Texas and British Columbia, Canada markets and organic volume growth. The increase in operating margin was primarily attributable to the following:

Operating margin — 2014	(5.8)%
Profit improvement(1)	5.6%

Operating margin — 2015	(0.2)%

(1)	The operating margin improvement in the West region was primarily due to a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 24.8% and 43.8%, respectively, of total revenue in the first quarter of 2015 compared to 15.6% and 35.0%, respectively, in the first quarter of 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 24.7% of total revenue in the first quarter of 2015 compared to 43.1% in the first quarter of 2014.

Central Region

	Three months ended
	March 28,	March 29,
	2015	2014	Variance
($ in thousands)
Net Revenue	$50,588	$41,134	23.0%
Operating loss	(9,718)	(9,365)	(3.8)%
Operating margin	(19.2)%	(22.8)%
Adjusted EBITDA	$710	$(423)	267.8%

Net revenue in the Central region increased $9.5 million, or 23.0%, in the three months ended March 28, 2015. Incremental net revenue from acquisitions totaled $4.4 million and organic net revenue growth was $5.1 million, or 12.4%, in the three months ended March 28, 2015. Gross revenue by product/service was as follows:

	Three months ended
	March 28,	March 29,
(in thousands)	2015	2014	Variance
Revenue by product:
Aggregates	$14,278	$12,121	$2,157
Cement	11,819	7,707	4,112
Ready-mixed concrete	14,150	9,194	4,956
Asphalt	1,003	2,009	(1,006)
Paving and related services	9,821	12,077	(2,256)
Other	5,538	4,434	1,104

Total revenue	$56,609	$47,542	$9,067

The $2.3 million decrease in paving and related services was driven by decreased demand for our services in Kansas. In 2015, volumes increased among the majority of the Central region’s product lines. The increase in aggregates, cement and ready-mixed concrete revenue were driven by both volume and pricing growth. Our cement volumes increased 39.3% and prices increased 10.7% both driven by increased demand in our markets. The ready-mixed concrete prices benefited from the increased cement pricing leading to a 5.6% increase in ready-mixed concrete pricing. Asphalt pricing increased 16.4%, while volumes decreased 55.6% as certain projects remained in backlog as of quarter-end. The increased pricing was largely due to a shift in product mix. In 2014, asphalt volumes included a higher percentage of base materials.

Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $8.3 million and $1.9 million, respectively. The Central region’s percent changes in sales volumes and pricing in the three months ended March 28, 2015 from the three months ended March 29, 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	15.8%	1.7%
Cement	39.3%	10.7%
Ready-mixed concrete	46.2%	5.6%
Asphalt	(55.6)%	16.4%

The Central region’s operating income decreased $0.4 million, Adjusted EBITDA increased $1.1 million and operating margin decreased by 360 basis points in the three months ended March 28, 2015. The decrease in operating margin was primarily attributable to the following:

Operating margin — 2014	(22.8)%
2014 Curtailment benefit(1)	(2.6)%
Increased repair and maintenance expense at the cement plant(2)	(4.9)%
Depreciation, depletion, amortization and accretion(3)	1.6%
Pricing improvements	3.6%
Other(4)	5.9%

Operating margin — 2015	(19.2)%

(1)	A $1.3 million curtailment benefit was recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.
(2)	The $2.5 million increase in repair and maintenance costs incurred were a result of phasing certain repair activities previously performed during the scheduled third quarter plant shut down to the first quarter and due to the incurrence of contract labor to reduce the number of days in the shutdown.
(3)	Depreciation, depletion, amortization and accretion, as a percentage of revenue, declined from 21.5% to 19.9% in the first quarter of 2015, as the revenue growth was primarily organic.
(4)	The operating margin improvement in the Central region was largely affected by a shift in product mix. As shown in the table above, gross revenue from cement and ready-mixed concrete was 20.9% and 25.0%, respectively, of total revenue in the first quarter of 2015 compared to 16.2% and 19.3%, respectively, in the first quarter of 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 17.3% of total revenue in the first quarter of 2015 compared to 25.4% in the first quarter of 2014.

East Region

	Three months ended
	March 28,	March 29,
	2015	2014	Variance
($ in thousands)
Net Revenue	$7,545	$6,621	14.0%
Operating loss	(10,831)	(12,556)	13.7%
Operating margin	(143.6)%	(189.6)%
Adjusted EBITDA	$(7,867)	$(9,338)	15.8%

The East region’s net revenue increased 14.0% in the three months ended March 28, 2015 primarily from increased aggregate sales. Gross revenue by product/service was as follows:

	Three months ended
	March 28,	March 29,
(in thousands)	2015	2014	Variance
Revenue by product:
Aggregates	$6,381	$4,609	$1,772
Asphalt	460	550	(90)
Paving and related services	2,502	2,837	(335)
Other	361	659	(298)

Total revenue	$9,704	$8,655	$1,049

The $0.3 million decrease in paving and related services was driven by decreased demand for our services in Kentucky. Volumes and pricing were mixed in the East region as aggregate volumes increased 39.1% and pricing decreased (0.4)%. Prior to eliminations, the net effect of the volume change on revenue was approximately $1.7 million.

	Percentage Change in
	Volume	Pricing
Aggregates	39.1%	(0.4)%

In the three months ended March 28, 2015 2013, the East region’s operating income increased $1.7 million and Adjusted EBITDA increased $1.5 million as a result of an increase in operating margin from (189.6)% in the first quarter of 2014 to (143.6)% in the first quarter of 2015. The increase in operating margin was primarily attributable to the increased aggregate volumes.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations and amounts available for borrowing under our credit facilities and capital-raising activities in the debt and capital markets. As of March 28, 2015, we had $315.0 million in cash and working capital of $399.2 million as compared to cash and working capital of $13.2 million and $80.4 million, respectively, at December 27, 2014. Working capital is calculated as current assets less current liabilities. Included in our cash balance at March 28, 2015 were a portion of the proceeds from the IPO, which were used to pay down $288.2 million aggregate principal amount of the outstanding Senior Notes and the related fees and accrued interest in April 2015.

There were no restricted cash balances as of March 28, 2015 or December 27, 2014. Our remaining borrowing capacity on our senior secured revolving credit facility as of March 28, 2015 was $211.7 million, which is net of $23.3 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used for operating activities in the three months ended March 29, 2014 was $50.4 million, compared to full year 2014 net cash provided by operating activities of $79.1 million. Net cash used for operating activities in the three months ended March 28, 2015 was $61.5 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage and interest coverage ratios. As of March 28, 2015, we were in compliance with all debt covenants.

At March 28, 2015 and December 27, 2014, $1,062.7 million and $1,064.9 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding under our respective debt agreements. Summit LLC and its indirect wholly-owned subsidiary, Finance Corp, have issued $625.0 million aggregate principal amount of 10 1⁄2% Senior Notes due January 31, 2020 (the “Senior Notes”) under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). We initially issued $250.0 million of Senior Notes on January 30, 2012. We issued an additional $260.0 million and $115.0 million of Senior Notes on January 17, 2014 and September 8, 2014, respectively, at a premium over par value, receiving aggregate proceeds of $409.3 million, before payment of fees and expenses. The proceeds from the January and September 2014 issuances were used for the purchases of Alleyton and Mainland, to make payments on the senior secured revolving credit facility and for general corporate purposes.

In addition to the Senior Notes, Summit LLC has credit facilities that provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the three months ended March 28, 2015 and March 29, 2014:

	Summit Inc.		Summit LLC
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2015	2014	2015	2014
Net cash (used for) provided by
Operating activities	$(61,508)	$(50,375)	$(61,508)	$(50,375)
Investing activities	(15,243)	(200,246)	(15,243)	(200,246)
Financing activities	378,516	269,839	378,516	269,839
Cash paid for capital expenditures	$(17,708)	$(19,941)	$(17,708)	$(19,941)

Operating activities

During the three months ended March 28, 2015, cash used in operating activities was $61.5 million primarily as a result of:

•	Net loss of $79.8 million, adjusted for $42.2 million of non-cash expenses, including $27.4 million of depreciation, depletion, amortization and accretion and $15.2 million of share-based compensation expense.

•	$21.4 million utilized to increase inventory consistent with the seasonality of our business for which our inventory levels typically decrease in the fourth quarter in preparation for the winter slowdown and are then increased during the first half of the year in preparation for the increased sales volumes in the spring and summer.

•	The timing of payments associated with accounts payable and accrued expenses utilized $30.7 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. Almost all of our products are consumed and services provided outdoors. Our highest sales and earnings are normally in the spring, summer and fall months, primarily in the second and third quarters, and our lowest sales are in the winter months of the first and fourth quarters. Accordingly, during the winter months, particularly in the first quarter, our payments on accounts payable and accrued expenses outstanding from the prior year-end typically exceed new accounts payable and accrued expenses generated during the quarter, resulting in a net cash outflow. In addition, we made $39.2 million of interest payments in the three months ended March 28, 2015.

•	Offsetting these cash outlays were $30.3 million of net collections on accounts receivable. In conjunction with the seasonality of our business, the majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

During the three months ended March 29, 2014, cash used in operating activities was $50.4 million primarily as a result of:

•	Net loss of $53.1 million, adjusted for non-cash expenses of $21.3 million, including $20.8 million of depreciation, depletion, amortization and accretion.

•	The timing of payments associated with accounts payable and accrued expenses utilized $19.9 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance to prepare the business for increased sales volumes in the summer and fall. In the three months ended March 29, 2014, there were cash interest payments of $20.0 million as interest on our notes is payable in January and July of each year and interest on our Credit Facility is due on the last business day of each calendar quarter.

•	Accounts receivable provided $17.0 million of cash from December 28, 2013 to March 29, 2014.

Investing activities

During the three months ended March 28, 2015, cash used for investing activities was $15.2 million, of which $17.7 million in capital expenditures, offset by $2.7 million of proceeds from asset sales.

During the three months ended March 29, 2014, cash used for investing activities was $200.2 million, $182.5 million of which related to the January 17, 2014 acquisition of Alleyton in Houston, Texas. In addition, we invested $19.9 million in capital expenditures, offset by $2.2 million of proceeds from depreciable asset sales. Approximately $6.5 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, for continued development of an underground mine ($3.0 million), as well as improvements made to the cement plant during the annual scheduled winter shutdown in February 2014.

Financing activities

During the three months ended March 28, 2015, cash provided by financing activities was $378.5 million, which was primarily composed of $460.0 million of proceeds from the initial public offering. Summit Inc. sold 25.6 million shares of Common Stock in the first quarter of 2015, receiving $424.0 million of proceeds net of underwriter and other issuance costs. Summit Inc. utilized $35.0 million of the proceeds for the purchase of the noncontrolling interest of Continental Cement. The remaining proceeds were contributed to Summit LLC. We also made $4.0 million of payments on acquisition related liabilities and paid $4.1 million for the amendment to the revolving credit facility, which was accounted for as a modification.

In April 2015, we redeemed $288.2 million aggregate principal amount of the outstanding Senior Notes at a redemption price equal to par plus an applicable premium of $38.2 million and $5.2 million of accrued and unpaid interest.

During the three months ended March 29, 2014, cash provided by financing activities was $269.8 million, which was primarily composed of $282.8 million net proceeds from the January 2014 issuance of $260.0 million Senior Notes, at a premium of $22.8 million, less fees and repayments on the Revolver. Approximately $182.5 million of the funds from the borrowings were used to purchase Alleyton. The remaining funds have been used to fund working capital needs. In addition, we received contributions from our member of $24.4 million and made $0.6 million of payments on our acquisition related liabilities in the three months ended March 29, 2014.

Cash paid for capital expenditures

We expended approximately $17.7 million in capital expenditures in the three months ended March 28, 2015 compared to $19.9 million in the three months ended March 29, 2014. The 2015 capital expenditures was primarily composed of various pieces of equipment and rolling stock.

We estimate that we will invest between $75.0 million and $85.0 million in capital expenditures in 2015, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our Senior Secured Credit Facilities. In 2015, we expect to continue investing in Texas, including approximately $6.4 million on installation of a new sand and gravel processing plant near Houston and $7.0 million on installation of a new asphalt plant in San Antonio.

Commitments and contingencies

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ 40% ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from us. Through March 28, 2015, we have funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of March 28, 2015 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as our best estimate of loss related to this matter.

We are obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of these agreements are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Off-Balance sheet arrangements

As of March 28, 2015, we had no material off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. These marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. For a discussion of quantitative and qualitative disclosures about market risk, please refer to the Prospectus.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of March 28, 2015. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of March 28, 2015. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Summit Inc.

There was no change in Summit Inc.’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Summit Inc.’s internal control over financial reporting.

Summit LLC

There was no change in Summit LLC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Summit LLC’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our consolidated results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, operating results or liquidity. There have been no material changes to the risk factors disclosed in the Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 10, 2015, Summit Inc. issued 100 shares of Class B common stock to an affiliate of Blackstone for aggregate cash consideration of $2.00. On March 11, 2015, Summit Inc. repurchased such shares of Class B common stock for aggregate cash consideration of $1.00 and such shares were cancelled. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

In connection with Summit Inc.’s IPO, the reclassification of the limited partnership interests of Summit Holdings and closing of the transactions contemplated by the contribution and purchase agreement with Class B Unitholders of Continental Cement, Summit Inc. issued: (i) warrants to purchase an aggregate of 160,333 shares of its Class A common stock to certain limited partners of Summit Holdings; (ii) 69,007,297 shares of Class B common stock to Summit Owner Holdco LLC (“Summit Owner Holdco”) which is owned by certain affiliates of Blackstone, a significant stockholder, certain members of management and other pre-IPO owners of the Company and Continental Cement; and (iii) 1,029,183 shares of Class A common stock to Summit Owner Holdco. These securities were issued pursuant to Section 4(a)(2) and/or Regulation D promulgated under the Securities Act. In each case, the number of investors was limited, the investors were either all accredited and/or otherwise qualified, had access to material information about the issuer, and restrictions were placed on the resale of the securities issued. For a description of the transactions pursuant to which the securities were issued and a description of the term of exercise of the warrants, see the information under the headings “Organizational Structure” and “Certain Relationships and Related Person Transactions—Warrant Issuances” in our Prospectus, which information is incorporated by reference herein.

Use of Proceeds

On March 17, 2015, Summit Inc. completed the IPO in which it sold 25,555,555 shares of Class A common stock (including shares sold pursuant to the underwriters’ full exercise of their over-allotment option). The shares offered and sold in the IPO were registered under the Securities Act pursuant to Summit Inc.’s Registration Statement on Form S-1 (File No. 333-201058), which was declared effective by the SEC on March 11, 2015. The offering did not terminate until after the sale of all 25,555,555 shares of Class A common stock registered on the registration statement. The aggregate public offering price for the shares registered and sold by Summit Inc. was approximately $400 million. The underwriters of the offering were led by Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

The IPO generated net proceeds of approximately $433.0 million after underwriting discounts and commissions. Summit Holdings bore or reimbursed Summit Inc. for all of the approximately $8.9 million in other offering expenses payable by Summit Inc.

Summit Inc. used $433.0 million of the proceeds from the offering to purchase 25,555,555 newly-issued LP Units from Summit Holdings and caused Summit Holdings to use these proceeds (i) to redeem $288.2 million in aggregate principal amount of the Senior Notes at a redemption price of 100% and an applicable premium thereon; (ii) to purchase 71,428,571 Class B Units of Continental Cement; (iii) to pay a one-time termination fee of $13.8 million to an affiliate of Blackstone in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.2 of this report, which includes disclosures publicly filed by Travelport Worldwide Limited, which may be considered an affiliate of The Blackstone Group L.P., and, therefore, our affiliate.

We are not presently aware that we and our subsidiaries knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 28, 2015.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

3.2	Amended and Restated Bylaws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

3.3	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

3.4	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.1	Fourth Amended and Restated Limited Partnership Agreement of Summit Materials Holdings L.P., dated as of March 11, 2015 (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015)

10.2	Tax Receivable Agreement, dated as of March 11, 2015, by and among Summit Materials, Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

10.3	Exchange Agreement, dated as of March 11, 2015, among Summit Materials, Inc., Summit Holdings and the holders of LP Units from time to time party thereto (incorporated by reference to Exhibit 10.2 Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

10.4	Stockholders’ Agreement, dated as of March 11, 2015, by and among Summit Materials, Inc. and each of the persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

10.5	Registration Rights Agreement, dated as of March 17, 2015, by and among Summit Materials, Inc. and the holders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

10.6	Amendment No. 3, dated as of March 11, 2015, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s Current Report on Form 8-K filed on March 17, 2015).

10.7†	Summit Materials, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

10.8†	Form of Restricted LP Unit Agreement (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Registration Statement on Form S-1/A filed on January 9, 2015) (File No. 333-201058).

10.9†	Form of Form of Stock Option Agreement (Leverage Restoration Options) (incorporated by reference to Exhibit 10.8 to Summit Materials, Inc.’s Registration Statement on Form S-1/A filed on January 9, 2015) (File No. 333-201058).

10.10	Form of Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.28 to Summit Materials, Inc.’s Registration Statement on Form S-1/A filed on March 2, 2015) (File No. 333-201058).

10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Summit Materials, Inc.’s Registration Statement on Form S-1/A filed on March 2, 2015) (File No. 333-201058).

31.1*	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.

99.2*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.

Date: May 5, 2015	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMIT MATERIALS, LLC

Date: May 5, 2015	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)