Form 10-Q
period 2015-06-27
Summit Materials, Inc.; Summit Materials, LLC
filed 2015-08-10
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

Summit Materials, Inc.	Yes ☒ No ☐
Summit Materials, LLC	Yes ☐ No ☒

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

As of July 29, 2015, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 26,584,738 and 69,007,297, respectively.

As of July 29, 2015, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Unless stated otherwise or the context requires otherwise, references to “Summit Inc.” mean Summit Materials, Inc., a Delaware corporation, and references to “Summit LLC” mean Summit Materials, LLC, a Delaware limited liability company, and its consolidated subsidiaries. The references to Summit Inc. and Summit LLC are used in cases where it is important to distinguish between them. We use the terms “we,” “our,” “us” or “the Company” to refer to Summit Inc. and Summit LLC together, unless otherwise noted or the context otherwise requires.

Summit Inc. was formed on September 23, 2014 to be a holding company. Its sole material asset is a 27.8% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”) as of June 27, 2015. Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC, a co-issuer of our outstanding 10 1/2% senior notes due 2020 (the “2020 Notes”). Summit Inc.’s only revenue for the three and six months ended June 27, 2015 is that generated by Summit LLC. Pursuant to a reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with Summit Inc.’s initial public offering (“IPO”), Summit Inc. became a holding company operating and controlling all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s prospectus (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015, any factors discussed in the section entitled “Risk Factors” of this report, and the following:

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

Any forward-looking statement that we make herein speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“Finance Corp” refers to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit LLC;

•	“Sponsors” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P.;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, formerly Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP.;

•	“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.; and

•	“Lafarge” refers to Lafarge North America Inc.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

		Page No.

PART I—Financial Information

Item 1.	Financial Statements for Summit Materials, Inc.	1

	Unaudited Consolidated Balance Sheets as of June 27, 2015 and December 27, 2014	1

	Unaudited Consolidated Statements of Operations for the three and six months ended June 27, 2015 and June 28, 2014	2

	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 27, 2015 and June 28, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 27, 2015 and June 28, 2014	4

	Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders Equity for the six months ended June 27, 2015 and June 28, 2014	5

	Notes to Unaudited Consolidated Financial Statements	6

	Financial Statements for Summit Materials, LLC	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II — Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

SIGNATURES		44

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 27,	December 27,
	2015	2014
Assets
Current assets:
Cash	$12,570	$13,215
Accounts receivable, net	164,059	141,302
Costs and estimated earnings in excess of billings	24,721	10,174
Inventories	128,417	111,553
Other current assets	19,853	17,172

Total current assets	349,620	293,416

Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 27, 2015 - $317,293 and December 27, 2014 - $279,375)	985,081	950,601
Goodwill	418,659	419,270
Intangible assets, less accumulated amortization (June 27, 2015 - $4,274 and December 27, 2014 - $3,073)	16,257	17,647
Other assets	45,875	48,843

Total assets	$1,815,492	$1,729,777

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity/Partners’ Interest
Current liabilities:
Current portion of debt	$71,275	$5,275
Current portion of acquisition-related liabilities	22,395	18,402
Accounts payable	90,822	78,854
Accrued expenses	90,778	101,496
Billings in excess of costs and estimated earnings	8,341	8,958

Total current liabilities	283,611	212,985

Long-term debt	755,972	1,059,642
Acquisition-related liabilities	42,869	42,736
Other noncurrent liabilities	114,153	93,691

Total liabilities	1,196,605	1,409,054

Commitments and contingencies (see note 9)
Redeemable noncontrolling interest	—	33,740
Stockholders’ equity/partners’ interest:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 26,584,738 shares issued and outstanding as of June 27, 2015	266	—
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 69,007,297 shares issued and outstanding as of June 27, 2015	690	—
Partners’ interest	—	285,685
Additional paid-in capital	457,767	—
Accumulated deficit	(10,356)	—
Accumulated other comprehensive loss	14	—

Stockholders’ equity/partners’ interest:	448,381	285,685
Noncontrolling interest in consolidated subsidiaries	1,219	1,298
Noncontrolling interest in Summit Materials, Inc.	169,287	—

Total stockholders’ equity/partners’ interest	618,887	286,983

Total liabilities, redeemable noncontrolling interest and stockholders’ equity/partners’ interest	$1,815,492	$1,729,777

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenue:
Product	$261,270	$221,323	$410,190	$321,491
Service	67,739	71,087	93,958	106,938

Net revenue	329,009	292,410	504,148	428,429
Delivery and subcontract revenue	35,934	31,885	54,782	46,957

Total revenue	364,943	324,295	558,930	475,386

Cost of revenue (excluding items shown separately below):
Product	163,632	150,137	283,423	234,614
Service	49,604	49,740	69,234	78,866

Net cost of revenue	213,236	199,877	352,657	313,480
Delivery and subcontract cost	35,934	31,885	54,782	46,957

Total cost of revenue	249,170	231,762	407,439	360,437

General and administrative expenses	39,711	34,867	106,945	70,355
Depreciation, depletion, amortization and accretion	27,386	21,339	53,512	40,695
Transaction costs	6,376	2,405	7,740	4,996

Operating income (loss)	42,300	33,922	(16,706)	(1,097)
Other expense (income), net	102	(697)	493	(891)
Loss on debt financings	30,873	—	31,672	—
Interest expense	17,395	21,651	41,504	40,470

(Loss) income from continuing operations before taxes	(6,070)	12,968	(90,375)	(40,676)
Income tax benefit	(5,345)	(864)	(9,813)	(1,460)

(Loss) income from continuing operations	(725)	13,832	(80,562)	(39,216)
Income from discontinued operations	(758)	(369)	(758)	(349)

Net income (loss)	33	14,201	(79,804)	(38,867)

Net income (loss) attributable to noncontrolling interest in subsidiaries	13	1,946	(1,969)	(569)

Net income (loss) attributable to Summit Holdings	225	$12,255	(67,479)	$(38,298)

Net loss attributable to Summit Materials, Inc.	$(205)		$(10,356)

Net loss per share of Class A common stock:
Basic	$(0.01)		$(0.39)
Diluted	$(0.01)		$(0.40)
Weighted average shares of Class A common stock:
Basic	26,584,738		26,584,738
Diluted	26,584,738		28,410,890

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net income (loss)	$33	$14,201	$(79,804)	$(38,867)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	—	—	(1,346)
Postretirement liability adjustment	—	—	—	2,164
Foreign currency translation adjustment	1,064	—	(5,235)	—

Other comprehensive income (loss)	1,064	—	(5,235)	818

Comprehensive income (loss)	1,097	14,201	(85,039)	(38,049)
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	13	1,946	(1,969)	(324)
Less comprehensive income (loss) attributable to Summit Holdings	225	$12,255	(72,728)	$(37,725)

Comprehensive income (loss) attributable to Summit Materials, Inc.	$859		$(10,342)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 27,	June 28,
	2015	2014
Cash flow from operating activities:
Net loss	$(79,804)	$(38,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	57,131	43,766
Share-based compensation expense	17,020	1,138
Deferred income tax expense (benefit)	23	(525)
Net gain on asset disposals	(3,487)	(76)
Net gain on debt financings	(6,926)	—
Other	1,185	559
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(21,535)	(28,917)
Inventories	(16,555)	(17,820)
Costs and estimated earnings in excess of billings	(14,505)	(10,246)
Other current assets	(2,779)	(2,128)
Other assets	53	2,214
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	3,105	3,589
Accrued expenses	(11,021)	8,511
Billings in excess of costs and estimated earnings	(875)	(4,361)
Other liabilities	(1,114)	(2,717)

Net cash used in operating activities	(80,084)	(45,880)

Cash flow from investing activities:
Acquisitions, net of cash acquired	(15,863)	(234,870)
Purchases of property, plant and equipment	(43,379)	(49,260)
Proceeds from the sale of property, plant and equipment	6,039	5,985
Other	610	757

Net cash used for investing activities	(52,593)	(277,388)

Cash flow from financing activities:
Proceeds from initial public offering	460,000	—
Capital issuance costs	(36,398)	—
Capital contributions by partners	—	24,350
Proceeds from debt issuances	242,000	424,750
Debt issuance costs	(5,130)	(6,354)
Payments on debt	(469,628)	(109,246)
Purchase of noncontrolling interest in consolidated subsidiary	(35,000)	—
Payments on acquisition-related liabilities	(11,970)	(4,259)
Distributions from partnership	(11,842)	—
Other	—	(88)

Net cash provided by financing activities	132,032	329,153

Net (decrease) increase in cash	(645)	5,885
Cash – beginning of period	13,215	18,184

Cash – end of period	$12,570	$24,069

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share amounts)

				Summit Materials, Inc.
					Accumulated							Total
	Redeemable		Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Stockholders’
	Noncontrolling	Partners’	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Equity/Partners’
	Interest	Interest	Subsidiaries	Deficit	Loss	Shares	Dollars	Shares	Dollars	Capital	Summit Inc.	Interest

Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983

Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive income	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424

Balance - March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	$—	$(207,270)	$—	$—	$—	—	$—	—	$—	$—	$207,270	$—
Net loss	—	—	(2)	(10,356)	—	—	—	—	—	—	(26,141)	(36,499)
Issuance of Class A Shares	—	—	—	—	—	25,555,555	256	—	—	423,346		423,602
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive income	—	—	—	—	14		—	—	—	—	—	14
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Share-based compensation	—	—	—	—	—	—	—	—	—	16,596	—	16,596
Distributions from partnership	—	—	—	—	—					—	(11,842)	(11,842)

Balance — June 27, 2015	$—	$—	$1,219	$(10,356)	$14	26,584,738	$266	69,007,297	$690	$457,767	$169,287	$618,887

Balance — December 28, 2013	$24,767	$285,606	$1,211	$—	$—	—	$—	—	$—	$—	$—	$286,817

Contributed capital	—	24,350	—		—	—	—	—	—	—		24,350
Accretion/ redemption value adjustment	2,404	(2,404)	—	—	—	—	—	—	—	—	—	(2,404)
Net (loss) income	(591)	(38,298)	22	—	—	—	—	—	—	—	—	(38,276)
Other comprehensive income	245	573	—	—	—	—	—	—	—	—	—	573
Share-based compensation	—	1,138	—	—	—	—	—	—	—	—	—	1,138
Repurchase of member’s interest	—	(87)	—	—	—	—	—	—	—	—	—	(87)

Balance — June 28, 2014	$26,825	$270,878	$1,233	$—	$—	—	$—	—	$—	$—	$—	$272,111

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

1.	SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, a cement plant, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the West; Central; and East regions.

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

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. Its sole material asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s initial public offering, Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries and, through Summit Holdings, conducts its business. Certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P. (collectively, the “Sponsors”), as well as Summit Inc., are the primary owners of Summit Holdings.

Initial Public Offering—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the initial public offering of its Class A common stock (“IPO”). Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued Class A Units (“LP Units”) from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds: (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1/2% senior notes due January 31, 2020 (“2020 Notes”) at a redemption price of 100% and an applicable premium thereon; (ii) to purchase 71,428,571 Class B Units of Continental Cement Company, L.L.C. (“Continental Cement”); (iii) to pay a one-time termination fee of $13.8 million primarily to affiliates of the Sponsors in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The $288.2 million redemption of 2020 Notes was completed in the second quarter of 2015 at a redemption price equal to par plus an applicable premium of $38.2 million plus $5.2 million of accrued and unpaid interest.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Summit Holdings and the notes thereto as of and for the year ended December 27, 2014 included in Summit Inc.’s prospectus filed with the SEC on March 13, 2015. The Company’s financial position as of December 27, 2014, the results of operations for the three and six months ended June 28, 2014 and cash flows for the six months ended June 28, 2014 reflect those of Summit Holdings. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 27, 2015, the results of operations for the three and six months ended June 27, 2015 and June 28, 2014 and cash flows for the six months ended June 27, 2015 and June 28, 2014. All significant intercompany balances and transactions have been eliminated.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and will occur in 2015. The additional week in the 53-week year will be included in the fourth quarter.

The consolidated financial statements of the Company include the accounts of Summit Inc. and its subsidiaries, including noncontrolling interests. As a result of the Reorganization, Summit Holdings became a variable interest entity. Summit Inc. is the primary beneficiary of Summit Holdings as a result of its 100% voting power and control over Summit Holdings and its obligation to absorb losses and its right to receive benefits of Summit Holdings and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination of 72.2%.

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

Business and Credit Concentrations—As of June 27, 2015, the Company’s operations are conducted primarily across 17 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Kentucky, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended June 27, 2015 and June 28, 2014.

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

Fair Value Measurements—Certain acquisitions made by the Company require the payment of contingent amounts of purchase consideration. These payments are contingent on specified operating results being achieved in periods subsequent to the acquisition and will only be made if earn-out thresholds are achieved. Contingent consideration obligations are measured at fair value each reporting period. Any adjustments to fair value are recognized in earnings in the period identified. Contingent consideration as of June 27, 2015 and December 27, 2014 was:

	June 27,	December 27,
	2015	2014
Current portion of acquisition-related liabilities:
Current portion of contingent consideration	$4,486	$2,375

Acquisition-related liabilities:
Contingent consideration	$4,193	$5,379

The fair values are based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration obligations in the three or six months ended June 27, 2015 or June 28, 2014.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of June 27, 2015 and December 27, 2014 was:

	June 27, 2015		December 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

Level 2
Long-term debt(1)	$780,155	$827,247	$1,101,873	$1,064,917

Level 3
Current portion of deferred consideration and noncompete obligations(2)	17,909	17,909	16,027	16,027
Long term portion of deferred consideration and noncompete obligations(3)	38,676	38,676	37,357	37,357

(1)	$5.3 million included in current portion of debt as of June 27, 2015 and December 27, 2014. Excludes $66.0 million outstanding on the revolving credit facility as of June 27, 2015.
(2)	Included in current portion of acquisition-related liabilities on the balance sheet.
(3)	Included in acquisition-related liabilities on the balance sheet.

The fair value of debt was determined based on observable, or Level 2, inputs, such as interest rates, bond yields and quoted prices in inactive markets. The fair values of the deferred consideration and noncompete obligations were determined based on unobservable, or Level 3, inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk.

Redeemable Noncontrolling Interest — On March 17, 2015, upon the consummation of the IPO and the transactions contemplated by a contribution and purchase agreement entered into with the holders of all of the outstanding Class B Units of Continental Cement, Continental Cement became a wholly-owned indirect subsidiary of Summit Holdings. The noncontrolling interests of Continental Cement were acquired for aggregate consideration of $64.1 million, consisting of $35.0 million of cash, 1,029,183 of Summit Inc.’s Class A common shares and $15.0 million aggregate principal amount of non-interest bearing notes payable in six annual installments of $2.5 million, beginning on March 17, 2016.

New Accounting Standards — In April 2015, the FASB issued a new accounting standard to simplify the presentation of debt issuance costs. Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance will be applied retrospectively to all prior periods (i.e., the balance sheet for each period will be adjusted). Had the Company adopted this guidance as of the current period, both Other Assets (noncurrent) and Long-term Debt as of June 27, 2015 and December 27, 2014, would have decreased by $11.8 million and $16.8 million, respectively.

In April 2015, the FASB issued a new accounting standard, ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early application is permitted, and the ASU should be applied prospectively. The Company does not expect the adoption of this ASU to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year, or to the first quarter of 2018. Early adoption is permitted, but no earlier than 2017. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

Reclassifications — Certain amounts in the prior year have been reclassified to conform to the presentation in the consolidated financial statements as of and for the three and six months ended June 27, 2015.

2.	REORGANIZATION

Prior to the IPO and Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership interests (Class A-1, Class A-2, Class B-1, Class C, Class D-1 and Class D-2), each of which was subject to unique distribution rights. There were no outstanding Class A-2 interests. In connection with the IPO and the Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating a single new class of units (the “LP Units”), referred to as the “Reclassification.” Immediately following the Reclassification, 69,007,297 LP Units were outstanding. In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). In each case, the exercise price of such warrants and leverage restoration options was the IPO price of $18.00 per share. In conjunction with the Reclassification of the equity-based awards, the Company recognized a $14.5 million modification charge in general and administrative costs in the three months ended March 28, 2015.

The leverage restoration options were granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The leverage restoration options that correlate to time-vesting interests vest over four years, beginning on the Reclassification date and the leverage restoration options that correlate to performance-vesting interests vest only when both the relevant return multiple is achieved and a four year time-vesting condition is satisfied. The time-based vesting condition for both the time-vesting and performance-vesting interests will be satisfied with respect to 25% of the performance-vesting options on each of the first four anniversaries of the Reclassification date, subject to the employee’s continued employment through the applicable vesting date. The number of leverage restoration options granted in respect of each Class D interest was based on the IPO price.

The Company also granted 240,000 options to purchase shares of Class A common stock under the Omnibus Incentive Plan to certain employees some of whom had not previously been granted equity-based interests. These stock options have an exercise price of $18.00 per share, the IPO price, and are subject to a time-based vesting condition that will be satisfied with respect to 25% of the award on each of the first four anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of June 27, 2015 and December 27, 2014:

	June 27,	December 27,
	2015	2014
Trade accounts receivable	$154,678	$131,060
Retention receivables	11,119	12,053
Receivables from related parties	629	333

Accounts receivable	166,426	143,446
Less: Allowance for doubtful accounts	(2,367)	(2,144)

Accounts receivable, net	$164,059	$141,302

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are expected to be billed and collected within one year.

4.	INVENTORIES

Inventories consisted of the following as of June 27, 2015 and December 27, 2014:

	June 27,	December 27,
	2015	2014
Aggregate stockpiles	$91,036	$88,211
Finished goods	16,791	8,826
Work in process	1,882	1,801
Raw materials	18,708	12,715

Total	$128,417	$111,553

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 27, 2015 and December 27, 2014:

	June 27,	December 27,
	2015	2014
Interest	$19,908	$32,475
Payroll and benefits	17,733	20,326
Capital lease obligations	18,400	17,530
Insurance	11,780	11,402
Non-income taxes	6,464	5,520
Professional fees	5,142	3,299
Other (1)	11,351	10,944

Total	$90,778	$101,496

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of June 27, 2015 and December 27, 2014:

	June 27,	December 27,
	2015	2014

Revolving credit facility	$66,000	$—

Long-term debt:
$336.8 million senior notes, including a $12.9 million net premium at June 27, 2015 and $625.0 million senior notes, including a $26.5 million net premium at December 27, 2014	349,701	651,548
$413.6 million term loan, net of $2.1 million discount at June 27, 2015 and $415.7 million term loan, net of $2.3 million discount at December 27, 2014	411,546	413,369

Total	761,247	1,064,917
Current portion of long-term debt	5,275	5,275

Long-term debt	$755,972	$1,059,642

The contractual payments of long-term debt, including current maturities, for the five years subsequent to June 27, 2015, are as follows:

2015 (six months)	$3,165
2016	4,220
2017	4,220
2018	3,165
2019	398,790
2020	336,800

Total	750,360
Plus: Original issue net premium	10,887

Total debt	$761,247

2020 Notes—The 2020 Notes were issued under an indenture dated January 30, 2012 (as amended and supplemented, the “Indenture”) by Summit Materials, LLC (“Summit LLC”) and Summit Materials Finance Corp. (collectively, the “Issuers”). The Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default. As of June 27, 2015 and December 27, 2014, the Company was in compliance with all covenants. Interest on the 2020 Notes is payable semi-annually in arrears.

In April 2015, using proceeds from the IPO, $288.2 million aggregate principal amount of the outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium. As a result of the redemption, a net charge of $31.3 million was recognized, which was composed of $38.2 million for the applicable prepayment premium and $4.7 million for the write-off of deferred financing fees, which was partially offset by an $11.6 million net benefit from the write-off the original issuance premium and discount.

On September 8, 2014 and January 17, 2014, the Issuers issued an additional $115.0 million and $260.0 million, respectively, aggregate principal amount of 2020 Notes (the “Additional Notes”), receiving proceeds of $409.3 million, before payment of fees and expenses and including an aggregate $34.3 million premium. The proceeds from the sale of the Additional Notes were used for the purchases of acquisitions, to make payments on the revolving credit facility and for general corporate purposes. The Additional Notes are treated as a single series with the $250.0 million of 2020 Notes (the “Existing Notes”) and have substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes are treated as one class under the Indenture.

Senior Secured Credit Facilities— Summit LLC has credit facilities which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance was due in full on the maturity date, which was January 30, 2019. In July 2015, the outstanding balance of the terms loans was refinanced, extending the maturity date to 2022. See further discussion of this refinancing in note 13, Subsequent Events.

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the credit agreement governing the Senior Secured Credit Facilities, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated as of March 11, 2015, with Summit Holdings. As a result of this amendment, $0.4 million of financing fees were charged to earnings in the six months ended June 27, 2015.

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.5% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.5% for LIBOR rate loans. The interest rate in effect at June 27, 2015 was 3.6%.

There were $66.0 million of outstanding borrowings under the revolving credit facility as of June 27, 2015, leaving remaining borrowing capacity of $144.8 million, which is net of $24.2 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC must adhere to certain financial covenants related to its Consolidated First Lien Net Leverage Ratio and Interest Coverage Ratio, as each such term is defined in the Senior Secured Credit Facilities. The Consolidated First Lien Net Leverage Ratio, reported each quarter, should be no greater than 4.5:1.0. The interest coverage ratio must be at least 1.85:1.0. As of June 27, 2015 and December 27, 2014, Summit LLC was in compliance with all covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the 2020 Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $14.8 million and $36.8 million for the three and six months ended June 27, 2015, respectively, and $19.3 million and $36.5 million for the three and six months ended June 28, 2014, respectively. The following table presents the activity for the deferred financing fees for the six months ended June 27, 2015 and June 28, 2014:

Deferred financing fees
Balance — December 27, 2014	$17,215

Loan origination fees	5,130
Amortization	(1,701)
Write off of deferred financing fees	(5,109)

Balance — June 27, 2015	$15,535

Balance — December 28, 2013	$11,485

Loan origination fees	6,309
Amortization	(1,544)

Balance —June 28, 2014	$16,250

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of June 27, 2015.

7.	INCOME TAXES

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation subsidiaries are fully reflected in the Company’s accounts.

As of June 27, 2015 and December 27, 2014, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense for the three and six months ended June 27, 2015 and June 28, 2014.

Summit Inc. — As of the IPO, Summit Inc. had a net deferred tax asset of $50.5 million, which primarily consisted of a $69.0 million temporary difference related to the tax intangible assets basis in excess of book, offset by the $6.9 million and $10.9 million book aggregate reserves and fixed assets in excess of tax basis, respectively.

In assessing the realizability of deferred tax assets, including the deferred tax assets resulting from the expected taxable loss in 2015, management determined that it was more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a full valuation allowance was recorded for Summit Inc.’s net deferred tax assets as of the IPO date and June 27, 2015, which has resulted in no provision for Summit Inc.’s income taxes in the three and six months ended June 27, 2015.

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

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in tax basis of the tangible and intangible assets of Summit Holdings resulting from future exchanges of LP Units for shares of Class A common stock and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 27, 2015, no LP units had been exchanged.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the three and six months ended June 27, 2015, the Company declared distributions totaling $16.4 million, $11.8 million were paid in cash to Summit Holdings’ partners, excluding Summit Inc., and $4.6 million were paid to Summit Inc. in July 2015.

8.	NET LOSS PER SHARE

Immediately prior to the consummation of the Company’s IPO, the Company did not have outstanding common stock. In conjunction with the IPO, Summit Inc. sold 25,555,555 shares of Class A shares common stock to the public and issued 1,029,183 shares of Class A common stock in conjunction with the purchase of the noncontrolling interest of Continental Cement. The outstanding stock options and warrants granted in connection with the IPO are excluded from the calculations below as they would have an antidilutive effect.

The following table reconciles basic to diluted loss per share:

	June 27, 2015
	Three months	Six months
(in thousands, except per share amounts)	ended	ended

Net loss attributable to Summit Materials, Inc.:
Net loss attributable to Summit Inc.	$(205)	$(10,356)

Add: Noncontrolling interest impact of LP Unit conversion (1)	—	(958)
Diluted net loss attributable to Summit Inc.	$(205)	$(11,314)

Weighted-average common shares:
Weighted average shares of Class A shares outstanding	26,584,738	26,584,738
Basic earnings per share	$(0.01)	$(0.39)

Weighted average shares of Class A shares outstanding	26,584,738	26,584,738
Add: weighted average of LP Units	—	1,826,152

Weighted average dilutive shares outstanding	26,584,738	28,410,890

Diluted earnings per share	$(0.01)	$(0.40)

(1)	Diluted net loss for the six months ended June 27, 2015 considers the change in ownership percentage from 27.8% to 30.4% as a result of the LP unit conversions.

Basic and diluted earnings per share for discontinued operations attributable to Summit Inc. were $0.01 in the three and six months ended June 27, 2015.

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ 40% ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through June 27, 2015, the Company has funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of June 27, 2015 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of loss related to this matter.

During the ordinary course of business, there may be revisions to project costs and conditions that can give rise to change orders on construction contracts. Revisions can also result in claims made against a customer or subcontractor to recover project variances that have not been satisfactorily addressed through change orders with a customer. As of June 27, 2015 and December 27, 2014, the Company had unapproved change orders and claims of $1.4 million ($1.2 million in accounts receivable and $0.2 million in costs and estimated earnings in excess of billings) and $3.9 million ($1.2 million in accounts receivable, $0.5 million in costs and estimated earnings in excess of billings and $2.2 million in other assets), respectively.

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

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	June 27,	June 28,
	2015	2014
Cash payments:
Interest	$50,646	$25,881
Income taxes	1,257	1,320
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$(29,102)	$—

11.	SEGMENT INFORMATION

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

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenue:
West region	$208,068	$172,236	$335,742	$267,130
Central region	117,920	109,117	174,529	156,659
East region	38,955	42,942	48,659	51,597

Total revenue	$364,943	$324,295	$558,930	$475,386

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Adjusted EBITDA
West region	$39,497	$30,750	$51,366	$32,541
Central region	35,518	28,823	36,228	28,400
East region	9,580	7,932	1,713	(1,406)
Corporate and other	(15,011)	(11,547)	(24,698)	(19,046)

Total reportable segments and corporate	69,584	55,958	64,609	40,489
Interest expense	17,395	21,651	41,504	40,470
Depreciation, depletion, amortization and accretion	27,386	21,339	53,512	40,695
Initial public offering costs	—	—	28,296	—
Loss on debt financings	30,873	—	31,672	—

(Loss) income from continuing operations before taxes	$(6,070)	$12,968	$(90,375)	$(40,676)

	Six months ended
	June 27,	June 28,
	2015	2014
Cash paid for capital expenditures:
West region	$18,037	$17,924
Central region	15,920	23,372
East region	7,518	5,533

Total reportable segments	41,475	46,829
Corporate and other	1,904	2,431

Total capital expenditures	$43,379	$49,260

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Depreciation, depletion, amortization and accretion:
West region	$12,634	$7,667	$24,722	$14,414
Central region	11,348	9,504	21,420	18,351
East region	2,835	3,831	6,312	7,288

Total reportable segments	26,817	21,002	52,454	40,053
Corporate and other	569	337	1,058	642

Total depreciation, depletion, amortization and accretion	$27,386	$21,339	$53,512	$40,695

	June 27,	December 27,
	2015	2014
Total assets:
West region	$824,892	$777,981
Central region	726,976	704,134
East region	230,353	221,598

Total reportable segments	1,782,221	1,703,713
Corporate and other	33,271	26,064

Total	$1,815,492	$1,729,777

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenue by product:*
Aggregates	$79,929	$59,816	$132,266	$91,366
Cement	30,177	27,557	41,996	35,264
Ready-mixed concrete	89,309	71,389	159,397	113,769
Asphalt	85,329	74,686	106,243	99,082
Paving and related services	137,330	144,911	181,229	200,768
Other	(57,131)	(54,064)	(62,201)	(64,863)

Total revenue	$364,943	$324,295	$558,930	$475,386

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

12.	RELATED PARTY TRANSACTIONS

Under the terms of a transaction and management fee agreement between Summit Holdings and Blackstone Management Partners L.L.C. (“BMP”), whose affiliates include controlling stockholders of the Company, BMP provided monitoring, advisory and consulting services to the Company through March 17, 2015. Under the terms of the agreement, BMP was permitted to assign, and had assigned, a portion of the fees to which it is entitled to Silverhawk Summit, L.P. and to certain other equity investors.

The management fee was calculated based on the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement, which are included in general and administrative expenses. The Company incurred management fees due to BMP totaling $1.0 million during the period between December 28, 2014 and March 17, 2015 and $1.3 million and $2.3 million in the three and six months ended June 28, 2014, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors.

Also under the terms of the transaction and management fee agreement, BMP undertook financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company paid BMP transaction fees equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction was structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. The Company paid BMP $0.6 million and $2.3 million during the three and six months ended June 28, 2014, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for a final payment of approximately $13.8 million, $13.4 million was paid to affiliates of Blackstone and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

In addition to the transaction and management fees paid to BMP, the Company reimburses BMP for direct expenses incurred, which were not material in the three and six months ended June 27, 2015 and June 28, 2014.

On April 16, 2015, the Company entered into an agreement with Lafarge North America Inc. (“Lafarge”) to purchase certain assets, including a cement plant, a quarry and seven cement distribution terminals (the “Davenport Assets”) for a purchase price of $450.0 million cash and a cement distribution terminal in Bettendorf, Iowa. At closing, $370.0 million of the purchase price was due and the remaining $80.0 million is due to the seller no later than December 31, 2015. Summit Holdings entered into a commitment letter dated April 16, 2015, with Blackstone Capital Partners V L.P. (“BCP”) for equity financing up to $90.0 million in the form of a preferred equity interest (the “Equity Commitment Financing”). The proceeds of the Equity Commitment Financing would be used to pay the $80.0 million deferred purchase price associated with the Davenport acquisition if a public offering of Summit Inc.’s Class A common stock cannot be effected by December 31, 2015. Summit Holdings paid a $1.8 million commitment fee to BCP in the six months ended June 27, 2015.

Blackstone Advisory Partners L.P., an affiliate of Blackstone, served as an initial purchaser of $5.75 million and $13.0 million principal amount of the 2020 Notes issued in September 2014 and January 2014, respectively, and received compensation in connection therewith.

Cement sales to companies owned by a former noncontrolling member of Continental Cement were approximately $1.4 million during the period between December 28, 2014 and March 11, 2015 and $4.5 million and $6.2 million during the three and six months ended June 28, 2014, respectively. Accounts receivables due from the former noncontrolling member were $0.2 million as of December 27, 2014.

In the first quarter of 2014, the Company made an interest payment of $0.7 million to a certain former noncontrolling member of Continental Cement for a related party note. The principal balance on the note was repaid in 2012.

In the six months ended June 28, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million.

13.	SUBSEQUENT EVENTS

On August 5, 2015, Summit Inc. priced the offering of 19,500,000 shares of its Class A common stock at a price to the public of $25.75 per share. The underwriters have been granted a 30-day option to purchase up to an additional 2,925,000 shares of Class A common stock. The offering is expected to close on August 11, 2015, subject to customary closing conditions. Summit Inc. intends to use all of the net proceeds from the offering to purchase for cash 3,750,000 newly-issued LP Units from Summit Holdings and 15,750,000 outstanding LP Units from certain pre-IPO owners, including affiliates of the Sponsors and certain of the Company’s directors and officers. Summit Holdings intends to use the proceeds it receives to pay all or a portion of the $80.0 million deferred purchase price of the Davenport Assets and for general corporate purposes.

On July 17, 2015, the Company acquired certain assets of Lafarge, including a cement plant, a quarry and seven cement distribution terminals for a purchase price of $450.0 million cash and a cement distribution terminal in Bettendorf, Iowa. Due to the recent nature of the acquisition, it is impracticable to include a schedule of the fair value of the assets acquired and liabilities assumed as of the acquisition date and the Davenport Assets’ interim results of operations for the three and six months ended June 30, 2015.

On July 8, 2015, the Issuers issued $350.0 million in aggregate principal amount of 6.125% senior notes due July 15, 2023 (the “2023 Notes”). The 2023 Notes were issued at 100% of their par value. Interest on the 2023 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2016. On July 17, 2015, Summit LLC refinanced its term loan under the Senior Secured Credit Facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility to an aggregate $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement governing the Senior Secured Credit Facilities).

The Company used the net proceeds from the 2023 Notes and the Refinancing to finance an initial $370.0 million cash purchase price for the Davenport Assets, to refinance its existing senior secured term loan facility, to redeem $183.0 million aggregate principal amount of its outstanding 2020 Notes and to pay related fees and expenses. The remaining $80.0 million of the purchase price for the Davenport Assets is due to Lafarge no later than December 31, 2015 and accrues interest at an annual rate of 7.5%, payable monthly.

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

Overview

We are one of the fastest growing construction materials companies in the United States. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Kentucky, Utah and Missouri, and cement, which we supply primarily in Missouri, Iowa and along the Mississippi River. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We have completed 36 acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, Central and East regions—spanning 18 U.S. states and British Columbia, Canada and 33 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of June 27, 2015, we had 2.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 200 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

Including the Davenport Assets (as defined below) acquired in July 2015, we operate and currently have assets in 18 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint:

Recent Developments

On August 5, 2015, we priced the offering of 19,500,000 shares of Summit Inc.’s Class A common stock at a price to the public of $25.75 per share. The underwriters have been granted a 30-day option to purchase up to an additional 2,925,000 shares of Class A common stock. The offering is expected to close on August 11, 2015, subject to customary closing conditions. Summit Inc. intends to use all of the net proceeds from the offering to purchase for cash 3,750,000 newly-issued LP Units from Summit Holdings and 15,750,000 outstanding LP Units from certain pre-IPO owners, including affiliates of the Sponsors and certain of our directors and officers. Summit Holdings intends to use the proceeds it receives to pay all or a portion of the $80.0 million deferred purchase price of Davenport Assets.

On July 17, 2015, we acquired certain assets from Lafarge, including a cement plant, a quarry and seven cement distribution terminals (the “Davenport Assets”) for a purchase price of $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa. We funded $370.0 million of the purchase price using proceeds from new senior notes and term debt issued by Summit LLC. The remaining $80.0 million of the purchase price is due to Lafarge no later than December 31, 2015 and accrues interest at an annual rate of 7.5%, payable monthly.

On July 8, 2015, we issued $350.0 million in aggregate principal amount of 6.125% senior notes due July 15, 2023 (the “2023 Notes”, collectively with the 2020 Notes, “Senior Notes”). The 2023 Notes were issued at 100% of their par value. Interest on the 2023 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2016.

On July 17, 2015, we refinanced our term loan under our senior secured credit facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility to an aggregate $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio, as defined in the credit agreement governing our senior secured credit facilities (the “Credit Agreement”).

We used the net proceeds from the 2023 Notes and the Refinancing to finance the initial $370.0 million cash purchase price for the Davenport Assets, to refinance our existing senior secured term loan facility, to redeem $183.0 million aggregate principal amount of our outstanding 2020 Notes and to pay related fees and expenses.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides funding that is expected to last through July 2015. On July 30, 2015 Congress passed a bill to extend funding through October 29, 2015. This bill also included provisions to raise approximately $8.0 billion in revenue to fund the program through the October 2015 extension. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. As a result of the contract escalation clauses and effective use of the firm purchase commitments, commodity prices did not have a material effect on our results of operations in the three and six months ended June 27, 2015 as compared to the three and six months ended June 28, 2014.

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

Our paving and related services backlog represents our estimate of revenue that will be realized under the applicable contracts. We generally include a project in backlog at the time it is awarded and funding is in place. Many of our paving and related services are awarded and completed within one year and therefore may not be reflected in our beginning or ending contract backlog. Historically, we have not been materially adversely affected by contract cancellations or modifications. However, subject to applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers.

As a vertically-integrated business, approximately 25% of our aggregates sales volume was further processed and sold as a downstream product, such as ready-mixed concrete or asphalt paving mix, or used in our paving and related services business, and approximately 81% of the asphalt paving mix we sold was installed by our own paving crews during the six months ended June 27, 2015. The following table sets forth, our backlog as of the indicated dates:

	June 27,	June 28,
(in thousands)	2015	2014
Aggregate (in tons)	5,967	6,067
Asphalt (in tons)	2,578	2,815
Ready-mixed concrete (in cubic yards)	326	209
Construction services (1)	$451,055	$441,088

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and six months ended June 27, 2015 as compared to June 28, 2014 are:

•	Net revenue increased $36.6 million and $75.7 million in the three and six months ended June 27, 2015, respectively, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating income increased $8.4 million and declined $15.6 million in the three and six months ended June 27, 2015, respectively. The improvement in operating income in the three months ended June 27, 2015 was driven by improved pricing as well as an increased proportion of sales generated by materials and products, as compared to services. In the six months ended June 27, 2015, our operating loss was affected by $28.3 million of costs incurred in conjunction with the IPO.

•	In March 2015, we completed an IPO of Summit Inc.’s Class A common stock, the proceeds of which were used: (i) to redeem $288.2 million in aggregate principal amount of our outstanding 2020 Notes at a redemption price of 100% and an applicable premium thereon; (ii) to purchase a portion of the noncontrolling interests of Continental Cement; (iii) to pay a one-time fee of $13.8 million in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The redemption of the 2020 Notes occurred in April 2015.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2015 and 2014:

•	On July 17, 2015, we completed the acquisition of the Davenport Assets.

•	On June 1, 2015, we acquired all of the issued and outstanding shares of Lewis & Lewis, Inc., a vertically integrated, aggregates-based business in Wyoming.

•	On October 3, 2014, we purchased Concrete Supply, which included two sand and gravel sites and 10 ready-mixed concrete plants in Topeka and northeast Kansas, and a ready-mixed concrete plant in western Missouri.

•	On September 30, 2014, we acquired all of the outstanding ownership interests in Colorado County S&G, a Texas limited liability company, M & M Gravel Sales, Inc., a Texas corporation, Marek Materials Co. Operating, Ltd., a Texas limited partnership, and Marek Materials Co., L.L.C., a Texas limited liability company, which collectively supply aggregates to the west Houston, Texas markets.

•	On September 19, 2014, we acquired all of the membership interests of Southwest Ready Mix, which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets.

•	On September 4, 2014, we acquired all of the issued and outstanding shares and certain shareholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly owned all the shares of Mainland Sand and Gravel Ltd., a supplier of construction aggregates to the Vancouver metropolitan area based in Surrey, British Columbia.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc. The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas.

•	On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials, LLC (“Buckhorn”), an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

•	On March 31, 2014, we acquired all of the stock of Troy Vines, an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

•	On January 17, 2014, we acquired certain aggregates and ready-mixed concrete assets of Alleyton in Houston, Texas, which expands our presence in the Texas market.

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

Operating income (loss) reflects our profit (loss) from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative costs as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative costs and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating income (loss) by segment for the three and six months ended June 27, 2015 and June 28, 2014.

	Three months ended				Six months ended
	June 27, 2015		June 28, 2014		June 27, 2015		June 28, 2014
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$208,068	$27,120	$172,236	$23,135	$335,742	$26,935	$267,130	$18,029
Central	117,920	24,195	109,117	19,159	174,529	14,477	156,659	9,794
East	38,955	6,523	42,942	3,713	48,659	(4,308)	51,597	(8,843)
Corporate (1)	—	(15,538)	—	(12,085)	—	(53,810)	—	(20,077)

Total	$364,943	$42,300	$324,295	$33,922	$558,930	$(16,706)	$475,386	$(1,097)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and, in the six months ended June 27, 2015, $28.3 million of costs associated with the March 2015 IPO.

Non-GAAP Performance Measures

The performance of our segments is evaluated based on several factors including a measure we call Adjusted EBITDA by segment. We define Adjusted EBITDA as net income (loss) from continuing operations before income taxes, interest expense, depreciation, depletion, amortization and accretion, loss on debt financings, IPO costs, stock compensation costs and transaction costs. Adjusted EBITDA is determined before considering the loss from discontinued operations, loss on debt financings and IPO costs, as these amounts are not viewed by management as part of our core business when assessing the performance of our segments or allocation of resources. Accretion expense is recognized on our asset retirement obligations and reflects the time value of money. Given that accretion is similar in nature to interest expense, it is treated consistently with interest expense, and is excluded from Adjusted EBITDA.

We also evaluate the performance of our business based on a metric we call Gross Profit, which we define as operating income (loss) before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Adjusted EBITDA and Gross Profit are used by the chief operating decision maker, along with other factors, to allocate resources. These measures reflect an additional way of viewing aspects of our business that, when viewed with our results determined in accordance with U.S. GAAP and the accompanying reconciliations to U.S. GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. However, they should not be construed as being more important than other comparable U.S. GAAP measures and must be considered in conjunction with the U.S. GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net income (loss) to Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income (loss) to gross profit, for the three and six months ended June 27, 2015 and June 28, 2014.

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2015	2014	2015	2014
(in thousands)
Net income (loss) (1)	$33	$14,201	$(79,804)	$(38,867)
Interest expense (1)	17,395	21,651	41,504	40,470
Depreciation, depletion and amortization	27,027	21,121	52,749	40,270
Accretion	359	218	763	425
Income tax benefit	(5,345)	(864)	(9,813)	(1,460)
Initial public offering costs	—	—	28,296	—
Loss on debt financings	30,873	—	31,672	—
Income from discontinued operations	(758)	(369)	(758)	(349)

Adjusted EBITDA	$69,584	$55,958	$64,609	$40,489

Adjusted EBITDA by Segment
(in thousands)
West	$39,497	$30,750	$51,366	$32,541
Central	35,518	28,823	36,228	28,400
East	9,580	7,932	1,713	(1,406)
Corporate	(15,011)	(11,547)	(24,698)	(19,046)

Adjusted EBITDA	$69,584	$55,958	$64,609	$40,489

(1)	The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. Summit Inc.’s net loss in the three and six months ended June 27, 2015 was $291 thousand greater than Summit LLC’s due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC’s interest expense.

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
Reconciliation of Operating Income (Loss) to Gross Profit	2015	2014	2015	2014
(in thousands)
Operating income (loss)	$42,300	$33,922	$(16,706)	$(1,097)
General and administrative expenses	39,711	34,867	106,945	70,355
Depreciation, depletion, amortization and accretion	27,386	21,339	53,512	40,695
Transaction costs	6,376	2,405	7,740	4,996

Gross Profit	$115,773	$92,533	$151,491	$114,949

Gross Margin[1]	35.2%	31.6%	30.0%	26.8%

(1)	Gross margin, which we define as gross profit as a percentage of net revenue, improved 354 basis points and 322 basis points in the three and six months ended June 27, 2015, respectively, primarily as a result of a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result, and as shown in the table below, gross revenue from aggregates and ready-mixed concrete was 23.7% and 28.5%, respectively, of total revenue in the six months ended June 27, 2015 compared to 19.2% and 23.9%, respectively, in the six months ended June 28, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 32.4% of total gross revenue in the six months ended June 27, 2015 compared to 42.2% in the six months ended June 28, 2014.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended June 27, 2015 and June 28, 2014.

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
(in thousands)
Net revenue	$329,009	$292,410	$504,148	$428,429
Delivery and subcontract revenue	35,934	31,885	54,782	46,957

Total revenue	364,943	324,295	558,930	475,386

Cost of revenue (excluding items shown separately below):	249,170	231,762	407,439	360,437
General and administrative expenses	39,711	34,867	106,945	70,355
Depreciation, depletion, amortization and accretion	27,386	21,339	53,512	40,695
Transaction costs	6,376	2,405	7,740	4,996

Operating income (loss)	42,300	33,922	(16,706)	(1,097)
Other expense (income), net	102	(697)	493	(891)
Loss on debt financings	30,873	—	31,672	—
Interest expense (1)	17,395	21,651	41,504	40,470

(Loss) income from continuing operations before taxes	(6,070)	12,968	(90,375)	(40,676)
Income tax benefit	(5,345)	(864)	(9,813)	(1,460)

(Loss) income from continuing operations	(725)	13,832	(80,562)	(39,216)
Income from discontinued operations	(758)	(369)	(758)	(349)

Net income (loss) (1)	$33	$14,201	$(79,804)	$(38,867)

(1)	The statement of operations shown above is based on the financial results of Summit Inc. Summit Inc.’s net loss in the three and six months ended June 27, 2015 was $291 thousand greater than Summit LLC’s due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC’s interest expense.

Three and six months ended June 27, 2015 compared to the three and six months ended June 28, 2014

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	Variance	2015	2014	Variance
($ in thousands)
Net Revenue	$329,009	$292,410	12.5%	$504,148	$428,429	17.7%
Operating income (loss)	42,300	33,922	24.7%	(16,706)	(1,097)	1,422.9%
Operating margin	12.9%	11.6%		(3.3)%	(0.3)%
Adjusted EBITDA	$69,584	$55,958	24.4%	$64,609	$40,489	59.6%

Net revenue increased $36.6 million and $75.7 million in the three and six months ended June 27, 2015, respectively, of which $20.1 million and $40.4 million was from increased sales of materials, respectively, and $19.8 million and $48.3 million was from increased sales of products, respectively, offset by a $3.4 million and $13.0 million decrease in service revenue, respectively. We had volume growth in our aggregates, cement and ready-mixed concrete lines of business, driven by the 2014 acquisitions and organic growth. We grew net revenue organically by $9.3 million and $16.0 million in the three and six months ended June 27, 2015, respectively.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
(in thousands)	2015	2014	Variance	2015	2014	Variance
Revenue by product:*
Aggregates	$79,929	$59,816	$20,113	$132,266	$91,366	$40,900
Cement	30,177	27,557	2,620	41,996	35,264	6,732
Ready-mixed concrete	89,309	71,389	17,920	159,397	113,769	45,628
Asphalt	85,329	74,686	10,643	106,243	99,082	7,161
Paving and related services	137,330	144,911	(7,581)	181,229	200,768	(19,539)
Other	(57,131)	(54,064)	(3,067)	(62,201)	(64,863)	2,662

Total revenue	$364,943	$324,295	$40,648	$558,930	$475,386	$83,544

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $7.6 million and $19.5 million in the three and six months ended June 27, 2015, respectively, primarily as a result of decreased activity in Texas, Utah and Kansas. Detail of our volumes and average selling prices by product in the six months ended June 27, 2015 and the six months ended June 28, 2014 were as follows:

	Six months ended		Six months ended
	June 27, 2015		June 28, 2014		Percentage Change in
	Volume (1)		Volume (1)
	(in thousands)	Pricing (2)	(in thousands)	Pricing (2)	Volume	Pricing
Aggregates	14,821	$8.92	10,196	$8.96	45.4%	(0.4)%
Cement	430	97.56	395	89.32	8.9%	9.2%
Ready-mixed concrete	1,564	101.91	1,197	95.04	30.7%	7.2%
Asphalt	1,598	56.58	1,647	52.49	(3.0)%	7.8%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregates and ready-mixed concrete volumes were positively affected by the 2014 acquisitions. Aggregate pricing was affected by lower average prices in our Canadian business and product mix in the East region. In September 2014, we acquired Mainland in British Columbia, Canada. Mainland is an aggregates business supplying sand and gravel to the Vancouver metropolitan area. Approximately half of Mainland’s volumes (or 8% of total aggregate volumes) in the six months ended June 27, 2015 reflected sand sales, which has a lower average price than hard aggregates. As a result, the average price of our aggregates decreased 0.4% despite a 4.2% price increase in our organic operations.

Our cement volumes increased 8.9% and prices increased 9.2% both driven by increased demand in our markets. The ready-mixed concrete prices benefited from the increased cement pricing leading to a 7.2% increase in ready-mixed concrete pricing. Ready-mixed concrete volumes increased 30.7%, primarily driven by 2014 acquisitions in Texas and, to a lesser extent, in Kansas. Asphalt pricing increased 7.8%, while inclement weather resulted in a 3.0% decrease in volumes. The increased pricing was largely due to a shift in product mix. In 2014, asphalt volumes included a higher percentage of base materials. Prior to eliminations, the net effect of these volume and pricing changes on revenue was approximately $79.4 million and $21.0 million, respectively.

Operating income increased $8.4 million and decreased $15.6 million in the three and six months ended June 27, 2015, respectively, and Adjusted EBITDA improved $13.6 million and $24.1 million, respectively.

For the three months ended June 27, 2015 operating margin improved from 11.6% to 12.9%, which was attributable to the following:

Operating margin — 2014	11.6%
Gross margin(1)	3.5%
Transaction costs(2)	(1.1)%
Other	(1.1)%

Operating margin — 2015	12.9%

(1)	As noted above, gross margin improved primarily due to a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result, and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 21.9% and 24.5%, respectively, of total revenue in the three months ended June 27, 2015 compared to 18.4% and 22.0%, respectively, in the three months ended June 28, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 37.6% of total revenue in the three months ended June 27, 2015 compared to 44.7% in the three months ended June 28, 2014.
(3)	Transaction costs increased $4.0 million in the three months ended June 27, 2015 due to the acquisition of the Davenport Assets consummated in July 2015.

For the six months ended June 27, 2015 operating margin decreased from (0.3)% to (3.3)%, which was attributable to the following:

Operating margin — 2014	(0.3)%
IPO costs(1)	(5.6)%
Gross margin(2)	3.2%
Transaction costs	(0.4)%
Other	(0.2)%

Operating margin — 2015	(3.3)%

(1)	In conjunction with our March 2015 IPO, we recognized a $14.5 million charge on the modification of our share-based awards and a $13.8 million charge on the termination of a management fee agreement with our Sponsors. The management fee agreement was terminated on March 17, 2015.
(2)	As noted above, gross margin improved primarily due to a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result, and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 23.7% and 28.5%, respectively, of total revenue in the six months ended June 27, 2015 compared to 19.2% and 23.9%, respectively, in the six months ended June 28, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 32.4% of total revenue in the six months ended June 27, 2015 compared to 42.2% in the six months ended June 28, 2014.
(3)	Transaction costs increased $2.7 million in the six months ended June 27, 2015 due to the acquisition of the Davenport Assets consummated in July 2015.

Other Financial Information

Loss on Debt Financings

In the three and six months ended June 27, 2015, we recognized a $30.9 million and $31.7 million, respectively, loss on debt financings related to the March 2015 amendment to the credit agreement and the April 2015 $288.2 redemption of 2020 Notes. On March 11, 2015, the Company entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated as of March 11, 2015, with Summit Holdings. In April 2015, using proceeds from the IPO, $288.2 million aggregate principal amount of the outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium. As a result of the redemption, a net charge of $31.3 million was recognized, which was composed of $38.2 million for the applicable prepayment premium and $4.7 million for the write-off of deferred financing fees, which was partially offset by an $11.6 million net benefit from the write-off the original issuance premium and discount.

Interest expense

Interest expense decreased $4.3 million in the three months ended June 27, 2015 due to the $288.2 million redemption of 2020 Notes in April 2015, partially offset by the additional $115.0 million of 2020 Notes issued in September 2014, which were outstanding for the entire duration of the three months ended June 27, 2015.

Income tax benefit

The income tax benefit increased $4.5 million and $8.4 million in the three and six months ended June 27, 2015, respectively, reflective of the tax benefit associated with the loss on debt financings that was recognized in our C corporations.

Segment results of operations

West Region

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	Variance	2015	2014	Variance
($ in thousands)
Net Revenue	$186,013	$160,884	15.6%	$303,019	$249,148	21.6%
Operating income	27,120	23,135	17.2%	26,935	18,029	49.4%
Operating margin	14.6%	14.4%		8.9%	7.2%
Adjusted EBITDA	$39,497	$30,750	28.4%	$51,366	$32,541	57.9%

Net revenue in the West region increased approximately 15.6% and 21.6% in the three and six months ended June 27, 2015, respectively, due primarily to acquisitions and organic volume growth. Incremental net revenue from acquisitions totaled $19.7 million and $46.6 million in the three and six months ended June 27, 2015, respectively, and organic net revenue increased $5.5 million and $7.3 million, respectively. Gross revenue by product/service was as follows:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
(in thousands)	2015	2014	Variance	2015	2014	Variance
Revenue by product:*
Aggregates	$39,499	$24,498	$15,001	$71,177	$39,318	$31,859
Ready-mixed concrete	68,093	56,066	12,027	124,031	89,252	34,779
Asphalt	51,843	41,864	9,979	71,294	63,701	7,593
Paving and related services	80,143	77,983	2,160	111,719	118,926	(7,207)
Other	(31,510)	(28,175)	(3,335)	(42,479)	(44,067)	1,588

Total revenue	$208,068	$172,236	$35,832	$335,742	$267,130	$68,612

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased by $2.2 million and decreased $7.2 million in the three and six months ended June 27, 2015, respectively. The decrease in the six months ended June 27, 2015 was primarily a result of decreased activity in Texas due to inclement weather. The West region’s percent changes in sales volumes and pricing in the six months ended June 27, 2015 from the six months ended June 28, 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	78.9%	1.1%
Ready-mixed concrete	28.7%	8.0%
Asphalt	(4.2)%	11.9%

The increase in aggregates and ready-mixed concrete revenue was a result of increased volumes and pricing improvements from the 2014 acquisitions. Asphalt pricing increased 11.9%, while inclement weather resulted in a 4.2% decrease in volumes. The increased asphalt pricing was largely due to a shift in product mix. In 2014, asphalt volumes included a higher percentage of base materials. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on revenue in the six months ended June 27, 2015 was approximately $58.5 million and $15.7 million, respectively.

The West region’s operating income increased $4.0 million and $8.9 million in the three and six months ended June 27, 2015, respectively, and Adjusted EBITDA improved $8.7 million and $18.8 million, respectively. The improvement was primarily driven by the inclusion of a half year of the 2014 acquisitions in the Houston and Midland/Odessa Texas and British Columbia, Canada markets and organic volume growth.

Operating margin in the three months ended June 27, 2015 was relatively consistent with operating margin in the three months ended June 28, 2014 as the Alleyton and Troy Vines acquisitions were fully included in the second quarter of 2014.

For the six months ended June 27, 2015 operating margin increased from 7.2% to 8.9%, which was attributable to the following:

Operating margin — 2014	7.2%
Profit improvement(1)	1.7%

Operating margin — 2015	8.9%

(1)	The operating margin improvement in the West region was primarily due to a shift in product mix. Our acquisitions in 2014 were materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 21.2% and 36.9%, respectively, of total revenue in the six months ended June 27, 2015, compared to 14.7% and 33.4%, respectively, in the six months ended June 28, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 33.3% of total revenue in the six months ended June 27, 2015, compared to 44.5% in the six months ended June 28, 2014.

Central Region

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	Variance	2015	2014	Variance
($ in thousands)
Net Revenue	$107,168	$95,697	12.0%	$157,756	$136,831	15.3%
Operating income	24,195	19,159	26.3%	14,477	9,794	47.8%
Operating margin	22.6%	20.0%		9.2%	7.2%
Adjusted EBITDA	$35,518	$28,823	23.2%	$36,228	$28,400	27.6%

Net revenue in the Central region increased $11.5 million and $20.9 million in the three and six months ended June 27, 2015, respectively. Incremental net revenue from acquisitions totaled $6.4 million and $10.8 million and organic net revenue growth was $5.1 million and $10.1 million in the three and six months ended June 27, 2015, respectively. Gross revenue by product/service was as follows:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
(in thousands)	2015	2014	Variance	2015	2014	Variance
Revenue by product:*
Aggregates	$25,634	$23,378	$2,256	$39,912	$35,499	$4,413
Cement	30,177	27,557	2,620	41,996	35,264	6,732
Ready-mixed concrete	21,216	15,323	5,893	35,366	24,517	10,849
Asphalt	14,091	12,344	1,747	15,094	14,353	741
Paving and related services	32,289	35,457	(3,168)	42,110	47,534	(5,424)
Other	(5,487)	(4,942)	(545)	51	(508)	559

Total revenue	$117,920	$109,117	$8,803	$174,529	$156,659	$17,870

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $3.2 million and $5.4 million decrease in paving and related services was driven by decreased demand for our services in Kansas in the three and six months ended June 27, 2015, respectively. The Central region’s percent changes in sales volumes and pricing in the six months ended June 27, 2015 from the six months ended June 28, 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	9.7%	2.5%
Cement	8.9%	9.2%
Ready-mixed concrete	37.8%	4.6%
Asphalt	2.7%	(2.2)%

In 2015, volumes increased among all of the Central region’s product lines. The increase in aggregates, cement and ready-mixed concrete revenue were driven by both volume and pricing growth. Our cement volumes increased 8.9% and prices increased 9.2% both driven by increased demand in our markets. The ready-mixed concrete prices benefited from the increased cement pricing leading to a 4.6% increase in ready-mixed concrete pricing. Asphalt volumes increased 2.7%, while pricing decreased 2.2% due to lower commodity prices passed on to customers. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on revenue in the six months ended June 27, 2015 was approximately $17.4 million and $5.3 million, respectively.

The Central region’s operating income increased $5.0 million and $4.7 million in the three and six months ended June 27, 2015, respectively, and Adjusted EBITDA improved $6.7 million and $7.8 million, respectively.

For the three months ended June 27, 2015 operating margin increased from 20.0% to 22.6%, which was attributable to the following:

Operating margin — 2014	20.0%
Cement pricing improvements(1)	2.4%
Other	0.2%

Operating margin — 2015	22.6%

(1)	A $1.3 million curtailment benefit was recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.

For the six months ended June 27, 2015 operating margin increased from 7.2% to 9.2%, which was attributable to the following:

Operating margin — 2014	7.2%
2014 Curtailment benefit	(0.8)%
Cement pricing improvements	4.3%
Other	(1.5)%

Operating margin — 2015	9.2%

East Region

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	Variance	2015	2014	Variance
($ in thousands)
Net Revenue	$35,828	$35,829	(0.0)%	$43,373	$42,450	2.2%
Operating income (loss)	6,523	3,713	75.7%	(4,308)	(8,843)	(51.3)%
Operating margin	18.2%	10.4%		(9.9)%	(20.8)%
Adjusted EBITDA	$9,580	$7,932	20.8%	$1,713	$(1,406)	(221.8)%

The East region’s net revenue remained consistent and increased 2.2% in the three and six months ended June 27, 2015, respectively, primarily from increased aggregate sales from the April 1, 2014 acquisition of Buckhorn Materials. Gross revenue by product/service was as follows:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
(in thousands)	2015	2014	Variance	2015	2014	Variance
Revenue by product:*
Aggregates	$14,796	$11,940	$2,856	$21,177	$16,549	$4,628
Asphalt	19,395	20,478	(1,083)	19,855	21,028	(1,173)
Paving and related services	24,898	31,471	(6,573)	27,400	34,308	(6,908)
Other	(20,134)	(20,947)	813	(19,773)	(20,288)	515

Total revenue	$38,955	$42,942	$(3,987)	$48,659	$51,597	$(2,938)

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $6.6 million and $6.9 million decrease in paving and related services was driven by decreased demand for our services in Kentucky in the three and six months ended June 27, 2015, respectively. The East region’s percent changes in sales volumes and pricing in the six months ended June 27, 2015 from the six months ended June 28, 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	27.8%	0.1%
Asphalt	(3.4)%	1.3%

Aggregate volumes in the East region increased 27.8% as a result of the Buckhorn Materials acquisition on April 1, 2014 and pricing increased 0.1%. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on revenue in the six months ended June 27, 2015 was approximately $3.5 million and immaterial, respectively.

The East region’s operating income increased $2.8 million and $4.5 million in the three and six months ended June 27, 2015, respectively, and Adjusted EBITDA improved $1.6 million and $3.1 million, respectively. For the six months ended June 27, 2015 operating margin increased from (20.8)% to (9.9)%, which was primarily attributable to the increased aggregate volumes.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations and amounts available for borrowing under our credit facilities and capital-raising activities in the debt and capital markets. As of June 27, 2015, we had $12.6 million in cash and working capital of $66.0 million as compared to cash and working capital of $13.2 million and $80.4 million, respectively, at December 27, 2014. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of

June 27, 2015 or December 27, 2014. Our remaining borrowing capacity on our senior secured revolving credit facility was $144.8 million as of June 27, 2015, which is net of $24.2 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our Credit Agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used for operating activities in the six months ended June 28, 2014 was $45.9 million, compared to full year 2014 net cash provided by operating activities of $79.1 million. Net cash used for operating activities in the six months ended June 27, 2015 was $80.1 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage and interest coverage ratios. As of June 27, 2015, we were in compliance with all debt covenants.

At June 27, 2015 and December 27, 2014, $827.2 million and $1,064.9 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding under our respective debt agreements. Summit LLC has credit facilities that provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities. Summit LLC and its indirect wholly-owned subsidiary, Finance Corp, have issued $625.0 million aggregate principal amount of 2020 Notes due January 31, 2020 under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). We initially issued $250.0 million of 2020 Notes on January 30, 2012. We issued an additional $260.0 million and $115.0 million of 2020 Notes on January 17, 2014 and September 8, 2014, respectively, at a premium over par value, receiving aggregate proceeds of $409.3 million, before payment of fees and expenses. The proceeds from the January and September 2014 issuances were used for the purchases of Alleyton and Mainland, to make payments on the senior secured revolving credit facility and for general corporate purposes.

On July 8, 2015, we issued $350.0 million in aggregate principal amount of 6.125% senior notes due July 15, 2023. The 2023 Notes were issued at 100.0% of their par value. Interest on the 2023 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2016.

On July 17, 2015, we refinanced our term loan under the Senior Secured Credit Facilities. The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility to an aggregate $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in our Credit Agreement).

We used the net proceeds from the Notes and the Refinancing to finance the initial $370.0 million cash purchase price for the Davenport Acquisition, to refinance our existing senior secured term loan facility, to redeem $183.0 million aggregate principal amount of our outstanding 2020 Notes and to pay related fees and expenses. The $183.0 million redemption of 2020 Notes occurred on August 3, 2015.

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the six months ended June 27, 2015 and June 28, 2014:

	Summit Inc.
	June 27,	June 28,
(in thousands)	2015	2014
Net cash (used for) provided by
Operating activities	$(80,084)	$(45,880)
Investing activities	(52,593)	(277,388)
Financing activities	132,032	329,153
Cash paid for capital expenditures	$(43,379)	$(49,260)

Operating activities

During the six months ended June 27, 2015, cash used in operating activities was $80.1 million primarily as a result of:

•	Net loss of $79.8 million, adjusted for $64.9 million of non-cash expenses, including $57.1 million of depreciation, depletion, amortization and accretion and $17.0 million of share-based compensation expense.

•	$16.6 million utilized to increase inventory consistent with the seasonality of our business for which our inventory levels typically decrease in the fourth quarter in preparation for the winter slowdown and are then increased during the first half of the year in preparation for the increased sales volumes in the spring and summer.

•	$7.9 million associated with the timing of payments associated with accounts payable and accrued expenses in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. Almost all of our products are consumed and services provided outdoors. Our highest sales and earnings are normally in the spring, summer and fall months, primarily in the second and third quarters, and our lowest sales are in the winter months of the first and fourth quarters. Accordingly, during the winter months, particularly in the first quarter, our payments on accounts payable and accrued expenses outstanding from the prior year-end typically exceed new accounts payable and accrued expenses generated during the quarter, resulting in a net cash outflow. In addition, we made $49.3 million of interest payments in the six months ended June 27, 2015.

•	$36.0 million of increased accounts receivable (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

During the six months ended June 28, 2014, cash used in operating activities was $45.9 million primarily as a result of:

•	Net loss of $38.9 million, adjusted for $44.9 million of non-cash expenses, including $43.3 million of depreciation, depletion, amortization and accretion.

•	$39.2 million of increased accounts receivable (billed and unbilled) consistent with the seasonality of our business.

•	$17.8 million utilized to increase inventory consistent with the seasonality of our business.

•	$7.9 million associated with the timing of payments associated with accounts payable and accrued expenses in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance to prepare the business for increased sales volumes in the summer and fall. In addition, we paid $25.9 million of interest payments in the six months ended June 28, 2014.

Investing activities

During the six months ended June 27, 2015, cash used for investing activities was $52.6 million, of which $43.4 million was invested in capital expenditures and $15.9 million related to the 2015 acquisition of Lewis & Lewis, Inc., which was partially offset by $6.0 million of proceeds from asset sales.

During the six months ended June 28, 2014, cash used for investing activities was $277.4 million, $234.9 million of which related to the 2014 acquisitions of Alleyton, Troy Vines and Buckhorn Materials. In addition, we invested $49.3 million in capital expenditures, offset by $6.0 million of proceeds from asset sales. Approximately $12.2 million of the capital expenditures were invested in our cement business in Hannibal, Missouri, for continued development of an underground mine ($4.1 million), as well as improvements made to the cement plant during the annual scheduled winter shutdown in February 2014.

Financing activities

During the six months ended June 27, 2015, cash provided by financing activities was $132.0 million, which was primarily composed of $460.0 million of proceeds from Summit Inc.’s IPO. Summit Inc. sold 25.6 million shares of Common Stock in the first quarter of 2015, receiving $424.0 million of proceeds, net of underwriter and other issuance costs. Summit Inc. utilized $35.0 million of the proceeds for the purchase of the noncontrolling interest of Continental Cement. The remaining proceeds were contributed to Summit LLC to redeem $288.2 million aggregate principal amount of the outstanding 2020 Notes at a redemption price equal to par plus an applicable premium of $38.2 million and $5.2 million of accrued and unpaid interest. We also made $12.0 million of payments on acquisition related liabilities and paid $5.1 million in debt issuance costs

During the six months ended June 28, 2014, cash provided by financing activities was $329.2 million, which was primarily composed of $315.5 million of net additional borrowings, $282.8 million of which were the net proceeds from the January 2014 issuance of $260.0 million 2020 Notes issued at a premium of $22.8 million. Approximately $182.5 million of the funds from the borrowings were used to purchase Alleyton. The remaining funds have been used to fund working capital needs. In addition, we received equity contributions of $24.4 million and made $4.3 million of payments on acquisition related liabilities in the six months ended June 28, 2014.

Cash paid for capital expenditures

We expended approximately $43.4 million in capital expenditures in the six months ended June 27, 2015 compared to $49.3 million in the six months ended June 28, 2014. The 2015 capital expenditures were primarily composed of various pieces of equipment and rolling stock.

We estimate that we will invest between $80.0 million and $90.0 million in capital expenditures in 2015, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our Senior Secured Credit Facilities. In 2015, we expect to continue investing in Texas, including approximately $6.4 million on installation of a new sand and gravel processing plant near Houston and $7.0 million on installation of a new asphalt plant in San Antonio.

Contractual Obligations

The table below presents, as of June 27, 2015, our obligations and commitments to make future payments under contracts and contingent commitments. The information below does not give effect to the redemption of $183.0 million of 2020 Notes that occurred on August 3, 2015, the new borrowings from the Refinancing in connection with the acquisitions of the Davenport Assets and the offering of the 2023 Notes or the use of proceeds therefrom.

		2015
Contractual Obligations	Total	(six months)	2016	2017-2018	2019 - 2020	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$750,360	$3,165	$4,220	$7,385	$735,590	$—
Revolver	66,000	66,000	—	—	—	—
Capital lease obligations	55,733	16,606	9,643	22,307	3,132	4,045
Operating lease obligations	19,031	3,163	5,273	6,465	2,823	1,307
Interest payments (1)	255,818	33,437	56,088	106,383	59,910	—
Acquisition-related liabilities	84,964	6,461	20,684	28,991	14,924	13,904
Royalty payments	73,540	1,612	4,719	9,622	8,480	49,107
Defined benefit plans (2)	9,910	917	1,675	2,124	1,696	3,498
Asset retirement obligation payments	51,914	1,797	3,118	4,037	1,577	41,385
Purchase commitments (3)	21,423	13,106	8,317	—	—
Other	1,487	133	463	891	—	—

Total contractual obligations (4)	$1,390,180	$146,397	$114,200	$188,205	$828,132	$113,246

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of June 27, 2015 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund our defined benefit plans.
(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases. Commitments are generally less than one year.
(4)	Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in tax basis of the tangible and intangible assets of Summit Holdings resulting from future exchanges of LP Units for shares of Class A common stock and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We estimated that, as of the IPO date, and assuming that Summit Materials, Inc. had exercised its termination right associated with this benefit immediately following the IPO, the aggregate amount of the termination payments would be approximately $461.0 million. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors. As of June 27, 2015, no LP units had been exchanged.

In addition to the tax receivable agreement, the holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Inc.’s estimate of the net taxable income of Summit Holdings allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). We estimate the cash tax distribution payments to be $20.8 million for the remainder of 2015, $21.5 million in 2016 and $12.6 million in 2017. Estimating the tax distributions required under the limited partnership agreement is imprecise by its nature as the calculation depends on a variety of factors, including, but not limited to, projected taxable income of Summit Holdings and changes in ownership as a result of LP Units exchanges for shares of Class A common stock.

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

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ 40% ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from us. Through June 27, 2015, we have funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of June 27, 2015 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as our best estimate of loss related to this matter.

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

As of June 27, 2015, we had no material off-balance sheet arrangements.

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

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of June 27, 2015. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2015, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of June 27, 2015. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2015, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

None.

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

We are not presently aware that we and our subsidiaries knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 27, 2015.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement, dated as of April 16, 2015, among Continental Cement Company, L.L.C., Lafarge North America Inc., Summit Materials, LLC and Summit Materials Holdings L.P. (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K filed on April 17, 2015 (File Nos. 001-36873 and 333-187556)).

2.2	Asset Purchase Agreement, dated as of April 16, 2015, among Continental Cement Company, L.L.C., Lafarge North America Inc., Summit Materials, LLC and Summit Materials Holdings L.P. (incorporated by reference to Exhibit 2.2 of the Registrants’Current Report on Form 8-K filed on April 17, 2015 (File Nos. 001-36873 and 333-187556)).

3.1	Amended and Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

3.2	Amended and Restated Bylaws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

3.3	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

3.4	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

31.1*	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.

99.2*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

SUMMIT MATERIALS, INC.

Date: August 10, 2015	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMIT MATERIALS, LLC

Date: August 10, 2015	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)