Form 10-Q
period 2015-09-26
Summit Materials, Inc.; Summit Materials, LLC
filed 2015-11-03
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:

001-36873 (Summit Materials, Inc.)

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

As of October 27, 2015, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 49,009,738 and 69,007,297, respectively.

As of October 27, 2015, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Unless stated otherwise or the context requires otherwise, references to “Summit Inc.” mean Summit Materials, Inc., a Delaware corporation, and references to “Summit LLC” mean Summit Materials, LLC, a Delaware limited liability company. The references to Summit Inc. and Summit LLC are used in cases where it is important to distinguish between them. We use the terms “we,” “our,” “us” or “the Company” to refer to Summit Inc. and Summit LLC together with their respective subsidiaries, unless otherwise noted or the context otherwise requires.

Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 26, 2015, its sole material asset was a 49.3% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 10 1/2% senior notes due 2020 (the “2020 Notes”) and our 6 1/8% senior notes due 2023 (the “2023 Notes”). Summit Inc.’s only revenue for the three and nine months ended September 26, 2015 is that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with its initial public offering (“IPO”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s prospectus (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015, any factors discussed in the section entitled “Risk Factors” of this report, and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel;

•	interruptions in our information technology systems and infrastructure; and

•	other factors as described in the Prospectus.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“Finance Corp” refers to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit LLC;

•	“Sponsors” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P.;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, formerly Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP.;

•	“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Lafarge” refers to Lafarge North America Inc.;

•	“Lewis & Lewis” refers to Lewis & Lewis, Inc.;

•	“Davenport Assets” refer to a cement plant and quarry in Davenport, Iowa and seven cement distribution terminals along the Mississippi River; and

•	“LeGrand” refers to LeGrand Johnson Construction Co.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM  10-Q

		Page No.
PART I—Financial Information

Item 1.	Financial Statements for Summit Materials, Inc.	1

	Unaudited Consolidated Balance Sheets as of September 26, 2015 and December 27, 2014	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014	2

	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2015 and September 27, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014	4

	Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders Equity for the nine months ended September 26, 2015 and September 27, 2014	5

	Notes to Unaudited Consolidated Financial Statements	6

	Financial Statements for Summit Materials, LLC	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II — Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		46

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$18,987	$13,215
Accounts receivable, net	205,939	141,302
Costs and estimated earnings in excess of billings	34,175	10,174
Inventories	138,036	111,553
Other current assets	21,762	17,172

Total current assets	418,899	293,416

Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 26, 2015 - $343,087 and December 27, 2014 - $279,375)	1,276,227	950,601
Goodwill	567,836	419,270
Intangible assets, less accumulated amortization (September 26, 2015 - $4,851 and December 27, 2014 - $3,073)	15,481	17,647
Other assets	51,798	48,843

Total assets	$2,330,241	$1,729,777

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity/Partners’ Interest
Current liabilities:
Current portion of debt	$68,125	$5,275
Current portion of acquisition-related liabilities	20,191	18,402
Accounts payable	113,226	78,854
Accrued expenses	90,880	101,496
Billings in excess of costs and estimated earnings	11,005	8,958

Total current liabilities	303,427	212,985

Long-term debt	1,148,068	1,059,642
Acquisition-related liabilities	41,978	42,736
Other noncurrent liabilities	114,575	93,691

Total liabilities	1,608,048	1,409,054

Commitments and contingencies (see note 12)
Redeemable noncontrolling interest	—	33,740
Stockholders’ equity/partners’ interest:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 49,009,738 shares issued and outstanding as of September 26, 2015	490	—
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 69,007,297 shares issued and outstanding as of September 26, 2015	690	—
Partners’ interest	—	285,685
Additional paid-in capital	600,204	—
Accumulated earnings	4,355	—
Accumulated other comprehensive loss	(2,607)	—

Stockholders’ equity/partners’ interest:	603,132	285,685
Noncontrolling interest in consolidated subsidiaries	1,271	1,298
Noncontrolling interest in Summit Materials, Inc.	117,790	—

Total stockholders’ equity/partners’ interest	722,193	286,983

Total liabilities, redeemable noncontrolling interest and stockholders’ equity/partners’ interest	$2,330,241	$1,729,777

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Product	$338,020	$258,860	$748,210	$580,351
Service	88,266	89,276	182,224	196,214

Net revenue	426,286	348,136	930,434	776,565
Delivery and subcontract revenue	45,619	46,623	100,401	93,580

Total revenue	471,905	394,759	1,030,835	870,145

Cost of revenue (excluding items shown separately below):
Product	207,500	176,967	490,923	411,581
Service	59,280	61,907	128,514	140,773

Net cost of revenue	266,780	238,874	619,437	552,354
Delivery and subcontract cost	45,619	46,623	100,401	93,580

Total cost of revenue	312,399	285,497	719,838	645,934

General and administrative expenses	42,539	35,517	149,484	105,872
Depreciation, depletion, amortization and accretion	33,306	23,255	86,818	63,950
Transaction costs	304	2,741	8,044	7,737

Operating income	83,357	47,749	66,651	46,652
Other income, net	(1,171)	(1,408)	(678)	(2,299)
Loss on debt financings	32,641	—	64,313	—
Interest expense	20,727	22,085	62,231	62,555

Income (loss) from continuing operations before taxes	31,160	27,072	(59,215)	(13,604)
Income tax benefit	(2,655)	(1,038)	(12,468)	(2,498)

Income (loss) from continuing operations	33,815	28,110	(46,747)	(11,106)
Income from discontinued operations	(57)	(7)	(815)	(356)

Net income (loss)	33,872	28,117	(45,932)	(10,750)
Net income (loss) attributable to noncontrolling interest in subsidiaries	52	1,243	(1,917)	674

Net income (loss) attributable to Summit Holdings	19,109	$26,874	(48,370)	$(11,424)

Net income attributable to Summit Materials, Inc.	$14,711		$4,355

Net income per share of Class A common stock:
Basic	$0.39		$0.14
Diluted	$0.39		$0.14
Weighted average shares of Class A common stock:
Basic	37,920,452		31,768,406
Diluted	37,963,930		31,811,315

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$33,872	$28,117	$(45,932)	$(10,750)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	—	—	(1,346)
Postretirement liability adjustment	—	—	—	2,164
Foreign currency translation adjustment	(6,296)	(1,764)	(11,531)	(1,764)
Loss on cash flow hedges	(1,010)	—	(1,010)	—

Other comprehensive loss	(7,306)	(1,764)	(12,541)	(946)

Comprehensive income (loss)	26,566	26,353	(58,473)	(11,696)
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	52	1,243	(1,917)	919
Less comprehensive income (loss) attributable to Summit Holdings	14,424	$25,110	(58,304)	$(12,615)

Comprehensive income attributable to Summit Materials, Inc.	$12,090		$1,748

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 26, 2015	September 27, 2014
Cash flow from operating activities:
Net loss	$(45,932)	$(10,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	90,789	68,467
Share-based compensation expense	18,589	1,746
Deferred income tax benefit	—	(525)
Net gain on asset disposals	(4,990)	(219)
Net gain on debt financings	(4,570)	—
Other	136	(463)
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(56,287)	(54,463)
Inventories	(3,830)	(3,843)
Costs and estimated earnings in excess of billings	(23,402)	(15,009)
Other current assets	(4,401)	(3,910)
Other assets	(524)	(675)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	29,383	9,433
Accrued expenses	(12,272)	2,578
Billings in excess of costs and estimated earnings	(763)	270
Other liabilities	(853)	(3,473)

Net cash used in operating activities	(18,927)	(10,836)

Cash flow from investing activities:
Acquisitions, net of cash acquired	(505,466)	(351,941)
Purchases of property, plant and equipment	(69,672)	(64,244)
Proceeds from the sale of property, plant and equipment	8,883	9,575
Other	610	757

Net cash used for investing activities	(565,645)	(405,853)

Cash flow from financing activities:
Proceeds from equity offerings	1,037,444	—
Capital issuance costs	(61,218)	—
Capital contributions by partners	—	24,350
Proceeds from debt issuances	1,415,750	657,217
Debt issuance costs	(10,911)	(8,834)
Payments on debt	(1,251,407)	(258,337)
Purchase of noncontrolling interests	(497,848)	—
Payments on acquisition-related liabilities	(15,018)	(5,807)
Distributions from partnership	(26,448)	—
Other	—	(88)

Net cash provided by financing activities	590,344	408,501

Net increase (decrease) in cash	5,772	(8,188)
Cash – beginning of period	13,215	18,184

Cash – end of period	$18,987	$9,996

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

(In thousands, except share amounts)

				Summit Materials, Inc.
	Redeemable Noncontrolling Interest	Partners’ Interest	Noncontrolling Interest in Subsidiaries	Accumulated Earnings	Accumulated Other Comprehensive Loss	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Noncontrolling Interest in Summit Inc.	Total Stockholders’ Equity/Partners’ Interest
						Shares	Dollars	Shares	Dollars
Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983

Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive income	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424

Balance - March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net income (loss)	—	—	50	4,355	—	—	—	—	—	—	(7,032)	(2,627)
Issuance of Class A Shares	—	—	—	—	—	47,980,555	480	—	—	564,214		564,694
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive income	—	—	—	—	(2,607)		—	—	—	—	(4,685)	(7,292)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of noncontrolling interests	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	(51,315)	(32,790)
Share-based compensation	—	—	—	—	—	—	—	—	—	18,165	—	18,165
Distributions from partnership	—	—	—	—	—					—	(26,448)	(26,448)

Balance — September 26, 2015	$—	$—	$1,271	$4,355	$(2,607)	49,009,738	$490	69,007,297	$690	$600,204	$117,790	$722,193

Balance — December 28, 2013	$24,767	$285,606	$1,211	$—	$—	—	$—	—	$—	$—	$—	$286,817

Contributed capital	—	24,350	—		—	—	—	—	—	—		24,350
Accretion/ redemption value adjustment	6,211	(6,211)	—	—	—	—	—	—	—	—	—	(6,211)
Net (loss) income	597	(11,424)	77	—	—	—	—	—	—	—	—	(11,347)
Other comprehensive income	245	(1,191)	—	—	—	—	—	—	—	—	—	(1,191)
Share-based compensation	—	1,750	—	—	—	—	—	—	—	—	—	1,750
Repurchase of member’s interest	—	(88)	—	—	—	—	—	—	—	—	—	(88)

Balance —September 27, 2014	$31,820	$292,792	$1,288	$—	$—	—	$—	—	$—	$—	$—	$294,080

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

1.	SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, two cement plants, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the West; Central; and East regions.

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

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. Its sole material asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering, Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries and, through Summit Holdings, conducts its business. Together with Summit Inc., certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P. (collectively, the “Sponsors”) are the primary owners of Summit Holdings.

Initial Public Offering—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the initial public offering of its Class A common stock (“IPO”). Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued Class A Units (“LP Units”) from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds: (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1/2% senior notes due January 31, 2020 (“2020 Notes”); (ii) to purchase 71,428,571 Class B Units of Continental Cement Company, L.L.C. (“Continental Cement”); (iii) to pay a one-time termination fee of $13.8 million primarily to affiliates of the Sponsors in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The $288.2 million redemption of 2020 Notes was completed in the second quarter of 2015 at a redemption price equal to par plus an applicable premium of $38.2 million plus $5.2 million of accrued and unpaid interest.

Follow-On Offering—On August 11, 2015, Summit Inc. raised $555.8 million, net of underwriting discounts, through the issuance of 22,425,000 shares of Class A common stock at a public offering price of $25.75 per share. Summit Inc. used these proceeds to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 LP Units from certain of our pre-IPO owners, at a purchase price per LP Unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. Summit Holdings used the proceeds from the 3,750,000 newly-issued LP Units to pay the deferred purchase price of $80.0 million related to the July 17, 2015 acquisition of a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River (the “Davenport Assets”) and for general corporate purposes.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company’s financial position as of December 27, 2014, the results of operations for the three and nine months ended September 27, 2014 and cash flows for the nine months ended September 27, 2014 reflect those of Summit Holdings. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Summit Holdings and the notes thereto as of and for the year ended December 27, 2014. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 26, 2015, the results of operations for the three and nine months ended September 26, 2015 and September 27, 2014 and cash flows for the nine months ended September 26, 2015 and September 27, 2014. All significant intercompany balances and transactions have been eliminated.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and will occur in 2015. The additional week in the 53-week year will be included in the fourth quarter.

The consolidated financial statements of the Company include the accounts of Summit Inc. and its subsidiaries, including noncontrolling interests. As a result of the Reorganization, Summit Holdings became a variable interest entity. Summit Inc. is the primary beneficiary of Summit Holdings as a result of its 100% voting power and control over Summit Holdings and its obligation to absorb losses and its right to receive benefits of Summit Holdings and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination of 72.2% between March 11, 2015 and August 11, 2015 and 50.7% between August 8, 2015 and September 26, 2015. Summit Inc.’s August 2015 purchase of 22,425,000 LP Units, 18,675,000 of which were previously held by certain of our pre-IPO owners, decreased the noncontrolling interest’s economic interest from 72.2% to 50.7%.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 18 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Kentucky, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 26, 2015 and September 27, 2014.

Earnings per Share—The Company computes basic earnings per share attributable to stockholders by dividing income attributable to Summit Inc. by the weighted-average shares of Class A common stock outstanding. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company’s earnings. Since the Class B common stock has no economic value, those shares are not included in the weighted-average common share amount for basic or diluted earnings per share. In addition, as the shares of Class A common stock are issued by Summit Inc., the earnings and equity interests of noncontrolling interests are not included in basic or diluted earnings per share.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

Fair Value Measurements—Certain acquisitions made by the Company require the payment of contingent amounts of purchase consideration. These payments are contingent on specified operating results being achieved in periods subsequent to the acquisition and will only be made if earn-out thresholds are achieved. Contingent consideration obligations are measured at fair value each reporting period. Any adjustments to fair value are recognized in earnings in the period identified. In the third quarter of 2015, the Company entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of September 26, 2015 and December 27, 2014 was:

	September 26, 2015	December 27, 2014
Current portion of derivatives and acquisition-related liabilities:
Contingent consideration	$4,559	$2,375
Cash flow hedge	114

Derivatives and acquisition- related liabilities:
Contingent consideration	$2,711	$5,379
Cash flow hedge	897

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the derivatives are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments in the three or nine months ended September 26, 2015 or September 27, 2014.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 26, 2015 and December 27, 2014 was:

	September 26, 2015		December 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,155,557	$1,156,193	$1,101,873	$1,064,917

Level 3
Current portion of deferred consideration and noncompete obligations(2)	15,632	15,632	16,027	16,027
Long term portion of deferred consideration and noncompete obligations(3)	39,267	39,267	37,357	37,357

(1)	$8.1 million and $5.3 million included in current portion of debt as of September 26, 2015 and December 27, 2014, respectively. Excludes $60.0 million outstanding on the revolving credit facility as of September 26, 2015.
(2)	Included in current portion of acquisition-related liabilities on the balance sheet.
(3)	Included in acquisition-related liabilities on the balance sheet.

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

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

Redeemable Noncontrolling Interest — On March 17, 2015, upon the consummation of the IPO and the transactions contemplated by a contribution and purchase agreement entered into with the holders of all of the outstanding Class B Units of Continental Cement, Continental Cement became a wholly-owned indirect subsidiary of Summit Inc. The noncontrolling interests of Continental Cement were acquired for aggregate consideration of $64.1 million, consisting of $35.0 million of cash, 1,029,183 shares of Summit Inc.’s Class A common stock and $15.0 million aggregate principal amount of non-interest bearing notes payable in six annual installments of $2.5 million, beginning on March 17, 2016.

New Accounting Standards — In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance will be applied retrospectively to all prior periods (i.e., the balance sheet for each period will be adjusted). Had the Company adopted this guidance as of the current period, both Other Assets (noncurrent) and Long-term Debt as of September 26, 2015 and December 27, 2014, would have decreased by $8.8 million and $16.8 million, respectively.

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

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. Early adoption is permitted, but no earlier than 2017. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

Reclassifications — Certain amounts in the prior year have been reclassified to conform to the to the current period’s presentation.

2.	REORGANIZATION

Prior to the IPO and Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership interests (Class A-1, Class A-2, Class B-1, Class C, Class D-1 and Class D-2), each of which was subject to unique distribution rights. There were no outstanding Class A-2 interests. In connection with the IPO and the Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating the LP Units, referred to as the “Reclassification.” Immediately following the Reclassification, 69,007,297 LP Units were outstanding. In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). The exercise price of the warrants and leverage restoration options is the IPO price of $18.00 per share. In conjunction with the Reclassification of the equity-based awards, the Company recognized a $14.5 million modification charge in general and administrative costs.

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

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

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

3.	ACQUISITIONS

On July 17, 2015, the Company acquired the Davenport Assets for a purchase price of $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa. The operating results of the acquired business have been included in the Central region’s results of operations since the date of the acquisition. Assets acquired and liabilities assumed are measured at their acquisition-date fair value. Goodwill recognized in connection with the acquisition is primarily attributable to the expected profitability, assembled workforce and operational infrastructure of the acquired business and the synergies expected to result after its integration. The Davenport Assets were immediately integrated into the Company’s existing cement operations such that it is not practicable to report revenue and net income separately for the Davenport Assets.

Pro Forma Financial Information (unaudited) — The following unaudited supplemental pro forma information presents the financial results as if the Davenport Assets had been acquired on the first day of the 2014 fiscal year. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on the first day of the preceding fiscal year, nor is it indicative of any future results. The pro forma adjustments include a reduction of transaction costs of $6.5 million and additional depreciation, depletion, amortization and accretion of $7.5 million.

	Three months ended September 26, 2015	Nine months ended September 26, 2015
Revenue	$477,706	$1,069,305
Net income	27,649	26,764

The purchase price allocation for the Davenport Assets has not been finalized due to the recent timing of the acquisition. The following table summarizes aggregated information regarding the estimated fair values of the assets acquired and liabilities assumed in conjunction with the acquisition:

September 26, 2015
Inventories	$21,538
Property, plant and equipment	272,815
Other assets	6,537
Financial liabilities	(1,509)
Other long-term liabilities	(95)

Net assets acquired	299,286
Goodwill	150,710

Total consideration	449,996

Transfer of assets	(2,182)
Working capital true-up	896

Net cash paid for acquisitions	$448,710

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

4.	GOODWILL

Changes in the carrying amount of goodwill, by reportable segment, from December 27, 2014 to September 26, 2015 are summarized as follows:

	West	Central	East	Total
Balance, December 27, 2014	$297,085	$96,025	$26,160	$419,270
Acquisitions (1)	4,579	150,929	—	155,508
Foreign currency translation adjustments	(6,942)	—	—	(6,942)

Balance, September 26, 2015	$294,722	$246,954	$26,160	$567,836

(1)	Includes certain working capital adjustments related to 2014 acquisitions

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of September 26, 2015 and December 27, 2014:

	September 26, 2015	December 27, 2014
Trade accounts receivable	$194,235	$131,060
Retention receivables	13,396	12,053
Receivables from related parties	705	333

Accounts receivable	208,336	143,446
Less: Allowance for doubtful accounts	(2,397)	(2,144)

Accounts receivable, net	$205,939	$141,302

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are expected to be billed and collected within one year.

6.	INVENTORIES

Inventories consisted of the following as of September 26, 2015 and December 27, 2014:

	September 26,	December 27,
	2015	2014
Aggregate stockpiles	$90,776	$88,211
Finished goods	11,284	8,826
Work in process	6,511	1,801
Raw materials	29,465	12,715

Total	$138,036	$111,553

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 26, 2015 and December 27, 2014:

	September 26, 2015	December 27, 2014
Interest	$12,973	$32,475
Payroll and benefits	22,095	20,326
Capital lease obligations	16,065	17,530
Insurance	13,710	11,402
Non-income taxes	10,221	5,520
Professional fees	1,305	3,299
Other (1)	14,511	10,944

Total	$90,880	$101,496

(1) Consists primarily of subcontractor and working capital settlement accruals.

8.	DEBT

Debt consisted of the following as of September 26, 2015 and December 27, 2014:

	September 26, 2015	December 27, 2014
Revolving credit facility	$60,000	$—

Long-term debt:
10 1/2% Senior Notes, due 2020:
$153.8 million senior notes, including a $5.5 million net premium at September 26, 2015 and $625.0 million senior notes, including a $26.5 million net premium at December 27, 2014	159,365	651,548
6 1/8% Senior Notes, due 2023:
$350.0 million senior notes, issued at par at September 26, 2015	350,000
Term Loan, due 2022:
$650.0 million term loan, net of $3.1 million discount at September 26, 2015 and $415.7 million term loan, net of $2.3 million discount at December 27, 2014	646,828	413,369

Total	1,156,193	1,064,917
Current portion of long-term debt	8,125	5,275

Long-term debt	$1,148,068	$1,059,642

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 26, 2015, are as follows:

2015 (three months)	$3,250
2016	6,500
2017	6,500
2018	4,875
2019	6,500
2020	161,925
Thereafter	964,250

Total	1,153,800
Plus: Original issue net premium	2,393

Total debt	$1,156,193

Senior Notes—The 2020 Notes were issued under an indenture dated January 30, 2012 (as amended and supplemented, the “2012 Indenture”) by Summit Materials, LLC (“Summit LLC”) and Summit Materials Finance Corp. (collectively, the “Issuers”). The Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2012 Indenture also contains customary events of default. Interest on the 2020 Notes is payable semi-annually in arrears. On September 8, 2014 and January 17, 2014, the Issuers issued an additional $115.0 million and $260.0 million, respectively, aggregate principal amount of 2020 Notes (the “Additional Notes”), receiving proceeds of $409.3 million, before payment of fees and expenses and including an aggregate $34.3 million premium. The proceeds from the sale of the Additional Notes were used for the purchases of acquisitions, to make payments on the revolving credit facility and for general corporate purposes. The Additional Notes are treated as a single series with the $250.0 million of 2020 Notes issued in January 2012 (the “Existing Notes”) and have substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes are treated as one class under the 2012 Indenture.

The Issuers issued $350.0 million in aggregate principal amount of 6.125% senior notes due July 15, 2023 (the “2023 Notes”) under an indenture dated July 28, 2015 (as amended and supplemented, the “2015 Indenture”). The net proceeds from the 2023 Notes, with proceeds from the refinancing of the term loan described below, were used to pay the $370.0 million initial purchase price for the Davenport Assets and to redeem $183.0 million aggregate principal amount of the 2020 Notes and pay related fees and expenses. The 2015 Indenture contains covenants and events of default generally consistent with the 2012 Indenture. The 2023 Notes were issued at 100% of their par value. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016. As of September 26, 2015 and December 27, 2014, the Company was in compliance with all covenants under both indentures, as applicable.

In April and August 2015, using proceeds from the IPO and the refinancing of the term loan described below, $288.2 million and $183.0 million, respectively, aggregate principal amount of the outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium. As a result of the redemptions, net charges of $14.1 million and $45.4 million were recognized in the three and nine months ended September 26, 2015, respectively. The fees included $18.2 million and $56.4 million for the applicable prepayment premium and $2.8 million and $7.5 million for the write-off of deferred financing fees, partially offset by $6.9 million and $18.5 million of net benefit from the write-off of the original issuance net premium in the three and nine months ended September 26, 2015, respectively.

Senior Secured Credit Facilities—Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date, which is July 17, 2022.

On July 17, 2015, Summit LLC refinanced its term loan under the Senior Secured Credit Facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility from $422.0 million to an aggregate $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement governing the Senior Secured Credit Facilities).

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the credit agreement governing the Senior Secured Credit Facilities, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated as of March 11, 2015, with Summit Holdings. As a result of this amendment, a charge of $0.4 million of deferred financing was recognized in the nine months ended September 26, 2015.

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.0% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.0% for LIBOR rate loans. The interest rate in effect at September 26, 2015 was 3.2%.

There were $60.0 million of outstanding borrowings under the revolving credit facility as of September 26, 2015, leaving remaining borrowing capacity of $150.6 million, which is net of $24.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Senior Secured Credit Facilities, should be no greater than 4.75:1.0 as of each quarter-end. As of September 26, 2015 and December 27, 2014, Summit LLC was in compliance with all covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the 2020 Notes, the 2023 Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $17.8 million and $54.6 million in the three and nine months ended September 26, 2015, respectively, and $19.9 million and $56.4 million in the three and nine months ended September 27, 2014, respectively. The following table presents the activity for the deferred financing fees for the nine months ended September 26, 2015 and September 27, 2014:

Deferred financing fees
Balance — December 27, 2014	$17,215

Loan origination fees	10,911
Amortization	(2,731)
Write off of deferred financing fees	(12,135)

Balance — September 26, 2015	$13,260

Balance — December 28, 2013	$11,485

Loan origination fees	9,281
Amortization	(2,875)

Balance —September 27, 2014	$17,891

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of September 26, 2015.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss consisted of the following:

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance — December 27, 2014	$—	$—	$—

Foreign currency translation adjustment	(2,109)	—	(2,109)
Loss on cash flow hedges	—	(498)	(498)

Balance — September 26, 2015	$(2,109)	$(498)	$(2,607)

10.	INCOME TAXES

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

As of September 26, 2015 and December 27, 2014, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and nine months ended September 26, 2015 and September 27, 2014.

Summit Inc. — As of the IPO, Summit Inc. had a net deferred tax asset of $50.5 million, which primarily consisted of a $69.0 million temporary difference related to the tax intangible assets basis in excess of book, offset by the $6.9 million and $10.9 million book aggregate reserves and fixed assets in excess of tax basis, respectively.

Valuation Allowance—In assessing the realizability of deferred tax assets, including the deferred tax assets resulting from the expected taxable loss in 2015 and those generated under the tax receivable agreement, management determined that it was more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a full valuation allowance on $299.9 million of deferred tax assets as of September 26, 2015 was recorded, which has resulted in no provision for Summit Inc.’s income taxes in the three and nine months ended September 26, 2015.

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In August 2015, 18,675,000 LP units were purchased by Summit Inc. resulting in an estimated $249.4 million deferred tax asset, approximately 85% of which is a liability due to the holders of the exchanged LP Units. As discussed above, a full valuation allowance was recognized on the deferred tax asset. As realization of the tax benefit is not currently deemed probable, the related liability to the former LP Unit holders is not considered probable and is not included in the consolidated balance sheet.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). Summit Holdings paid tax distributions totaling $23.5 million and $39.9 million, of which $14.6 million and $26.4 million were paid to its partners, other than Summit Inc., and $8.9 million and $13.5 million was paid to Summit Inc., in the three and nine months ended September 26, 2015, respectively.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

C Corporation Subsidiaries —The effective income tax rate for the C corporations differs from the statutory federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) certain non-recurring items, such as differences in the treatment of transaction costs, which are often not deductible for tax purposes.

11.	NET INCOME PER SHARE

Immediately prior to the consummation of the Company’s IPO, the Company did not have outstanding common stock. In conjunction with the IPO, Summit Inc. sold 25,555,555 shares of Class A shares common stock to the public and issued 1,029,183 shares of Class A common stock in conjunction with the purchase of the noncontrolling interest of Continental Cement. In connection with the follow on offering on August 11, 2015, Summit Inc. sold 22,425,000 shares of Class A common stock to the public, resulting in 49,009,738 shares of Class A common stock outstanding as of September 26, 2015. The 99,342,035 LP Units and 250,000 of outstanding stock options are excluded from the calculations as they would have an antidilutive effect.

The following table reconciles basic to diluted loss per share:

	September 26, 2015
	Three months ended	Nine months ended
Net income attributable to Summit Inc.	$14,711	$4,355

Weighted-average common shares:
Weighted average shares of Class A shares	37,920,452	31,768,406

Basic earnings per share	$0.39	$0.14

Weighted average shares of Class A shares	37,920,452	31,768,406
Warrants	43,478	42,909

Weighted average dilutive shares	37,963,930	31,811,315

Diluted earnings per share	$0.39	$0.14

Basic and diluted earnings per share for discontinued operations attributable to Summit Inc. were $0.00 and $0.01 in the three and nine months ended September 26, 2015.

12.	COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company records legal fees as incurred.

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ 40% ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from the Company. Through September 26, 2015, the

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

Company has funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of September 26, 2015 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of loss related to this matter.

During the ordinary course of business, there may be revisions to project costs and conditions that can give rise to change orders on construction contracts. Revisions can also result in claims made against a customer or subcontractor to recover project variances that have not been satisfactorily addressed through change orders with a customer. The Company had unapproved change orders and claims of $1.2 million in accounts receivable and $3.9 million ($1.2 million in accounts receivable, $0.5 million in costs and estimated earnings in excess of billings and $2.2 million in other assets) as of September 26, 2015 and December 27, 2014, respectively.

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

Other — In the ordinary course of business, the Company enters into various firm purchase commitments for certain raw materials and services. The terms of the firm purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 26, 2015	September 27, 2014
Cash payments:
Interest	$75,990	$59,179
Income taxes	1,516	1,345
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$(29,102)	$—

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

14.	SEGMENT INFORMATION

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

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
West region	$261,742	$211,302	$597,484	$478,432
Central region	164,084	126,882	338,613	283,541
East region	46,079	56,575	94,738	108,172

Total revenue	$471,905	$394,759	$1,030,835	$870,145

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Adjusted EBITDA
West region	$59,574	$39,105	$110,940	$71,646
Central region	53,756	30,820	89,984	59,220
East region	13,383	11,868	15,096	10,462
Corporate and other	(8,879)	(9,381)	(33,577)	(28,427)

Total reportable segments and corporate	117,834	72,412	182,443	112,901
Interest expense	20,727	22,085	62,231	62,555
Depreciation, depletion, amortization and accretion	33,306	23,255	86,818	63,950
Initial public offering costs	—	—	28,296	—
Loss on debt financings	32,641	—	64,313	—

Income (loss) from continuing operations before taxes	$31,160	$27,072	$(59,215)	$(13,604)

	Nine months ended
	September 26, 2015	September 27, 2014
Cash paid for capital expenditures:
West region	$32,192	$25,496
Central region	24,335	28,485
East region	9,401	6,590

Total reportable segments	65,928	60,571
Corporate and other	3,744	3,673

Total capital expenditures	$69,672	$64,244

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Depreciation, depletion, amortization and accretion:
West region	$13,786	$9,155	$38,508	$23,569
Central region	15,778	9,710	37,198	28,061
East region	3,114	3,984	9,426	11,272

Total reportable segments	32,678	22,849	85,132	62,902
Corporate and other	628	406	1,686	1,048

Total depreciation, depletion, amortization and accretion	$33,306	$23,255	$86,818	$63,950

	September 26, 2015	December 27, 2014
Total assets:
West region	$866,516	$777,981
Central region	1,189,565	704,134
East region	224,720	221,598

Total reportable segments	2,280,801	1,703,713
Corporate and other	49,440	26,064

Total	$2,330,241	$1,729,777

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue by product:*
Aggregates	$86,070	$68,636	$218,336	$160,002
Cement	68,481	34,171	110,477	69,435
Ready-mixed concrete	95,481	75,429	254,878	189,198
Asphalt	113,249	104,862	219,492	203,944
Paving and related services	185,092	191,157	366,321	391,925
Other	(76,468)	(79,496)	(138,669)	(144,359)

Total revenue	$471,905	$394,759	$1,030,835	$870,145

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

15.	RELATED PARTY TRANSACTIONS

Under the terms of a transaction and management fee agreement between Summit Holdings and Blackstone Management Partners L.L.C. (“BMP”), whose affiliates include controlling stockholders of the Company, BMP provided monitoring, advisory and consulting services to the Company through March 17, 2015. Under the terms of the agreement, BMP was permitted to assign, and had assigned, a portion of the fees to which it was entitled to Silverhawk Summit, L.P. and to certain other equity investors.

The management fee was calculated based on the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement, and is included in general and administrative expenses. The Company incurred management fees totaling $1.0 million during the period between December 28, 2014 and March 17, 2015 and $1.3 million and $2.3 million in the three and nine months ended September 27, 2014, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands, except share amounts)

Also under the terms of the transaction and management fee agreement, BMP undertook financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company paid BMP transaction fees equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction was structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. The Company paid BMP $0.6 million and $2.3 million during the three and nine months ended September 27, 2014, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for a final payment of $13.8 million; $13.4 million was paid to affiliates of BMP and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

In addition to the transaction and management fees paid to BMP, the Company reimburses BMP for direct expenses incurred, which were not material in the three and nine months ended September 26, 2015 and September 27, 2014.

On July 17, 2015, the Company purchased the Davenport Assets from Lafarge North America Inc. for $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa. At closing, $370.0 million of the purchase price was paid, and the remaining $80.0 million was paid on August 13, 2015. Summit Holdings entered into a commitment letter dated April 16, 2015, with Blackstone Capital Partners V L.P. (“BCP”) for equity financing up to $90.0 million in the form of a preferred equity interest (the “Equity Commitment Financing”), which would have been used to pay the $80.0 million deferred purchase price if other financing was not attained by December 31, 2015. For this Equity Commitment Financing, Summit Holdings paid a $1.8 million commitment fee to BCP in the nine months ended September 26, 2015.

Blackstone Advisory Partners L.P., an affiliate of BMP, served as an initial purchaser of $5.75 million and $13.0 million principal amount of the 2020 Notes issued in September 2014 and January 2014, respectively, and received compensation in connection therewith.

Cement sales to companies owned by a former noncontrolling member of Continental Cement were approximately $1.4 million during the period between December 28, 2014 and March 11, 2015 and $4.7 million and $10.9 million during the three and nine months ended September 27, 2014, respectively. Accounts receivable due from the former noncontrolling member were $0.2 million as of December 27, 2014.

In the nine months ended September 27, 2014, the Company made an interest payment of $0.7 million to a certain former noncontrolling member of Continental Cement for a related party note. The principal balance on the note was repaid in 2012.

In the nine months ended September 27, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million.

* * *

SUMMIT MATERIALS, LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

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

We have completed 37 acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, Central and East regions—spanning 18 U.S. states and British Columbia, Canada and 33 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of September 26, 2015, we had 2.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 200 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through November 20, 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

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

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	On November 4, 2014, voters in Texas passed a proposition that is estimated to provide up to $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads. The Texas legislature recently passed the largest two-year budget in the history of the Texas Department of Transportation (with growth in both new construction and maintenance).

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Utah and Missouri, both of which have recently completed large spending programs.

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction and public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters.

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. Through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy have decreased $10.5 million in the nine months ended September 26, 2015 as compared to the nine months ended September 27, 2014, taking into consideration organic and acquisition-related volume increases.

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

As a vertically-integrated business, approximately 26% of our aggregates sales volume was further processed and sold as a downstream product, such as ready-mixed concrete or asphalt paving mix and approximately 79% of the asphalt paving mix we sold was installed by our own paving crews during the nine months ended September 26, 2015. The following table sets forth, our backlog as of the indicated dates:

(in thousands)	September 26, 2015	September 27, 2014
Aggregate (in tons)	4,182	4,548
Asphalt (in tons)	2,261	2,831
Ready-mixed concrete (in cubic yards)	448	199
Construction services (1)	$363,174	$395,465

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and nine months ended September 26, 2015 as compared to the three and nine months ended September 27, 2014 are:

•	Net revenue increased $78.2 million and $153.9 million in the three and nine months ended September 26, 2015, respectively, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating income increased $35.6 million and $20.0 million in the three and nine months ended September 26, 2015, respectively. The improvement in operating income was driven by improved pricing, reduced fuel costs and an increased proportion of sales generated by materials and products, as compared to services.

•	In March 2015, we completed an IPO of Summit Inc.’s Class A common stock, the proceeds of which were used: (i) to redeem $288.2 million in aggregate principal amount of our outstanding 2020 Notes at a redemption price of 100% and an applicable premium thereon; (ii) to purchase a portion of the noncontrolling interests of Continental Cement; (iii) to pay a one-time fee of $13.8 million in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes.

•	In August 2015, we completed a follow on offering of Summit Inc.’s Class A common stock. The proceeds were used to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 outstanding LP Units from certain pre-IPO owners, including affiliates of the Sponsors and certain of our directors and officers. The entire $80.0 million deferred purchase price for the Davenport Assets was funded with the proceeds.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2015 and 2014:

•	On August 21, 2015, we acquired LeGrand Johnson Construction Co., a vertically integrated construction materials company based in Utah and servicing the northern and central Utah, western Wyoming and southern Idaho markets.

•	On July 17, 2015, we completed the acquisition of the Davenport Assets, a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River . Our combined business has over two million short tons of cement capacity across our two plants in Hannibal, Missouri and Davenport, Iowa and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana.

•	On June 1, 2015, we acquired all of the issued and outstanding shares of Lewis & Lewis, Inc., a vertically integrated, aggregates-based business in Wyoming.

•	On October 3, 2014, we purchased Concrete Supply, which included two sand and gravel sites and 10 ready-mixed concrete plants in Topeka and northeast Kansas, and a ready-mixed concrete plant in western Missouri.

•	On September 30, 2014, we acquired all of the outstanding ownership interests in Colorado County Sand & Gravel Co., L.L.C. (“Colorado County S&G”), which is the surviving entity from the acquisition of Colorado County Sand & Gravel Co., L.L.C, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.; which collectively supply aggregates to the west Houston, Texas markets.

•	On September 19, 2014, we acquired all of the membership interests of Southwest Ready Mix, LLC. (“Southwest Ready Mix”), which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets.

•	On September 4, 2014, we acquired all of the issued and outstanding shares and certain shareholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly owned all the shares of Mainland Sand and Gravel Ltd., a supplier of construction aggregates to the Vancouver metropolitan area based in Surrey, British Columbia.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc. The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas.

•	On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials, LLC (“Buckhorn Materials”), an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

•	On March 31, 2014, we acquired all of the stock of Troy Vines, Incorporated (“Troy Vines”), an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

•	On January 17, 2014, we acquired certain aggregates and ready-mixed concrete assets of Alleyton in Houston, Texas, which expands our presence in the Texas market.

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

The table below includes revenue and operating income (loss) by segment for the three and nine months ended September 26, 2015 and September 27, 2014.

	Three months ended				Nine months ended
	September 26, 2015		September 27, 2014		September 26, 2015		September 27, 2014
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$261,742	$45,894	$211,302	$29,629	$597,484	$72,829	$478,432	$47,658
Central	164,084	37,871	126,882	20,639	338,613	52,348	283,541	30,433
East	46,079	9,100	56,575	6,918	94,738	4,792	108,172	(1,925)
Corporate (1)	—	(9,508)	—	(9,437)	—	(63,318)	—	(29,514)

Total	$471,905	$83,357	$394,759	$47,749	$1,030,835	$66,651	$870,145	$46,652

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and $28.3 million of costs associated with the March 2015 IPO.

Non-GAAP Performance Measures

The performance of our business is evaluated based on several factors including measures we call Adjusted EBITDA and Gross Profit. We define Adjusted EBITDA as net income (loss) from continuing operations before income taxes, interest expense, depreciation, depletion, amortization and accretion, loss on debt financings and IPO costs. Adjusted EBITDA is determined before considering the loss from discontinued operations, loss on debt financings and IPO costs, as these amounts are not viewed by management as part of our core business when assessing the performance of our segments or allocation of resources. Accretion expense is recognized on our asset retirement obligations and reflects the time value of money. Given that accretion is similar in nature to interest expense, it is treated consistently with interest expense, and is excluded from Adjusted EBITDA. We define Gross Profit as operating income (loss) before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs.

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

The tables below reconcile our net income (loss) to Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to gross profit, for the three and nine months ended September 26, 2015 and September 27, 2014.

	Three months ended		Nine months ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
(in thousands)
Net income (loss) (1)	$33,872	$28,117	$(45,932)	$(10,750)
Interest expense (1)	20,727	22,085	62,231	62,555
Depreciation, depletion and amortization	32,940	23,032	85,689	63,302
Accretion	366	223	1,129	648
Income tax benefit	(2,655)	(1,038)	(12,468)	(2,498)
Initial public offering costs	—	—	28,296	—
Loss on debt financings	32,641	—	64,313	—
Income from discontinued operations	(57)	(7)	(815)	(356)

Adjusted EBITDA (1)	$117,834	$72,412	$182,443	$112,901

Adjusted EBITDA by Segment
(in thousands)
West	$59,574	$39,105	$110,940	$71,646
Central	53,756	30,820	89,984	59,220
East	13,383	11,868	15,096	10,462
Corporate	(8,879)	(9,381)	(33,577)	(28,427)

Adjusted EBITDA	$117,834	$72,412	$182,443	$112,901

(1)	The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. Summit Inc.‘s net income (loss) in the three and nine months ended September 26, 2015 was $291 thousand and $582 thousand, respectively, less than Summit LLC’s due to interest expense associated with a deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC’s interest expense.

	Three months ended		Nine months ended
Reconciliation of Operating Income to Gross Profit	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
(in thousands)
Operating income	$83,357	$47,749	$66,651	$46,652
General and administrative expenses	42,539	35,517	149,484	105,872
Depreciation, depletion, amortization and accretion	33,306	23,255	86,818	63,950
Transaction costs	304	2,741	8,044	7,737

Gross Profit	$159,506	$109,262	$310,997	$224,211

Gross Margin[1]	37.4%	31.4%	33.4%	28.9%

(1)	Gross margin, which we define as gross profit as a percentage of net revenue, improved 600 basis points and 450 basis points in the three and nine months ended September 26, 2015 primarily as a result of a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result, and as shown in the table below, gross revenue from aggregates, cement and ready-mixed concrete was 21.2%, 10.7% and 24.7%, respectively, of total revenue in the nine months ended September 26, 2015 compared to 18.4%, 8.0% and 21.7%, respectively, in the nine months ended September 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 35.5% of total gross revenue in the nine months ended September 26, 2015 compared to 45.0% in the nine months ended September 27, 2014.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 26, 2015 and September 27, 2014.

	Three months ended		Nine months ended
(in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenue	$426,286	$348,136	$930,434	$776,565
Delivery and subcontract revenue	45,619	46,623	100,401	93,580

Total revenue	471,905	394,759	1,030,835	870,145

Cost of revenue (excluding items shown separately below):	312,399	285,497	719,838	645,934
General and administrative expenses	42,539	35,517	149,484	105,872
Depreciation, depletion, amortization and accretion	33,306	23,255	86,818	63,950
Transaction costs	304	2,741	8,044	7,737

Operating income	83,357	47,749	66,651	46,652
Other income, net	(1,171)	(1,408)	(678)	(2,299)
Loss on debt financings	32,641	—	64,313	—
Interest expense (1)	20,727	22,085	62,231	62,555

Income (loss) from continuing operations before taxes	31,160	27,072	(59,215)	(13,604)
Income tax benefit	(2,655)	(1,038)	(12,468)	(2,498)

Income (loss) from continuing operations	33,815	28,110	(46,747)	(11,106)
Income from discontinued operations	(57)	(7)	(815)	(356)

Net income (loss) (1)	$33,872	$28,117	$(45,932)	$(10,750)

(1)	The statement of operations above is based on the financial results of Summit Inc. Summit Inc.’s net income (loss) in the three and nine months ended September 26, 2015 was $291 thousand and $582 thousand, respectively, less than Summit LLC’s due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC’s interest expense.

Three and nine months ended September 26, 2015 compared to the three and nine months ended September 27, 2014

	Three months ended			Nine months ended
($ in thousands)	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
Net Revenue	$426,286	$348,136	22.4%	$930,434	$776,565	19.8%
Operating income	83,357	47,749	74.6%	66,651	46,652	42.9%
Operating margin	19.6%	13.7%		7.2%	6.0%
Adjusted EBITDA	$117,834	$72,412	62.7%	$182,443	$112,901	61.6%

Net revenue increased $78.2 million and $153.9 million in the three and nine months ended September 26, 2015, respectively, of which $49.1 million and $89.5 million, respectively, was from increased sales of materials and $30.1 million and $78.4 million, respectively, was from increased sales of products, partially offset by a $1.0 million and $14.0 million, respectively, decrease in service revenue. We had volume growth in our aggregates, cement and ready-mixed concrete lines of business, driven by the 2014 acquisitions and organic growth. We grew net revenue organically, excluding cement, by $9.6 million and $16.5 million in the three and nine months ended September 26, 2015, respectively. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $35.6 million and $44.7 million increase in cement revenue in the three and nine months ended September 26, 2015, respectively.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended			Nine months ended
(in thousands)	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
Revenue by product:*
Aggregates	$86,070	$68,636	$17,434	$218,336	$160,002	$58,334
Cement	68,481	34,171	34,310	110,477	69,435	41,042
Ready-mixed concrete	95,481	75,429	20,052	254,878	189,198	65,680
Asphalt	113,249	104,862	8,387	219,492	203,944	15,548
Paving and related services	185,092	191,157	(6,065)	366,321	391,925	(25,604)
Other	(76,468)	(79,496)	3,028	(138,669)	(144,359)	5,690

Total revenue	$471,905	$394,759	$77,146	$1,030,835	$870,145	$160,690

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $6.1 million and $25.6 million in the three and nine months ended September 26, 2015, respectively, primarily as a result of decreased activity in Texas, Utah and Kansas. Detail of our volumes and average selling prices by product in the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended		Three months ended				Nine months ended		Nine months ended
	September 26, 2015		September 27, 2014		Percentage Change in		September 26, 2015		September 27, 2014		Percentage Change in
	Volume (1)	Pricing (2)	Volume (1)	Pricing (2)	Volume	Pricing	Volume (1)	Pricing (2)	Volume (1)	Pricing (2)	Volume	Pricing
Aggregates	9,127	$9.43	7,488	$9.17	21.9%	2.8%	23,949	$9.12	17,684	$9.05	35.4%	0.8%
Cement	669	102.30	378	90.43	77.0%	13.1%	1,100	100.44	773	89.86	42.3%	11.8%
Ready-mixed concrete	929	102.74	771	97.83	20.5%	5.0%	2,493	102.22	1,968	96.13	26.7%	6.3%
Asphalt	1,690	58.40	1,527	57.60	10.7%	1.4%	3,288	57.52	3,173	54.95	3.6%	4.7%

(1)	Volumes are shown in thousands and in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregates volumes were positively affected by the 2014 acquisitions. Aggregates pricing was affected by the U.S./Canadian exchange rate and product mix in the East region. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 4.0% in the nine months ended September 26, 2015.

Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market and a higher proportion of sales to low-volume customers. Ready-mixed concrete volumes were positively affected by the 2014 acquisitions in Texas and, to a lesser extent, in Kansas, and prices increased as a result of the improved cement pricing. Ready-mixed concrete volumes increased 26.7%, primarily driven by 2014 acquisitions in Texas and, to a lesser extent, in Kansas. Asphalt volumes and prices increased from the comparable periods. In 2014, asphalt volumes included a higher percentage of base materials. The increased pricing was largely due to a shift in product mix. Prior to eliminations, the net effect of these volume and pricing changes on gross revenue in the nine months ended September 26, 2015 was approximately $146.5 million and $34.1 million, respectively.

Operating income increased $35.6 million and $20.0 million in the three and nine months ended September 26, 2015, respectively, and Adjusted EBITDA improved $45.4 million and $69.5 million, respectively.

For the three months ended September 26, 2015 operating margin improved from 13.7% to 19.6%, which was attributable to the following:

Operating margin — 2014	13.7%
Gross margin(1)	6.0%
Other	(0.1)%

Operating margin — 2015	19.6%

(1)	As noted above, gross margin improved primarily due to a shift in product mix. We completed the acquisition of the Davenport Assets on July 17, 2015 and, as a result, and as shown in the table above, gross revenue from cement, which has higher margins than our products and services, was 14.5% of total gross revenue in the three months ended September 26, 2015 compared to 8.7% in the three months ended September 27, 2014.

For the nine months ended September 26, 2015 operating margin increased from 6.0% to 7.2%, which was attributable to the following:

Operating margin — 2014	6.0%
IPO costs(1)	(3.0)%
Gross margin(2)	4.6%
Other	(0.4)%

Operating margin — 2015	7.2%

(1)	In conjunction with our March 2015 IPO, we recognized a $14.5 million charge on the modification of our share-based awards and a $13.8 million charge on the termination of a management fee agreement with our Sponsors. The management fee agreement was terminated on March 17, 2015.
(2)	As noted above, gross margin improved primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result, and as shown in the table above, gross revenue from aggregates, cement and ready-mixed concrete was 21.2%, 10.7% and 24.7%, respectively, of total revenue in the nine months ended September 26, 2015 compared to 18.4%, 8.0% and 21.7%, respectively, in the nine months ended September 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 35.5% of total revenue in the nine months ended September 26, 2015 compared to 40.0% in the nine months ended September 27, 2014.

Other Financial Information

Loss on Debt Financings

In the three and nine months ended September 26, 2015, we recognized $32.6 million and $64.3 million, respectively, of losses associated with the March 2015 amendment to the credit agreement, the April 2015 $288.2 redemption of 2020 Notes and the August 2015 term loan refinancing, $350.0 million issuance of 2023 Notes and $183.0 million redemption of 2020 Notes.

Income tax benefit

The income tax benefit increased $1.6 million and $10.0 million in the three and nine months ended September 26, 2015, respectively, reflective of the tax benefit associated with the loss on debt financings that was recognized in our C corporations.

Segment results of operations

West Region

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
($ in thousands)
Net Revenue	$233,703	$191,565	22.0%	$536,722	$440,713	21.8%
Operating income	45,894	29,629	54.9%	72,829	47,658	52.8%
Operating margin	19.6%	15.5%		13.6%	10.8%
Adjusted EBITDA	$59,574	$39,105	52.3%	$110,940	$71,646	54.8%

Net revenue in the West region increased approximately 22.0% and 21.8% in the three and nine months ended September 26, 2015, respectively, due primarily to acquisitions and organic volume growth. Incremental net revenue from acquisitions totaled $23.4 million and $70.0 million in the three and nine months ended September 26, 2015, respectively, and organic net revenue increased $18.7 million and $26.0 million, respectively. Gross revenue by product/service was as follows:

	Three months ended			Nine months ended
(in thousands)	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
Revenue by product:*
Aggregates	$44,774	$29,504	$15,270	$115,951	$68,822	$47,129
Ready-mixed concrete	70,791	59,192	11,599	194,822	148,444	46,378
Asphalt	73,897	62,287	11,610	145,191	125,988	19,203
Paving and related services	118,280	101,984	16,296	229,999	220,910	9,089
Other	(46,000)	(41,665)	(4,335)	(88,479)	(85,732)	(2,747)

Total revenue	$261,742	$211,302	$50,440	$597,484	$478,432	$119,052

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased by $16.3 million and $9.1 million in the three and nine months ended September 26, 2015, respectively. The West region’s percent changes in sales volumes and pricing in the three and nine months ended September 26, 2015 from the three and nine months ended September 27, 2014 were as follows:

	Three months ended Percentage Change in		Nine months ended Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	45.0%	4.7%	64.7%	2.3%
Ready-mixed concrete	12.9%	5.8%	22.6%	7.1%
Asphalt	18.6%	4.2%	6.2%	8.3%

Aggregates and ready-mixed concrete volume increases primarily occurred in Texas. Ready-mixed concrete prices increased as a result of higher cement prices in our markets. Asphalt volumes and pricing increased. In 2014, asphalt volumes included a higher percentage of base materials. The increased asphalt pricing was largely due to a shift in product mix. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 26, 2015 was approximately $89.9 million and $22.8 million, respectively.

The West region’s operating income increased $16.3 million and $25.2 million in the three and nine months ended September 26, 2015, respectively, and Adjusted EBITDA improved $20.5 million and $39.3 million, respectively. The improvement was primarily driven by the inclusion of a half year of the 2014 acquisitions in the Houston and Midland/Odessa, Texas and British Columbia, Canada markets and organic volume growth.

Operating margin in the three months ended September 26, 2015 increased from 15.5% to 19.6%, which was attributable to the following:

Operating margin — 2014	15.5%
Gross margin(1)	4.6%
Other	(0.5)%

Operating margin — 2015	19.6%

(1)	The operating margin improvement in the West region was primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates was 17.1% of total revenue in the three months ended September 26, 2015, compared to 14.0% in the three months ended September 27, 2014.

In the nine months ended September 26, 2015 operating margin increased from 10.8% to 13.6%, which was attributable to the following:

Operating margin — 2014	10.8%
Gross margin(1)	4.3%
Other	(1.5)%

Operating margin — 2015	13.6%

(1)	The operating margin improvement in the West region was primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates was 19.4% of total revenue in the nine months ended September 26, 2015, compared to 14.4% in the nine months ended September 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 38.5% of total revenue in the nine months ended September 26, 2015, compared to 46.2% in the nine months ended September 27, 2014.

Central Region

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
($ in thousands)
Net Revenue	$151,722	$110,962	36.7%	$309,478	$247,793	24.9%
Operating income	37,871	20,639	83.5%	52,348	30,433	72.0%
Operating margin	25.0%	18.6%		16.9%	12.3%
Adjusted EBITDA	$53,756	$30,820	74.4%	$89,984	$59,220	51.9%

Net revenue in the Central region increased $40.8 million and $61.7 million in the three and nine months ended September 26, 2015, respectively. Incremental net revenue from acquisitions, excluding the Davenport Assets, totaled $9.5 million and $20.3 million and organic net revenue, excluding cement, decreased $4.3 million and $3.3 million in the three and nine months ended September 26, 2015, respectively. The decrease in revenue was due to a decrease in paving and related services in Kansas. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $35.6 million and $44.7 million increase in cement revenue in the three and nine months ended September 26, 2015, respectively. Gross revenue by product/service was as follows:

	Three months ended			Nine months ended
(in thousands)	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
Revenue by product:*
Aggregates	$27,151	$25,038	$2,113	$67,063	$60,537	$6,526
Cement	68,481	34,171	34,310	110,477	69,435	41,042
Ready-mixed concrete	24,690	16,237	8,453	60,056	40,754	19,302
Asphalt	13,506	12,636	870	28,600	26,989	1,611
Paving and related services	34,589	46,136	(11,547)	76,699	93,670	(16,971)
Other	(4,333)	(7,336)	3,003	(4,282)	(7,844)	3,562

Total revenue	$164,084	$126,882	$37,202	$338,613	$283,541	$55,072

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $11.5 million and $17.0 million decrease in paving and related services was driven by decreased demand for our services in Kansas in the three and nine months ended September 26, 2015, respectively. The Central region’s percent changes in sales volumes and pricing in the three and nine months ended September 26, 2015 from the three and nine months ended September 27, 2014 were as follows:

	Three months ended Percentage Change in		Nine months ended Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	5.9%	2.5%	8.2%	2.5%
Cement	77.0%	13.1%	42.3%	11.8%
Ready-mixed concrete	47.9%	3.0%	41.8%	3.9%
Asphalt	0.0%	(4.4)%	1.6%	(3.3)%

In 2015, volumes increased among all of the Central region’s product lines. The increase in aggregates, cement and ready-mixed concrete revenue were driven by both volume and pricing growth. The volume increase in aggregates occurred primarily in Missouri. Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market and a higher proportion of sales to low-volume customers. The ready-mixed concrete prices benefited from the increased cement pricing. Asphalt volumes remained relatively consistent, while pricing declined due to lower commodity prices passed on to customers. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 26, 2015 was approximately $57.0 million and $11.5 million, respectively.

The Central region’s operating income increased $17.2 million and $21.9 million in the three and nine months ended September 26, 2015, respectively, and Adjusted EBITDA improved $22.9 million and $30.8 million, respectively. For the three months ended September 26, 2015 operating margin increased from 18.6% to 25.0%, which was attributable to the following:

Operating margin — 2014	18.6%
Gross margin(1)	8.1%
Other	(1.7)%

Operating margin — 2015	25.0%

(1)	The operating margin improvement in the Central region was primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result and as shown in the table above, gross revenue from cement and ready-mixed concrete was 41.7% and 15.0%, respectively, of total revenue in the three months ended September 26, 2015, compared to 26.9% and 12.8%, respectively, in the three months ended September 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 21.1% of total revenue in the three months ended September 26, 2015, compared to 36.4% in the three months ended September 27, 2014.

For the nine months ended September 26, 2015 operating margin increased from 12.3% to 16.9%, which was attributable to the following:

Operating margin — 2014	12.3%
Curtailment(1)	(0.4)%
Gross margin(2)	4.7%
Other	0.3%

Operating margin — 2015	16.9%

(1)	A $1.3 million curtailment benefit was recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.
(2)	The gross margin improvement in the Central region was primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result and as shown in the table above, gross revenue from cement and ready-mixed concrete was 32.6% and 17.7%, respectively, of total revenue in the nine months ended September 26, 2015, compared to 24.5% and 14.4%, respectively, in the nine months ended September 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 22.7% of total revenue in the nine months ended September 26, 2015, compared to 33.0% in the nine months ended September 27, 2014.

East Region

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
($ in thousands)
Net Revenue	$40,861	$45,609	(10.4)%	$84,234	$88,059	(4.3)%
Operating income (loss)	9,100	6,918	31.5%	4,792	(1,925)	348.9%
Operating margin	22.3%	15.2%		5.7%	(2.2)%
Adjusted EBITDA	$13,383	$11,868	12.8%	$15,096	$10,462	44.3%

The East region’s net revenue decreased 10.4% and 4.3% in the three and nine months ended September 26, 2015, respectively, primarily from decreased construction grading projects. Gross revenue by product/service was as follows:

	Three months ended			Nine months ended
(in thousands)	September 26, 2015	September 27, 2014	Variance	September 26, 2015	September 27, 2014	Variance
Revenue by product:*
Aggregates	$14,145	$14,094	$51	$35,322	$30,643	$4,679
Asphalt	25,846	29,939	(4,093)	45,701	50,967	(5,266)
Paving and related services	32,223	43,037	(10,814)	59,623	77,345	(17,722)
Other	(26,135)	(30,495)	4,360	(45,908)	(50,783)	4,875

Total revenue	$46,079	$56,575	$(10,496)	$94,738	$108,172	$(13,434)

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $10.8 million and $17.7 million decrease in paving and related services was driven by decreased demand for our services in Kentucky in the three and nine months ended September 26, 2015, respectively. The East region’s percent changes in sales volumes and pricing in the three and nine months ended September 26, 2015 from the three and nine months ended September 27, 2014 were as follows:

	Three months ended Percentage Change in		Nine months ended Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(5.1)%	5.8%	12.6%	2.3%
Asphalt	(3.8)%	(5.1)%	(3.4)%	(2.4)%

Aggregate volumes in the nine months ended September 26, 2015 increased 12.6% as a result of the Buckhorn Materials acquisition on April 1, 2014; however, volumes in the three months ended September 26, 2015 were negatively affected by weather. Aggregates pricing increased as a result of an improved market and shift in product mix. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 26, 2015 was approximately ($0.5) million and ($0.1) million, respectively.

The East region’s operating income increased $2.2 million and $6.7 million in the three and nine months ended September 26, 2015, respectively, and Adjusted EBITDA improved $1.5 million and $4.6 million, respectively. In the three and nine months ended September 26, 2015 operating margin increased from 15.2% to 22.3% and from (2.2)% to 5.7%, respectively, which was primarily attributable to the increased aggregate volumes.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations and amounts available for borrowing under our credit facilities and capital-raising activities in the debt and capital markets. As of September 26, 2015, we had $19.0 million in cash and cash equivalents and $115.5 million of working capital compared to cash and working capital of $13.2 million and $80.4 million, respectively, at December 27, 2014. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of September 26, 2015 or December 27, 2014. Our remaining borrowing capacity on our senior secured revolving credit facility was $150.6 million as of September 26, 2015, which is net of $24.4 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used for operating activities in the nine months ended September 27, 2014 was $10.8 million, compared to full year 2014 net cash provided by operating activities of $79.1 million. Net cash used for operating activities in the nine months ended September 26, 2015 was $18.9 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations for at least the next twelve months, including contractual obligations, capital expenditures and debt service obligations. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 26, 2015, we were in compliance with all debt covenants.

At September 26, 2015 and December 27, 2014, $1,153.8 million and $1,040.7 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding under our respective debt agreements. Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the 2020 Notes and the 2023 Notes (collectively, the “Senior Notes”) and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities. Summit LLC and its indirect wholly-owned subsidiary, Finance Corp, have issued $625.0 million aggregate principal amount of 2020 Notes due January 31, 2020 under an indenture dated as of January 30, 2012 (as amended and supplemented, the “Indenture”). We initially issued $250.0 million of 2020 Notes on January 30, 2012. We issued an additional $260.0 million and $115.0 million of 2020 Notes on January 17, 2014 and September 8, 2014, respectively, at a premium over par value, receiving aggregate proceeds of $409.3 million, before payment of fees and expenses. The proceeds from the January and September 2014 issuances were used for the purchases of Alleyton and Mainland, to make payments on the senior secured revolving credit facility and for general corporate purposes. Of this $625.0 million aggregate principal amount, $288.2 million was redeemed in April 2015 using proceeds from the IPO and $183.0 million was redeemed in August 2015, as discussed below.

On July 8, 2015, we issued $350.0 million in aggregate principal amount of 6.125% senior notes due July 15, 2023. The 2023 Notes were issued at par. Interest on the 2023 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2016.

On July 17, 2015, we refinanced our term loan under the Senior Secured Credit Facilities. The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility from $422.0 million to $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in our Credit Agreement).

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

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 26, 2015 and September 27, 2014:

	Summit Inc.		Summit LLC
(in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net cash (used for) provided by:
Operating activities	$(18,927)	$(10,836)	$(18,927)	$(10,836)
Investing activities	(565,645)	(405,853)	(565,645)	(405,853)
Financing activities (1)	590,344	408,501	576,839	408,501
Cash paid for capital expenditures	$(69,672)	$(64,244)	$(69,672)	$(64,244)

(1)	Summit LLC’s net cash provided by financing activities was $13.5 million less than Summit Inc.’s reflective of tax distributions paid to Summit Inc.

Operating activities

During the nine months ended September 26, 2015, cash used in operating activities was $18.9 million primarily as a result of:

•	Net loss of $45.9 million, adjusted for $100.0 million of non-cash expenses, including $90.8 million of depreciation, depletion, amortization and accretion and $18.6 million of share-based compensation expense.

•	Additional investment in inventory of $3.8 million consistent with the seasonality of our business for which our inventory levels typically decrease in the fourth quarter in preparation for the winter slowdown.

•	The timing of payments associated with accounts payable and accrued expenses contributed $17.1 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. Almost all of our products are consumed and services provided outdoors. In addition, we made $76.0 million of interest payments in the nine months ended September 26, 2015.

•	$79.7 million of increased accounts receivable (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

During the nine months ended September 27, 2014, cash used in operating activities was $10.8 million primarily as a result of:

•	Net loss of $10.8 million, adjusted for $69.0 million of non-cash expenses, including $68.0 million of depreciation, depletion, amortization and accretion.

•	An increase in accounts receivable and costs and estimated earnings in excess of billings of $69.5 million, consistent with the seasonality of our business.

•	Additional investment in inventory of $3.8 million consistent with the seasonality of our business.

•	The timing of payments associated with accounts payable and accrued expenses contributed $12.0 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs.

Investing activities

During the nine months ended September 26, 2015, cash used for investing activities was $565.6 million, of which $505.5 million related to the 2015 acquisitions of the Davenport Assets, Lewis & Lewis and Legrand and $69.7 million was invested in capital expenditures, which was partially offset by $8.9 million of proceeds from asset sales.

During the nine months ended September 27, 2014, cash used for investing activities was $405.9 million, $351.9 million of which related to the 2014 acquisitions of Alleyton, Troy Vines, Buckhorn Materials, Southwest Ready Mix, Colorado County S&G and Mainland. In addition, we invested $64.2 million in capital expenditures, offset by $9.6 million of proceeds from asset sales.

Financing activities

During the nine months ended September 26, 2015, cash provided by financing activities was $590.3 million, which was primarily composed of $1,037.4 million of proceeds from Summit Inc.’s IPO and follow-on offering. Summit Inc. utilized $35.0 million of the proceeds from the equity offerings to purchase the noncontrolling interest of Continental Cement and to purchase an aggregate 18,675,000 LP Units from certain of our pre-IPO owners. The remaining proceeds were contributed to Summit LLC to redeem $288.2 million aggregate principal amount of the outstanding 2020 Notes at a redemption price equal to par plus an applicable premium of $38.2 million and $5.2 million of accrued and unpaid interest. We also made $15.0 million of payments on acquisition related liabilities, paid $26.4 million of distributions to pre-IPO owners and paid $10.9 million in debt issuance costs

During the nine months ended September 27, 2014, cash provided by financing activities was $408.5 million, which was primarily composed of $398.9 million of net borrowings on debt. The Company issued $375.0 million of 2020 Notes in 2014 at a premium, receiving $409.3 million of aggregate proceeds. The funds from the borrowings were primarily used to purchase Alleyton and Mainland, make payments on the revolving credit facility and for general corporate purposes. In addition, we received contributions from our sole member of $24.4 million and made $5.8 million of payments on acquisition related liabilities in the nine months ended September 27, 2014.

Cash paid for capital expenditures

We expended approximately $67.9 million in capital expenditures in the nine months ended September 26, 2015 compared to $64.2 million in the nine months ended September 27, 2014. The 2015 capital expenditures were primarily composed of various pieces of equipment and rolling stock.

We estimate that we will invest between $80.0 million and $90.0 million in capital expenditures in 2015, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In 2015, we continued investing in Texas, including approximately $6.4 million on installation of a new sand and gravel processing plant near Houston and $7.0 million on installation of a new asphalt plant in San Antonio.

Contractual Obligations

The table below presents, as of September 26, 2015, our obligations and commitments to make future payments under contracts and contingent commitments.

Contractual Obligations	Total	2015 (three months)	2016	2017-2018	2019-2020	Thereafter
Short term borrowings and long-term debt, including current portion	$1,153,800	$3,250	$6,500	$11,375	$168,425	$964,250
Revolver	60,000	60,000	—	—	—	—
Capital lease obligations	52,873	10,742	10,561	23,592	3,357	4,621
Operating lease obligations	23,526	1,957	6,578	8,774	4,335	1,882
Interest payments (1)	386,326	12,797	65,767	107,914	108,236	91,612
Acquisition-related liabilities	80,384	3,413	20,684	27,459	14,924	13,904
Royalty payments	69,979	820	4,354	9,881	8,320	46,604
Defined benefit plans (2)	11,289	736	1,851	2,583	2,621	3,498
Asset retirement obligation payments	52,188	1,317	4,026	3,112	1,811	41,922
Purchase commitments (3)	21,732	5,865	15,867	—	—	—
Other	2,384	74	689	1,223	398	—

Total contractual obligations (4)	$1,914,481	$100,971	$136,877	$195,913	$312,427	$1,168,293

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of September 26, 2015 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund our defined benefit plans.
(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases. Commitments are generally less than one year.
(4)	Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in tax basis of the tangible and intangible assets of Summit Holdings resulting from future exchanges of LP Units for shares of Class A common stock and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We estimated that, as of the IPO date, and assuming that Summit Materials, Inc. had exercised its termination right associated with this benefit immediately following the IPO, the aggregate amount of the termination payments would be approximately $461.0 million. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors.

In addition to the tax receivable agreement, the holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Inc.’s estimate of the net taxable income of Summit Holdings allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). We estimate the cash tax distribution payments to be $4.0 million for the remainder of 2015, $15.6 million in 2016 and $10.4 million in 2017. Estimating the tax distributions required under the limited partnership agreement is imprecise by its nature as the calculation depends on a variety of factors, including, but not limited to, projected taxable income of Summit Holdings and changes in ownership as a result of LP Units exchanges for shares of Class A common stock.

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

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ 40% ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from us. Through September 26, 2015, we have funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of September 26, 2015 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as our best estimate of loss related to this matter.

We are obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of these firm purchase agreements are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Off-Balance sheet arrangements

As of September 26, 2015, we had no material off-balance sheet arrangements.

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

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 26, 2015. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2015, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of September 26, 2015. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2015, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the Prospectus.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

3.2	Amended and Restated Bylaws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015).

3.3	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference from Exhibit 3.1 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

3.4	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference from Exhibit 3.2 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.1	Tenth Supplemental Indenture, dated as of July 17, 2015, among Kilgore Partners, L.P., Lewis & Lewis, Inc., Summit Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to Summit Materials, Inc.’s Registration Statement on Form S-1, filed July 27, 2015 (File No. 333-205561)).

4.2	Indenture dated as of July 8, 2015, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the Registrants’ Current Report on Form 8-K filed on July 8, 2015 (File No. 001-36873)).

4.3	First Supplemental Indenture, dated as of July 17, 2015, among Kilgore Partners, L.P., Lewis & Lewis, Inc., Summit Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, Inc.’s Registration Statement on Form S-1, filed July 27, 2015 (File No. 333-205561)).

4.4	Form of 6.125% Senior Note due 2023 (included in Exhibit 4.2).

10.1*	Amendment No. 1 to Exchange Agreement, dated as of August 4, 2015, among Summit Materials, Inc., Summit Holdings and the other parties identified on the signature pages thereto.

10.2*	Amendment No. 1 to Stockholders’ Agreement, dated as of July 16, 2015, by and among Summit Materials, Inc. and each of the other parties identified on the signature pages thereto.

10.3	Restatment Agreement, providing for the Amended and Restated Credit Agreement, dated as of July 17, 2015, among Summit Materials, LLC, Summit Materials Intermediate Holdings, LLC, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed on July 20, 2015 (File Nos. 001-36873 and 333-187556)).

31.1*	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

SUMMIT MATERIALS, INC.

Date: November 3, 2015	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2015	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)

SUMMIT MATERIALS, LLC

Date: November 3, 2015	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2015	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer (Principal Financial and Accounting Officer)