Form 10-K
period 2016-01-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2016-02-22
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:

001-36873 (Summit Materials, Inc.)

333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

(Exact name of registrants as specified in their charters)

Delaware (Summit Materials, Inc.) Delaware (Summit Materials, LLC)	47-1984212 26-4138486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1550 Wynkoop Street, 3rd Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (303) 893-0012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Summit Materials, Inc.	Yes ☐	No ☒
Summit Materials, LLC	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Summit Materials, Inc.	Yes ☐	No ☒
Summit Materials, LLC	Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Summit Materials, Inc.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Summit Materials, LLC

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.	Yes ☐	No ☒
Summit Materials, LLC	Yes ☐	No ☒

The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of June 26, 2015 was approximately $697.5 million.

As of February 17, 2016, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 49,746,982 and 69,007,297, respectively.

As of February 17, 2016, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

EXPLANATORY NOTE

This annual report on Form 10-K (this “report”) is a combined annual report being filed separately by two registrants: Summit Materials, Inc. and Summit Materials, LLC. Each registrant hereto is filing on its own behalf all of the information contained in this report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. We believe that combining the annual reports on Form 10-K of Summit Materials, Inc. and Summit Materials, LLC into this single report eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation since a substantial amount of the disclosure applies to both registrants.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of January 2, 2016, its sole material asset was a 49.7% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/8% senior notes due 2023 (the “2023 Notes”). Summit Inc.’s only revenue for the year ended January 2, 2016 is that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with its initial public offering (“IPO”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All non-historical statements such as those relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and it is impossible to anticipate all factors that could affect our actual results.

Some of the important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“Finance Corp.” refers to Summit Materials Finance Corp., a wholly-owned indirect subsidiary of Summit LLC;

•	“Issuers” refers to Summit LLC and Finance Corp.;

•	“Cornejo” refers collectively to Cornejo & Sons, L.L.C., C&S Group, Inc., Concrete Materials Company of Kansas, LLC and Cornejo Materials, Inc.;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•	“Harper Contracting” refers collectively to substantially all the assets of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc.;

•	“Altaview Concrete” refers collectively to Altaview Concrete, LLC, Peak Construction Materials, LLC, Peak Management, L.C. and Wasatch Concrete Pumping, LLC;

•	“RK Hall” refers collectively to R.K. Hall Construction, Ltd., RHMB Capital, L.L.C., Hall Materials, Ltd., B&H Contracting, L.P., RKH Capital, L.L.C. and SCS Materials, L.P.;

•	“B&B” refers collectively to B&B Resources, Inc., Valley Ready Mix, Inc. and Salt Lake Sand & Gravel, Inc.;

•	“Industrial Asphalt” refers collectively to Industrial Asphalt, LLC, Asphalt Paving Company of Austin, LLC, KBDJ, L.P. and all the assets of Apache Materials Transport, Inc.;

•	“Ramming Paving” refers collectively to J.D. Ramming Paving Co., LLC, RTI Hot Mix, LLC, RTI Equipment Co., LLC and Ramming Transportation Co., LLC;

•	“Lafarge” refers to Lafarge North America Inc. prior to its parent company’s merger with Holcim (US) Inc.’s parent company effective in July 2015. Subsequent to the merger, Lafarge and Holcim (US) Inc. are referred to as LafargeHolcim;

•	“Westroc” refers to Westroc, LLC;

•	“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, the surviving entities from the acquisition of Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP;

•	“Troy Vines” refers to Troy Vines, Incorporated;

•	“Buckhorn Materials” refers to Buckhorn Materials, LLC, which is the surviving entity from the acquisition of Buckhorn Materials LLC and Construction Materials Group LLC;

•	“Canyon Redi-Mix” refers collectively to Canyon Redi-Mix, Inc. and CRM Mixers LP;

•	“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Southwest Ready Mix” refers to Southwest Ready Mix, LLC;

•	“Colorado County S&G” refers to Colorado County Sand & Gravel Co., L.L.C., which is the surviving entity from the acquisition of Colorado County Sand & Gravel Co., L.L.C, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.;

•	“Concrete Supply” refers to Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Builders Choice Concrete Company of Missouri, L.L.C.;

•	“Lewis & Lewis” refers to Lewis & Lewis, Inc.;

•	“Davenport Assets” refer to a cement plant and quarry in Davenport, Iowa and seven cement distribution terminals along the Mississippi River;

•	“LeGrand” refers to LeGrand Johnson Construction Co.;

•	“Pelican” refers to Pelican Asphalt Company, LLC;

•	“Blackstone” refers to investment funds associated with or designated by The Blackstone Group L.P. and its affiliates;

•	“Silverhawk” refers to certain investment funds affiliated with Silverhawk Summit, L.P.;

•	“Sponsors” refers to certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P.; and

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense, depreciation, depletion and amortization expense.

Defined terms above that relate to our completed acquisitions are in chronological order. See “Business—Acquisition History” for a table of acquisitions we have completed since August 2009.

PART I

Item 1.	BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with an 82% increase in revenue between the year ended December 31, 2011 and the year ended January 2, 2016, as compared to an average increase of approximately 38% in revenue reported by our competitors over the same period. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Utah, Missouri and Kentucky, and cement, which we supply primarily in Missouri, Iowa and along the Mississippi River. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our first acquisition more than six years ago, we have rapidly become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready-mixed concrete and asphalt paving mix. Our revenue in 2015 was $1.4 billion with net income of $1.5 million. Our proven and probable aggregates reserves were 2.1 billion tons as of January 2, 2016. In the year ended January 2, 2016 we sold 32.3 million tons of aggregates, 1.7 million tons of cement, 3.4 million cubic yards of ready-mixed concrete and 4.4 million tons of asphalt paving mix across our more than 200 sites and plants.

Our rapid growth achieved over the last six years has been due in large part to our acquisitions, which we funded with equity and debt financing. During this period, we witnessed a cyclical decline followed by a slow recovery in the private construction market and nominal growth in public infrastructure spending. However, the private construction market is beginning to rebound, which we believe signals the outset of a strong growth period in our industry and end markets. We believe we are well positioned to capitalize on this anticipated recovery to grow our business and reduce our leverage over time. As of January 2, 2016, our total indebtedness was approximately $1,296.8 million.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the Portland Cement Association (“PCA”), the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 38% from 2015 to 2019. In addition, the PCA projects that spending in private nonresidential construction will grow 12% over the same period. The private construction market represented 59% of our revenue in 2015.

Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the PCA to grow approximately 12% from 2014 to 2017. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase. Despite this projected growth, we do not believe it will be consistent across the United States, but will instead be concentrated in certain regions. The public infrastructure market represented 41% of our revenue in 2015.

In addition to the anticipated growth in our end markets, we expect higher volume and pricing in our core product categories. The PCA estimates that cement consumption will increase approximately 15% from 2014 to 2017, reflecting rising demand in the major end markets. At the same time, we believe that cement pricing will be driven higher by tightening production capacity in the United States, where the PCA projects consumption will exceed domestic cement capacity by 2017 driven by both increasing demand and by capacity constraints arising from the U.S. Environmental Protection Agency’s (“EPA”) National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulation for Portland Cement Plants (“PC-MACT”), with which compliance was required in September 2015, notwithstanding certain extensions granted to individual cement plants to September 2016.

Historically, we have sought to supplement organic growth potential with acquisitions, by strategically targeting attractive, new markets or expanding in existing markets. We consider population trends, employment rates, competitive landscape, private construction outlook, public funding and various other factors prior to entering a new market. In addition to analyzing macroeconomic data, we seek to establish, and believe that we have, a top three position in our local markets, which we believe supports sustainable organic growth and attractive returns. This positioning provides local economies of scale and synergies, which benefit our pricing, costs and profitability.

Our acquisition strategy, to date, has helped us to achieve scale and rapid growth, and we believe that significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. From this group, our senior management team maintains contact with over 300 private companies. These long-standing relationships, cultivated over decades, have been the primary source for our past acquisitions and, we believe, will be a key driver of our future growth. We believe the value proposition we offer to potential sellers has made us a buyer of choice and has enabled us to largely avoid competitive auctions and instead negotiate directly with sellers at attractive valuations.

Our Business Segments

In the fourth quarter of 2015, we reorganized the operations and management reporting structure of our cement business and East segment operations, resulting in a change to our reportable business segments. We now conduct our cement business separate from our regional segments. As a result, the cement business is a reportable business segment. In addition, we have combined the material-based businesses centered in Kansas and Missouri with the Kentucky-based operations, creating an expanded East segment and eliminating what was the Central region. These changes did not affect the West region.

Information concerning our total revenue, profit, assets employed and certain additional information attributable to each reportable business segment for each year in the three-year period ended January 2, 2016, as included in “Note 21: Segment Information” of the “Notes to Financial Statements” of our 2015 consolidated financial statements, which are included under Item 8 of this Form 10-K and throughout this report have been recast to reflect the current segment structure.

We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 19 U.S. states and in British Columbia, Canada through our three operating segments: West; East; and Cement. In addition to the cement business, we have platform businesses in the west and east segments that have their own management team that, in turn, reports to a segment president who is responsible for overseeing the operating businesses, developing growth opportunities, implementing best practices and integrating acquired businesses. Acquisitions are an important element of our strategy, as we seek to enhance value through increased scale and cost savings within local markets.

•	West Segment: Our West segment includes operations in Texas, the Mountain states of Utah, Colorado, Idaho and Wyoming and in British Columbia, Canada. We supply aggregates, ready-mixed concrete, asphalt paving mix and paving and related services in the West segment. As of January 2, 2016, the West segment controlled approximately 0.7 billion tons of proven and probable aggregates reserves and $415.6 million of net property, plant and equipment and inventories (“hard assets”). During the year ended January 2, 2016, approximately 56% of our revenue and approximately 47% of our Adjusted EBITDA, excluding corporate charges, were generated in the West segment.

•	East Segment: Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Kentucky, South Carolina, Nebraska and Iowa where we supply aggregates, ready-mixed concrete, asphalt paving mix and paving and related services. As of January 2, 2016, the East segment controlled approximately 0.9 billion tons of proven and probable aggregates reserves and $370.5 million of hard assets. During the year ended January 2, 2016, approximately 30% of our revenue and approximately 29% of our Adjusted EBITDA, excluding corporate charges, were generated in the East segment.

•	Cement Segment: Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and eight distribution terminals along the Mississippi River from Minnesota to Louisiana. The Hannibal, Missouri plant was commissioned in 2008 and is a highly efficient, technologically advanced, integrated manufacturing and distribution system strategically located 100 miles north of St. Louis along the Mississippi River. We utilize an on-site solid and liquid waste fuel processing facility, which can reduce the plant’s fuel costs by up to 50% and is one of only 12 facilities in the United States with such capabilities. In July 2015, we acquired the cement plant in Davenport, Iowa and seven distribution terminals along the Mississippi River. The Davenport cement plant primarily serves markets in Missouri, Iowa and along the Mississippi River. Our production capacity approximately doubled with the acquisition of the Davenport Assets. As of January 2, 2016, the Cement segment controlled approximately 0.5 billion tons of proven and probable aggregates reserves, which serve its cement business, and $602.7 million of hard assets. During the year ended January 2, 2016, approximately 14% of our revenue and approximately 24% of our Adjusted EBITDA, excluding corporate charges, were generated in the Cement segment.

Acquisition History

The following table lists acquisitions we have completed since August 2009:

Company	Date of Acquisition	Segment
Hamm, Inc.	August 25, 2009	East
Hinkle Contracting Company, LLC	February 1, 2010	East
Cornejo	April 16, 2010	East
Elmo Greer & Sons, LLC	April 20, 2010	East
Continental Cement	May 27, 2010	Cement
Harshman Construction L.L.C. and Harshman Farms, Inc.	June 15, 2010	East
South Central Kentucky Limestone, LLC	July 23, 2010	East
Harper Contracting	August 2, 2010	West
Kilgore Pavement Maintenance, LLC and Kilgore Properties, LLC	August 2, 2010	West
Con-Agg of MO, L.L.C.	September 15, 2010	East
Altaview Concrete	September 15, 2010	West
EnerCrest Products, Inc.	September 28, 2010	West
RK Hall	November 30, 2010	West
Triple C Concrete, Inc.	January 14, 2011	West
Elam Construction, Inc.	March 31, 2011	West
Bourbon Limestone Company	May 27, 2011	East
Fischer Quarries, L.L.C.	May 27, 2011	East
B&B	June 8, 2011	West
Grand Junction Concrete Pipe, Inc.	June 10, 2011	West
Industrial Asphalt	August 2, 2011	West
Ramming Paving	October 28, 2011	West
Norris Quarries, LLC	February 29, 2012	East
Kay & Kay Contracting, LLC	October 5, 2012	East
Sandco Inc.	November 30, 2012	West

Lafarge-Wichita	April 1, 2013	East
Westroc	April 1, 2013	West
Alleyton	January 17, 2014	West
Troy Vines	March 31, 2014	West
Buckhorn Materials	June 9, 2014	East
Canyon Redi-Mix	July 29, 2014	West
Mainland	September 4, 2014	West
Southwest Ready Mix	September 19, 2014	West
Colorado County S&G	September 30, 2014	West
Concrete Supply	October 3, 2014	East
Lewis & Lewis	June 1, 2015	West
Davenport Assets	July 17, 2015	Cement
LeGrand	August 21, 2015	West
Pelican	December 11, 2015	West
American Materials Company	February 5, 2016	East

Our End Markets

Residential Construction. Residential construction includes single family houses and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, foreclosures have resulted in an oversupply of available houses, which had dampened the demand for new residential construction in many markets in the United States. However, employment prospects have improved, foreclosure rates have stabilized and demand has begun to grow, although the rate of growth is inconsistent across the United States.

Nonresidential Construction. Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is driven by population and economic growth. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories. The supply of nonresidential construction projects is affected by interest rates and the availability of credit to finance these projects.

Public Infrastructure Construction. Public infrastructure construction includes spending by federal, state and local governments for highways, bridges, airports, schools, public buildings and other public infrastructure projects. Public infrastructure spending has historically been more stable than private sector construction. We believe that public infrastructure spending is less sensitive to interest rate changes and economic cycles and often is supported by multi-year federal and state legislation and programs. A significant portion of our revenue is derived from public infrastructure projects. As a result, the supply of federal and state funding for public infrastructure highway construction significantly affects our public infrastructure end-use business.

In the past, public infrastructure sector funding was underpinned by a series of six-year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The Fixing America’s Surface Transportation Act (“FAST Act”) was signed into law on December 4, 2015 and authorizes $305 billion of funding between 2016 and 2020. It extends five years and provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network.

Our Competitive Strengths

Leading market positions. We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating histories, averaging over 35 years. We believe we are a top 10 supplier of aggregates, a top 15 producer of cement and a major producer of ready-mixed concrete and asphalt paving mix in the United States by volume. We focus on acquiring companies that have leading local market positions in aggregates, which we seek to enhance by building scale with other local aggregates and downstream products and services. The construction materials industry is highly local in nature due to transportation costs from the high weight-to-value ratio of the products. Given this dynamic, we believe achieving local market scale provides a competitive advantage that drives growth and profitability for our business. We believe that our ability to prudently acquire, improve and rapidly integrate multiple businesses has enabled, and will continue to enable, us to become market leaders.

Operations positioned to benefit from attractive industry fundamentals. We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time-consuming and complex regulatory and permitting process. According to the April 2014 U.S. Geological Survey, aggregates pricing in the United States had increased in 65 of the previous 70 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

One significant factor that allows for pricing growth in periods of volume declines is that aggregates and asphalt paving mix have significant exposure to public road construction, which has demonstrated growth over the past 30 years, even during times of broader economic weakness. The majority of public road construction spending is funded at the state level through the states’ respective departments of transportation. The five key states in which we operate (Texas, Kansas, Utah, Missouri and Kentucky) have funds with certain constitutional protections for revenue sources dedicated for transportation projects. These dedicated, earmarked funding sources limit the negative effect current state deficits may have on public spending. As a result, we believe our business’ profitability is significantly more stable than most other building product subsectors.

Vertically-integrated business model. We generate revenue across a spectrum of related products and services. We internally supply approximately 26% of the aggregates used in the ready-mixed concrete and asphalt paving mixes that we produce and the asphalt paving mix that our paving crews lay. Our vertically-integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross-marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of production, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by allowing a greater range of target companies.

Attractive diversity, scale and product portfolio. We operate across 21 U.S. states and British Columbia, Canada in 33 metropolitan statistical areas. Between the year ended December 31, 2011 and the year ended January 2, 2016, we grew our revenue by 82% and brought substantial additional scale and geographic diversity to our operations. A combination of increased scale and vertical integration enabled us to improve profitability with Adjusted EBITDA margins increasing 651 basis points from the year ended December 28, 2013, to the year ended January 2, 2016. In the year ended January 2, 2016, 29% of gross margin was derived from aggregates, 19% from the Cement segment, 37% from products and the remaining 15% from services. We have approximately 2.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement business. We estimate that the useful life of our proven and probable reserves serving our aggregates and cement businesses are approximately 70 years and 170 years, respectively, based on the average production rates in 2015 and 2014.

Our dry process cement plant in Hannibal, Missouri was commissioned in 2008 and our Davenport, Iowa plant was commissioned in 1981. These large capacity cement plants have technologically advanced manufacturing capabilities. According to PCA forecasts, consumption of cement in the United States is expected to exceed production capacity by the year 2017, creating opportunities for existing cement plants. Our plants are strategically located on the Mississippi River and, consequently, in 2015, approximately 58% and 26% of cement sold from the Hannibal and Davenport plants, respectively, was shipped by barge, which is generally more cost-effective than truck transport.

Proven ability to incorporate new acquisitions and grow businesses. Since July 2009, we have acquired 38 companies, successfully integrating the businesses into three segments through the implementation of operational improvements, industry-proven information technology systems, a comprehensive safety program and best in class management programs. A typical acquisition generally involves retaining the local management team of the acquired business, maintaining operational decisions at the local level and providing strategic insights and leadership directed by Tom Hill, our President and Chief Executive Officer, a 30-year industry veteran. These acquisitions have helped us achieve significant revenue growth, from $0.4 billion in 2010 to $1.4 billion in 2015.

Experienced and proven leadership driving organic growth and acquisition strategy. Our management team, led by Mr. Hill, has a proven track record of creating value. In addition to Mr. Hill, our management team, including corporate and segment operations managers, corporate development, finance executives and other heavy side industry operators, has extensive experience in the industry. Our management team has a track record of executing and successfully integrating acquisitions in the sector. Mr. Hill and his team successfully executed a similar consolidation strategy at another company in the industry, where Mr. Hill led the integration of 173 acquisitions worth, in the aggregate, approximately $6.3 billion, taking the business from less than $0.3 billion to $7.4 billion in sales from 1992 to 2008.

Our Business Strategy

Capitalize on expected recovery in U.S. economy and construction markets. The residential and nonresidential markets are starting to show positive growth signs in varying degrees across our markets. The PCA forecasts total housing starts to accelerate to 1.53 million in the United States by 2019. The American Institute of Architects’ Consensus Construction Forecast projects nonresidential construction to grow 8.2% in 2016. We believe that we have sufficient exposure to the residential and nonresidential end markets to benefit from a potential recovery in all of our markets. In 2015, approximately 78% of our revenue was derived from Texas, Kansas, Utah, Missouri and Kentucky. Across these states, Department of Transportation (“DOT”) budgets grew a combined 9.8% from 2014 to 2015. Given the nation’s aging infrastructure and considering longstanding historical spending trends, we expect U.S. infrastructure investment to grow over time. We believe we are well positioned to capitalize on any such increase in investment.

Expand local positions in the most attractive markets through targeted capital investments and bolt-on acquisitions. We plan to expand our business through organic growth and bolt-on acquisitions in each of our local markets. Our acquisition strategy involves acquiring platforms that serve as the foundation for continued incremental and complementary growth via locally situated bolt-on acquisitions to these platforms. We believe that increased local market scale will drive profitable growth. Our existing platform of operations is expected to enable us to grow significantly as we expand in our existing markets. In pursuing our growth strategy, we believe that our balance sheet and liquidity position will enable us to acquire most of the bolt-on acquisitions and platforms that we seek to purchase, but we may also pursue larger acquisition transactions that may require us to raise additional equity capital and indebtedness. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions.

Drive profitable growth through strategic acquisitions. Our goal is to become a top-five U.S. construction materials company through the successful execution of our acquisition strategy and implementation of best practices to drive organic growth. Based on aggregates sales, in volumes, we believe that we are currently a top-ten player, which we achieved within five years of our first acquisition. We believe that the relative fragmentation of our industry creates an environment in which we can continue to acquire companies at attractive valuations and increase scale and diversity over time through strategic acquisitions in markets adjacent to our existing markets within the states where we currently operate, as well as into additional states as market and competitive conditions support further growth.

Enhance margins and free cash flow generation through implementation of operational improvements. Our management team includes individuals with decades of experience in our industry and proven success in integrating acquired businesses and organically growing operations. This experience represents a significant source of value to us that has driven Adjusted EBITDA margins up 651 basis points from the year ended December 28, 2013 to the year ended January 2, 2016. These margin improvements are accomplished through proven profit optimization plans, leveraging information technology and financial systems to control costs, managing working capital, achieving scale-driven purchasing synergies and fixed overhead control and reduction. Our segment presidents, supported by our central operations, risk management and finance and information technology teams, drive the implementation of detailed and thorough profit optimization plans for each acquisition post close, which typically includes, among other things, implementation of a systematic pricing strategy and an equipment utilization analysis that assesses repair and maintenance spending, the health of each piece of equipment and a utilization review to ensure we are maximizing productivity and selling any pieces of equipment that are not needed in the business.

Leverage vertically-integrated and strategically located operations for growth. We believe that our vertical integration of construction materials, products and services is a significant competitive advantage that we will leverage to grow share in our existing markets and enter into new markets. A significant portion of materials used to produce our products and provide services to our customers is internally supplied, which enables us to operate as a single source provider of materials, products and paving and related services, creating cost, convenience and reliability advantages for our customers and enabling us to capture additional value throughout the supply chain, while at the same time creating significant cross-marketing opportunities among our interrelated businesses.

Our Industry

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mixed concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products and our ability to control operating costs.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Utah, Missouri and Kentucky, which represented approximately 33%, 16%, 11%, 10% and 8%, respectively, of our total revenue in 2015) each have funds whose revenue sources are constitutionally protected and may only be spent on transportation projects:

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion.

•	Kansas has a 10 year $8.2 billion highway bill that was passed in May 2010.

•	Utah’s transportation investment fund had $3.0 billion committed through 2018.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

•	Kentucky’s biennial highway construction plan has funding of $3.6 billion from July 2014 to June 2016.

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	On November 4, 2014, voters in Texas passed a proposition that is estimated to provide up to $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads. On November 3, 2015, voters in Texas passed an additional proposition that dedicates up to $2.5 billion of the state’s sales and use tax revenue to the state’s highway fund beginning in 2018, and 35% of any excess revenue over $5 billion generated from the motor vehicles sales tax beginning in 2020

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Utah and Missouri, both of which have recently completed large spending programs.

Demand for our products is observed to have low elasticity in relation to prices. We believe this is partially explained by the absence of competitive replacement products and relatively low contribution of our products to total construction costs. We do not believe that increases in our products’ prices are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

Aggregates

Aggregates are key material components used in the production of cement, ready-mixed concrete and asphalt paving mixes for the residential, nonresidential and public infrastructure markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock. Once extracted, processed and graded, aggregates are supplied directly to their end use or incorporated for further processing into construction materials and products, such as cement, ready-mixed concrete and asphalt paving mix.

According to the August 2015 U.S. Geological Survey, approximately 1.4 billion tons of crushed stone with a value of approximately $12.9 billion was produced in the United States in 2014, in line with the 1.3 billion tons produced in 2013. Sand and gravel production was approximately 988.8 million tons in 2014 valued at approximately $7.3 billion, up from 934 million tons produced in 2013. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 30% of the national market in 2013. In January 2015, the U.S. Geological Survey reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2014 in the United States.

Transportation costs are a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. However, more recently, rising land values combined with local environmental concerns have been forcing production sites to move further away from the end-use locations.

We believe that the long-term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects demand for nonresidential construction, including stores, shopping centers and restaurants and increases transportation infrastructure spending. In recent years, the recession and subsequent slow recovery in the United States has led to a decrease in overall private and public infrastructure construction activity. While short-term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high.

A significant portion of annual demand for aggregates is derived from large public infrastructure and highway construction projects. According to the Montana Contractors’ Association, approximately 38,000 tons of aggregate are required to construct a one mile stretch of a typical four-lane interstate highway. Highways located in markets with significant seasonal temperature variances are particularly vulnerable to freeze-thaw conditions that exert excessive stress on pavement and lead to more rapid surface degradation. Surface maintenance repairs, as well as general highway construction, occur in the warmer months, resulting in a majority of aggregates production and sales in the period from April through November in most states.

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of residential, nonresidential and public infrastructure projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready-mixed concrete or mortar and is an important component of other essential construction materials. Cement is sold either in bulk or in bags as branded products, depending on its final user. Few construction projects can take place without utilizing cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready-mixed concrete operators. The remaining shipments are directed to manufacturers of concrete related products such as block and precast. Nearly two-thirds of U.S. consumption occurs between May and November, coinciding with end-market construction activity.

The principal raw materials in cement are a blend of approximately 80% limestone and approximately 5% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to about 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces about the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 107 production facilities located across 36 states and is a capital-intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Building new plants is challenging given the extensive permitting requirements and capital investment requirements. We estimate new plant construction costs in the United States to be approximately $250-300 per ton, not including costs for property or securing raw materials and the required distribution network. Assuming construction costs of $275 per ton, a 1.25 million ton facility, comparable to our Hannibal, Missouri cement plant’s potential annual capacity, would cost approximately $343.8 million to construct. Establishing a distribution network, such as the seven terminals included in the Davenport Assets, adds significant cost to a cement plant investment.

As reported by the PCA in the 2015 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 140.9 million tons in 2005 to approximately 97.8 million tons in 2014 because of a decline in U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports have declined since their peak of approximately 39.6 million tons in 2006 to approximately 9.3 million tons in 2014, in a manner indicative of the industry’s general response to the demand downturn. In addition to the reduction in imports, according to the PCA, U.S. excess capacity increased from 5% in 2006 to approximately 25% in 2014. However, the PCA estimates that demand will exceed supply by 2017.

On December 20, 2012, the EPA signed the PC-MACT, with which compliance was required in September 2015, notwithstanding certain extensions granted to individual cement plants to September 2016. The Hannibal and Davenport cement plants utilize alternative fuels, hazardous and non-hazardous at Hannibal and non-hazardous at Davenport, as well as coal, natural gas and petroleum coke and, as a result, are subject to the Hazardous Waste Combustor NESHAP (“HWC-MACT”) and Commercial/Industrial Solid Waste Incinerators (“CISWI”) standards, respectively, rather than PC-MACT standards. The costs to comply with the existing HWC-MACT and CISWI standards are not expected to be material.

Ready-Mixed Concrete

Ready-mixed concrete is one of the most versatile and widely used materials in construction today. Its flexible recipe characteristics allow for an end product that can assume almost any color, shape, texture and strength to meet the many requirements of end users that range from bridges, foundations, skyscrapers, pavements, dams, houses, parking garages, water treatment facilities, airports, tunnels, power plants, hospitals and schools. The versatility of ready-mixed concrete gives engineers significant flexibility when designing these projects.

Cement, coarse aggregate, fine aggregate, water and admixtures are the primary ingredients in ready-mixed concrete. The cement and water are combined and a chemical reaction process called hydration occurs whereby a paste is produced. This paste or binder represents between 15 to 20% of the volume of the mix that coats each particle of aggregate and serves as the agent that binds the aggregates together, according to the National Ready Mixed Concrete Association (“NRMCA”). The aggregates represent approximately 60 to 75% of the mix by volume, with a small portion of volume (5 to 8%) consisting of entrapped air that is generated by using air entraining admixtures. Once fully hydrated, the workable concrete will then harden and take on the shape of the form in which it was placed.

The quality of a concrete mix is generally determined by the weight ratio of water to cement. Higher quality concrete is produced by lowering the water-cement ratio as much as possible without sacrificing the workability of the fresh concrete. Specialty admixtures such as high range water reducers can aid in achieving this condition without sacrificing quality.

Other materials commonly used in the production of ready-mixed concrete include fly-ash, a waste by-product from coal burning power plants, silica fume, a waste by-product generated from the manufacture of silicon and ferro-silicon metals, and ground granulated blast furnace slag, a by-product of the iron and steel manufacturing process. All of these products have cementitious properties that enhance the strength, durability and permeability of the concrete. These materials are available directly from the producer or via specialist distributors who intermediate between the ready-mixed concrete producers and the users.

Given the high weight-to-value ratio, delivery of ready-mixed concrete is typically limited to a one-hour haul from a production plant and is further limited by a 90 minute window in which newly-mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready-mixed concrete market is highly localized, with an estimated 5,500 ready-mixed concrete plants in the United States according to the NRMCA. According to the NRMCA, 324.7 million cubic yards of ready-mixed concrete were produced in 2014, which is an 8% increase from the 300.4 million cubic yards produced in 2013 but a 29% decrease from the industry peak of 458.3 million cubic yards in 2005.

Asphalt Paving Mix

Asphalt paving mix is the most common roadway material used today. It is a versatile and essential building material that has been used to surface 93% of the more than 2.6 million miles of paved roadways in the United States, according to the National Asphalt Pavement Association (“NAPA”).

Typically, asphalt paving mix is placed in three distinct layers to create a flexible pavement structure. These layers consist of a base course, an intermediate or binder course, and a surface or wearing course. These layers vary in thicknesses of three to six inches for base mix, two to four inches for intermediate mix and one to two inches for surface mix.

According to NAPA, the components of asphalt paving mix by weight are approximately 95% aggregates and 5% asphalt cement, a petroleum based product that serves as the binder. The ingredients are then metered, mixed and heated to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 71.9 million tons of used asphalt is recycled annually by the industry according to a November 2014 NAPA survey.

The use of warm mix asphalt (“WMA”) or “green” asphalt is gaining popularity. The immediate benefit to producing WMA is the reduction in energy consumption required by burning fuels to heat traditional hot mix asphalt (“HMA”) to temperatures in excess of 300°F at the production plant. These high production temperatures are needed to allow the asphalt binder to become viscous enough to completely coat the aggregate in the HMA, have good workability during laying and compaction, and durability during traffic exposure. According to the Federal Highway Administration, WMA can reduce the temperature by 50 to 70°F, resulting in lower emissions, fumes and odors generated at the plant and the paving site.

According to NAPA, there are approximately 4,000 asphalt paving mix plants in the United States and an estimated 352.0 million tons of asphalt paving mix was produced in 2014, which was broadly in line with the estimated 350.7 million tons produced in 2013.

Our Operations

We operate our construction materials and products and paving and related services businesses through local operations and marketing teams, which work closely with our end customers to deliver the products and services that meet each customer’s specific needs for a project. We believe that this strong local presence gives us a competitive advantage by keeping our costs low and allowing us to obtain a unique understanding for the evolving needs of our customers.

We have operations in 21 U.S. states and in British Columbia, Canada. Our business in each region is vertically-integrated. We supply aggregates internally for the production of cement, ready-mixed concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended January 2, 2016, approximately 74% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste and construction and demolition debris landfills in our East segment and have liquid asphalt terminal operations in our West and East segments.

Approximately 80% of our asphalt paving mix was installed by our paving and related services businesses in the year ended January 2, 2016. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

Construction Materials

We are a leading provider of construction materials in the markets we serve. Our construction materials operations are composed of aggregates production, including crushed stone and construction sand and gravel, cement and ready-mixed concrete production and asphalt paving mix production.

Our Aggregates Operations

Aggregates Products

We mine limestone, gravel, and other natural resources from 85 crushed stone quarries and 60 sand and gravel deposits throughout the United States and in British Columbia, Canada. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries.

Once extracted, the minerals are processed and/or crushed on site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used primarily in ready-mixed concrete, asphalt paving mix, and the construction of road base for highways.

Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets.

Aggregates Reserves

As of January 2, 2016, we had approximately 2.1 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions.

Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 2.1 billion tons of proven and probable aggregates reserves, 1.1 billion, or 52%, are located on owned land and 1.0 billion are located on leased land.

Aggregates Sales and Marketing

The cost of transportation from each quarry and the proximity of competitors are key factors that determine the effective market area for each quarry. Each quarry location is unique with regards to demand for each product, proximity to competition and distribution network. Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 74% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

Aggregates Competition

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The January 2015 U.S. Geological Survey reported that a total of 1,550 companies operating 4,000 quarries and 91 underground mines produced or sold crushed stone in 2014 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

The primary national players are large vertically-integrated companies, including Vulcan Materials Company, Martin Marietta Materials, Inc. (“Martin Marietta”), CRH plc, Heidelberg, LafargeHolcim and Cemex, S.A.B. de C.V., that have a combined estimated market share of approximately 40%.

Competitors by segment include:

•	West—CRH plc, Heidelberg Cement plc, Martin Marietta, CEMEX, S.A.B. de C.V., LafargeHolcim and various local suppliers.

•	East—Martin Marietta., CRH plc, LafargeHolcim, Heidelberg Cement plc, Vulcan Materials Company and various local suppliers.

•	Cement—LafargeHolcim, Buzzi Unicem USA (“Buzzi Unicem”) and various local suppliers.

We believe we have a strong competitive advantage in aggregates through our well located reserves in key markets, high quality reserves and our logistic networks. We further share and implement best practices relating to safety, strategy, sales and marketing, production, and environmental and land management. As a result of our vertical integration and local market knowledge, we have a strong understanding of the needs of our aggregates customers. In addition, our companies have a reputation for responsible environmental stewardship and land restoration, which assists us in obtaining new permits and new reserves.

Our Cement Operations

Cement Products

We operate a highly-efficient, technologically-advanced integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, 100 miles north of St. Louis, and Davenport, Iowa and our eight terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is 2.4 million short tons per annum. We also operate on-site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal Plant is one of only 12 with hazardous waste fuel facilities permitted and operating out of 107 total cement plants in the United States.

Cement Markets

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located strategically on the Mississippi River, we are able to distribute cement from both of our plants by truck, rail and barge directly to customers or to our eight storage and distribution terminals along the Mississippi River. In 2015, approximately 58% and 26% of cement sold from the Hannibal and Davenport plants, respectively, was shipped by barge. Barge shipments extend our distribution radius and are generally more cost-effective than truck transport.

Cement Sales and Marketing

Our cement customers are ready-mixed concrete and concrete products producers and contractors within our markets. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long-term sales contracts.

Cement Competition

Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include LafargeHolcim, whose parent companies merged, effective in July 2015, to create the world’s largest cement maker, in addition to Buzzi Unicem. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With two cement plants, on-site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Our Ready-mixed Concrete Operations

Ready-mixed Concrete Products

We believe our West and East segments are leaders in the supply of ready-mixed concrete in their respective markets. The West segment has ready-mixed concrete operations in the Houston and Midland/Odessa, Texas, Salt Lake Valley, Utah, Twin Falls, Idaho and Grand Junction, Colorado markets. Our East segment supplies ready-mixed concrete to the Wichita, Kansas and Columbia, Missouri markets and surrounding areas. We produce ready-mixed concrete by blending aggregates, cement, chemical admixtures, in various ratios, and water at our concrete production plants.

Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready-mixed concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self-compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

We operated 52 ready-mixed concrete plants and 419 concrete delivery trucks in the West segment and 22 ready-mixed concrete plants and 210 concrete delivery trucks in the East segment as of January 2, 2016.

Ready-mixed Concrete Competition

Ready-mixed concrete production requires relatively small amounts of capital to build a concrete batching plant and acquire delivery trucks. As a result, in each local market, we face competition from numerous small producers, as well as other large vertically-integrated companies with facilities in multiple markets. There are approximately 5,500 ready-mixed concrete plants in the United States, and in 2014 the U.S. ready-mixed concrete industry produced approximately 324.7 million cubic yards of ready-mixed concrete according to the NRMCA. Our ready-mixed concrete operations compete with CEMEX, S.A.B. de C.V. in Texas and CRH plc in Utah and Colorado and various other privately owned competitors in other parts of the West and East segments.

Competition among ready-mixed concrete suppliers is generally based on product characteristics, delivery times, customer service and price. Product characteristics such as tensile strength, resistance to pressure, durability, set times, ease of placing, aesthetics, workability under various weather and construction conditions as well as environmental effect are the main criteria that our customers consider for selecting their product. Our quality assurance program produces results in excess of design strengths while optimizing material costs. Additionally, we believe our strategic network of locations and superior customer service gives us a competitive advantage relative to other producers.

Our Asphalt Paving Mix Operations

Asphalt Paving Mix Products

Our asphalt paving mix products are produced by first heating carefully measured amounts of aggregates at high temperatures to remove the moisture from the materials in an asphalt paving mix plant. As the aggregates are heated, liquid asphalt is then introduced to coat the aggregates. Depending on the specifications of a particular mix, recycled asphalt may be added to the mix, which lowers the production costs. The aggregates used for production of these products are generally supplied from our quarries or sand and gravel plants. The ingredients are metered, mixed and brought up to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement.

As of January 2, 2016, we operated 28 and 19 asphalt paving mix plants in the West and East segments, respectively. Approximately 94% of our plants can utilize recycled asphalt pavement.

Asphalt Paving Mix Sales and Marketing

Approximately 80% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

Asphalt Paving Mix Competition

According to NAPA, there were approximately 4,000 asphalt paving mix plants in the United States in 2015 and an estimated 352.0 million tons of asphalt paving mix was produced in 2014. Our asphalt paving mix operations compete with CRH plc and other local suppliers. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis-à-vis our competitors.

Asphalt paving mix is generally applied at high temperatures. Prolonged exposure to air causes the mix to lose temperature and harden. Therefore, delivery is typically within close proximity to the asphalt paving mix plant. Local market demand, proximity to competition, transportation costs and supply of aggregates and liquid asphalt vary widely from market to market. Most of our asphalt operations use a combination of company-owned and hired haulers to deliver materials to job sites.

Asphalt Paving and Related Services

As part of our vertical integration strategy, we provide asphalt paving and related services to both the private and public infrastructure sectors as either a prime or sub-contractor. These services complement our construction materials and products businesses by providing a reliable downstream outlet, in addition to our external distribution channels.

Our asphalt paving and related services businesses bid on both private construction and public infrastructure projects in their respective local markets. We only provide paving and related services operations as a complement to our aggregates operations, which we believe is a major competitive strength. Factors affecting competitiveness in this business segment include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality and the availability of machinery and equipment.

Contracts with our customers are primarily fixed price or fixed unit price. Under fixed unit price contracts, we provide materials or services at fixed unit prices (for example, dollars per ton of asphalt placed). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the bid amount, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Most of our contracts contain adjusters for changes in liquid asphalt prices.

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2015 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to weather conditions.

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

Subject to applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers. Historically, we have not been materially adversely affected by contract cancellations or modifications. The following table sets forth our backlog as of the indicated dates:

(in thousands)	2015	2014	2013
Aggregate (in tons)	6,519	4,853	5,153
Ready-mixed concrete (in cubic yards)	341	260	138
Asphalt (in tons)	1,730	2,112	2,387
Construction services(1)	$264,190	$301,333	$359,263

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Intellectual Property

We do not own or have a license or other rights under any patents that are material to our business.

Corporate Information

Summit Materials, Inc. and Summit Materials, LLC were formed under the laws of the State of Delaware on September 23, 2014 and September 24, 2008, respectively. Our principal executive office is located at 1550 Wynkoop Street, 3rd Floor, Denver, Colorado 80202. Through its predecessor, Summit Inc. commenced operations in 2009 when Summit Holdings was formed as an exempted limited partnership in the Cayman Islands. In December 2013, Summit Holdings was domesticated as a limited partnership in Delaware. Our telephone number is (303) 893-0012.

Employees

As of January 2, 2016 we had approximately 4,300 employees, of whom approximately 76% were hourly workers and the remainder were salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Approximately 6.1% of our hourly employees and approximately 0.4% of our salaried employees are union members. We believe we enjoy a satisfactory working relationship with our employees and their unions.

Legal Proceedings

We are party to certain legal actions arising from the ordinary course of business activities. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our consolidated financial condition, results of operations or liquidity.

Environmental and Government Regulation

We are subject to federal, state, provincial and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management including the management of hazardous waste used as a fuel substitute in our Hannibal, Missouri cement kiln and solid waste used as a fuel substitute in our Davenport, Iowa cement kiln, remediation of contaminated sites, mine reclamation, operation and closure of landfills and dust control and to zoning, land use and permitting. Our failure to comply with such laws and regulations can result in sanctions such as fines or the cessation of part or all of our operations. From time to time, we may also be required to conduct investigation or remediation activities. There also can be no assurance that our compliance costs or liabilities associated with such laws and regulations or activities will not be significant.

In addition, our operations require numerous governmental approvals and permits. Environmental operating permits are subject to modification, renewal and revocation and can require us to make capital, maintenance and operational expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operation hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. We regularly monitor and review our operations, procedures and policies for compliance with environmental laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new requirements that we anticipate will be adopted that could affect our operations.

Multiple permits are required for our operations, including those required to operate our cement plants. Applicable permits may include conditional use permits to allow us to operate in certain areas absent zoning approval and operational permits governing, among other matters, air and water emissions, dust, particulate matter and storm water management and control. In addition, we are often required to obtain bonding for future reclamation costs, most commonly specific to restorative grading and seeding of disturbed surface areas.

Like others in our industry, we expend substantial amounts to comply with applicable environmental laws and regulations and permit limitations, which include amounts for pollution control equipment required to monitor and regulate emissions into the environment. The Davenport Plant is subject to CISWI standards, for which we do not expect any material future costs to achieve or maintain compliance. Since many environmental requirements are likely to be affected by future legislation or rule making by government agencies, and are therefore not quantifiable, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our future financial condition, results of operations and liquidity.

At most of our quarries, we incur reclamation obligations as part of our mining activities. Reclamation methods and requirements can vary depending on the individual site and state regulations. Generally, we are required to grade the mined properties to a certain slope and seed the property to prevent erosion. We record a mining reclamation liability in our consolidated financial statements to reflect the estimated fair value of the cost to reclaim each property including active and closed sites.

Our operations in Kansas include one municipal waste landfill and two construction and demolition debris landfills, one of which has been closed. Among other environmental, health and safety requirements, we are subject to obligations to appropriately close those landfills at the end of their useful lives and provide for appropriate post-closure care. Asset retirement obligations relating to these landfills are recorded in our consolidated financial statements.

Health and Safety

Our facilities and operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”). Throughout our organization, we strive for a zero-incident safety culture and full compliance with safety regulations. Failure to comply with these requirements can result in sanctions such as fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. Worker safety and health matters are overseen by our corporate risk management and safety department as well as operating company level safety managers. We provide our operating company level safety managers leadership and support, comprehensive training, and other tools designed to accomplish health and safety goals, reduce risk, eliminate hazards, and ultimately make our work places safer.

Insurance

Our insurance program is structured using multiple “A” rated insurance carriers, and a variety of deductible amounts. In particular, our workers compensation, general liability and auto liability policies are subject to a $500,000 per occurrence deductible. Losses within these deductibles are accrued for using projections based on past loss history.

We also maintain $50.0 million in combined umbrella insurance. Other policies have smaller deductibles and include property, contractors equipment, contractors pollution and professional, directors and officers, employment practices liability and fiduciary and crime. We also have a separate marine insurance policy for our cement operations on the Mississippi River, which ship cement on the river via barge.

ITEM 1A.	RISK FACTORS

Risks Related to Our Industry and Our Business

Industry Risks

Our business depends on activity within the construction industry and the strength of the local economies in which we operate.

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if the slow pace of economic activity results in delays or cancellations of capital projects. In addition, federal and state budget issues may hurt the funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business.

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. In recent years, although some states, such as Texas, have increased their budgets for road construction, maintenance, rehabilitation and acquiring right-of-way for public roads, certain other states have reduced their construction spending due to budget shortfalls from lower tax revenue, as well as uncertainty in recent years relating to long-term federal highway funding, prior to the FAST Act, which was signed into law on December 4, 2015, the first law with long-term transportation funding in ten years. As a result, there has been a reduction in certain states’ investment in infrastructure spending.

If economic and construction activity diminishes in one or more areas, particularly in our top revenue-generating markets of Texas, Kansas, Utah, Missouri and Kentucky, our financial condition, results of operations and liquidity could be materially adversely affected.

Our business is cyclical and requires significant working capital to fund operations.

Our business is cyclical and requires that we maintain significant working capital to fund our operations. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business and service our outstanding debt and other obligations, we may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures, including the restructuring of all or a portion of our debt, which may only be available, if at all, on unsatisfactory terms.

Weather can materially affect our business, and we are subject to seasonality.

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather-related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales or render our contracting operations less efficient. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows could adversely affect sales in the near term.

Construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to the weather conditions. Our second quarter varies greatly with spring rains and wide temperature variations. A cool wet spring increases drying time on projects, which can delay sales in the second quarter, while a warm dry spring may enable earlier project startup.

Our industry is capital intensive and we have significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

The property and machinery needed to produce our products can be very expensive. Therefore, we need to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate our business. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi-fixed costs within our business, particularly at our cement production facilities, decreases in volumes could have a material adverse effect on our financial condition, results of operations and liquidity.

Within our local markets, we operate in a highly competitive industry.

The U.S. construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we compete against large private and public infrastructure companies, some of which are also vertically-integrated. Therefore, there is intense competition in a number of the markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our financial condition, results of operations and liquidity.

Growth Risks

The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquisitions and to retain key employees of our acquired businesses.

A significant portion of our historical growth has occurred through acquisitions, and we will likely enter into acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non-binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional equity capital and indebtedness, which would increase our leverage level. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

Acquisitions may require integration of the acquired companies’ sales and marketing, distribution, engineering, purchasing, finance and administrative organizations. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•	We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and they could be significant.

•	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

•	We may not effectively utilize new equipment that we acquire through acquisitions or otherwise at utilization and rental rates consistent with that of our existing equipment.

•	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

•	We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We cannot assure you that we will achieve synergies and cost savings in connection with acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were independently reviewed or audited. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We cannot assure you that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate such acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. As a result of these changes, our financial condition, results of operations and liquidity could be materially adversely affected.

Our long-term success is dependent upon securing and permitting aggregate reserves in strategically located areas. The inability to secure and permit such reserves could negatively affect our earnings in the future.

Aggregates are bulky and heavy and therefore difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites and are served by truck. New quarry sites often take a number of years to develop. Our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our financial position, results of operations and liquidity could be materially adversely affected.

Economic Risks

Our business relies on private investment in infrastructure, and a slower than expected economic recovery may adversely affect our earnings in the future.

A significant portion of our sales are for projects with non-public owners. Construction spending is affected by developers’ ability to finance projects. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if an economic recovery is stalled, which could result in delays or cancellations of capital projects. If housing starts and nonresidential projects do not rise steadily with the economic recovery as they historically have when recessions end, sale of our construction materials, downstream products and paving and related services may decline and our financial condition, results of operations and liquidity could be materially adversely affected.

A decline in public infrastructure construction and reductions in governmental funding could adversely affect our earnings in the future.

A significant portion of our revenue is generated from publicly-funded construction projects. As a result, if publicly-funded construction decreases due to reduced federal or state funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.

In January 2011, the U.S. House of Representatives passed a new rules package that repealed a transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. The change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi-year highway projects which could, in turn, negatively affect our sales. The FAST Act was signed into law on December 4, 2015 and authorizes $305 billion of funding between 2016 and 2020. It extends five years and provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network.

We cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. In recent years, certain states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending could have a material adverse effect on our financial condition, results of operations and liquidity because a significant portion of our business is dependent on public infrastructure spending.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial position, results of operations and liquidity.

We are subject to a variety of federal, state, provincial and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous waste used as a fuel substitute in our cement kiln in Hannibal, Missouri; (iii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of non-hazardous, solid waste used as a fuel substitute in our cement kiln in Davenport, Iowa; and (iv) the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned, leased or operated facilities or third-party waste disposal sites, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. In particular, we may incur remediation costs and other related expenses because our facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices or because certain of our processes are regulated. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of mining.

Despite our compliance efforts, there is an inherent risk of liability in the operation of our business, especially from an environmental standpoint, or from time to time, we may be in noncompliance with environmental, health and safety laws and regulations. These potential liabilities or noncompliance could have a material adverse effect on our operations and profitability. In many instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which often require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Governmental requirements that affect our operations also include those relating to air and water quality, waste management, asset reclamation, the operation and closure of municipal waste and construction and demolition debris landfills, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws could have a material adverse effect on our financial condition, results of operations and liquidity. In addition, we have recorded liabilities in connection with our reclamation and landfill closure obligations, but there can be no assurances that the costs of our obligations will not exceed our accruals.

Financial Risks

Difficult and volatile conditions in the credit markets could affect our financial condition, results of operations and liquidity.

Demand for our products is primarily dependent on the overall health of the economy, and federal, state and local public infrastructure funding levels. A stagnant or declining economy tends to produce less tax revenue for public infrastructure agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements, which constitute a significant part of our business.

With the slow pace of economic recovery, there is also a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. Although we are protected in part by payment bonds posted by some of our customers, delays and defaults could have a material adverse effect on our financial condition, results of operations and liquidity.

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us, we may achieve lower than anticipated profits or incur contract losses.

Even though the majority of our government contracts contain raw material escalators to protect us from certain price increases, a portion or all of the contracts are often on a fixed cost basis. Pricing on a contract with a fixed unit price is based on approved quantities irrespective of our actual costs and contracts with a fixed total price require that the total amount of work be performed for a single price irrespective of our actual costs. We realize profit on our contracts only if our revenue exceeds actual costs, which requires that we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inadequate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•	changes in availability, proximity and costs of materials, including liquid asphalt, cement, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•	availability and skill level of workers;

•	failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including the OSHA and MSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure customers may seek to impose contractual risk-shifting provisions more aggressively, that result in us facing increased risks.

These factors, as well as others, may cause us to incur losses, which could have a material adverse effect on our financial condition, results of operations and liquidity.

We could incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

We provide our customers with products designed to meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured, non-indemnified or product-related claim is resolved against us in the future, that resolution could have a material adverse effect on our financial position, results of operations and liquidity.

The cancellation of a significant number of contracts or our disqualification from bidding for new contracts could have a material adverse effect on our financial condition, results of operations and liquidity.

We could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. In addition, contracts with governmental entities can usually be canceled at any time by them with payment only for the work completed. A cancellation of an unfinished contract or our disqualification from the bidding process could result in lost revenue and cause our equipment to be idled for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in our business, some of which may be outside our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect our business.

We use a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of multiple independent material claims arising. We estimate the projected losses and liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Any such matters could have a material adverse effect on our financial condition, results of operations and liquidity.

Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and pay our debts, including our obligations under the 2023 Notes and could divert our cash flow from operations to debt payments.

We are highly leveraged. As of January 2, 2016, our total debt was approximately $1,296.8 million, which includes $650.0 million of 2023 Notes and $646.8 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $210.6 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $24.4 million of letters of credit outstanding).

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our debt;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	subject us to the risk of increased interest rates as a portion of our borrowings under our senior secured credit facilities are exposed to variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the indenture that governs the 2023 Notes and the amended and restated credit agreement governing our senior secured credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Summit Inc. is a holding company, and our consolidated assets are owned by, and our business is conducted through, our subsidiaries. Revenues from these subsidiaries are our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, that may impair our ability to meet our debt service obligations or otherwise fund our operations. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the indenture governing the 2023 Notes and the amended and restated credit agreement governing our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Our senior secured credit facilities include an uncommitted incremental facility that allows us the option to increase the amount available under the term loan facility and/or the senior secured revolving credit facility by (i)

$225.0 million plus (ii) an additional amount so long as we are in pro forma compliance with a consolidated first lien net leverage ratio. Availability of such incremental facilities will be subject to, among other conditions, the absence of an event of default and the receipt of commitments by existing or additional financial institutions.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and other corporate expenses depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which we may be subject. Many of these factors are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If our cash flows and capital resources are insufficient to fund our debt service obligations or our other needs, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or fund planned capital expenditures. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The senior secured credit facilities and the indenture governing the 2023 Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

The indenture governing the 2023 Notes and the amended and restated credit agreement governing our senior secured credit facilities restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

The indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem our membership interests or Summit Inc.’s stock or make other distributions;

•	make investments;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate;

•	enter into certain transactions with our affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

Senior secured credit facilities. The amended and restated credit agreement governing our senior secured credit facilities contains a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or guarantees;

•	create liens on assets;

•	change our fiscal year;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	incur additional liens;

•	pay dividends or distributions and make other restricted payments;

•	make investments, loans or advances;

•	repay subordinated indebtedness;

•	make certain acquisitions;

•	engage in certain transactions with affiliates; and

•	change our lines of business.

The senior secured credit facilities also require us to maintain a maximum first lien net leverage ratio. The amended and restated credit agreement governing our senior secured credit facilities also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under our senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facilities and all actions permitted to be taken by a secured creditor. Our failure to comply with obligations under the indenture governing the 2023 Notes and the amended and restated credit agreement governing our senior secured credit facilities may result in an event of default under the indenture or the amended and restated credit agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Many of the covenants in the indenture that governs the 2023 Notes will not apply during any period in which the 2023 Notes are rated investment grade by both Moody’s and Standard & Poor’s.

Many of the covenants in the indenture that governs the 2023 Notes will not apply to us during any period in which the 2023 Notes are rated investment grade by both Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“Standard & Poor’s”) provided at such time no default or event of default has occurred and is continuing. These covenants restrict among other things, our ability to pay distributions, incur debt and to enter into certain other transactions. There can be no assurance that the 2023 Notes will ever be rated investment grade, or that if they are rated investment grade, that the 2023 Notes will maintain these ratings. However, suspension of these covenants would allow us to incur debt, pay dividends and make other distributions and engage in certain other transactions that would not be permitted while these covenants were in force. To the extent the covenants are subsequently reinstated, any such actions taken while the covenants were suspended would not result in an event of default under the indenture that will govern the exchange notes.

Other Risks

Our success is dependent on our Chief Executive Officer and other key personnel.

Our success depends on the continuing services of our Chief Executive Officer, Tom Hill, and other key personnel. We believe that Mr. Hill possesses valuable knowledge and skills that are crucial to our success and would be very difficult to replicate. Our senior management team was assembled under the leadership of Mr. Hill. Not all of our senior management team resides near or works at our headquarters. The geographic distance of the members of our senior management team may impede the team’s ability to work together effectively. Our success will depend, in part, on the efforts and abilities of our senior management and their ability to work together. We cannot assure you that they will be able to do so.

Over time, our success will depend on attracting and retaining qualified personnel. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management would require our remaining senior officers to divert immediate attention, which could be substantial or require costly external resources in the short term. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum-based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could have a material adverse effect on our financial condition, results of operations and liquidity.

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have finalized or proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change, and international negotiations are continuing with respect to a successor treaty to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which negotiations could lead to additional legislative and regulatory changes in the United States and Canada if either country becomes signatory to such successor treaty. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas (“GHG”) emissions from sources considered to be large emitters. The EPA has also promulgated a GHG emissions permitting rule, referred to as the “Tailoring Rule” which sets forth criteria for determining which facilities are required to obtain permits for GHG emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plants and one of our landfills hold Title V Permits. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of climate change on our operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Climate change and legislation and regulation concerning GHGs could have a material adverse effect on our financial condition, results of operations and liquidity.

Unexpected operational difficulties at our facilities could disrupt operations, raise costs, and reduce revenue and earnings in the affected locations.

The reliability and efficiency of certain of our facilities is dependent upon vital pieces of equipment, such as our cement manufacturing kilns in Hannibal, Missouri and Davenport, Iowa. Although we have scheduled outages to perform maintenance on certain of our facilities, vital equipment may periodically experience unanticipated disruptions due to accidents, mechanical failures or other unanticipated events such as fires, explosions, violent weather conditions or other unexpected operational difficulties. A substantial interruption of one of our facilities could require us to make significant capital expenditures to restore operations and could disrupt our operations, raise costs and reduce revenue and earnings in the affected locations.

We are dependent on information technology. Our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.

Labor disputes could disrupt operations of our businesses.

As of January 2, 2016, labor unions represented approximately 6.5% of our total employees, substantially all at Continental Cement and Mainland. Our collective bargaining agreements for employees generally expire between 2016 and 2020. Although we believe we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

Blackstone and its affiliates control us and their interests may conflict with ours or yours in the future.

Blackstone and its affiliates hold approximately 51% of the combined voting power of our Class A and Class B common stock, including shares of Class A common stock held by Summit Owner Holdco LLC (“Summit Owner Holdco”). Moreover, under our bylaws and the stockholders’ agreement with Blackstone and its affiliates, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by Blackstone, whom we refer to as the “Sponsor Directors.” For so long as Blackstone continues to own a significant percentage of our stock, even if such amount is less than 50%, Blackstone will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. Accordingly, for such period of time, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

Our Sponsors and their respective affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, our Sponsors and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of Blackstone, Silverhawk, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.

Our Sponsors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsors may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Affiliates of Blackstone control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock:

•	we have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

•	we have a compensation committee that is composed entirely of independent directors; and

•	we have a corporate governance and nominating committee that is composed entirely of independent directors.

As a result, we do not have a majority of independent directors on our board. In addition, our compensation committee and corporate governance and nominating committee do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Organizational Structure Risks

Summit Inc.’s only material asset is its interest in Summit Holdings, and it is accordingly dependent upon distributions from Summit Holdings to pay taxes, make payments under the tax receivable agreement and pay dividends.

Summit Inc. is a holding company and has no material assets other than its ownership of LP Units and has no independent means of generating revenue. Summit Inc. intends to cause Summit Holdings to make distributions to holders of LP Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and cash dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Summit Holdings and its subsidiaries for any reason, or restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits, could limit or impair their ability to pay such distributions. Additionally, to the extent that Summit Inc. needs funds, and Summit Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could have a material adverse effect on our financial condition, results of operations and liquidity.

Payments of dividends, if any, are at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Summit Holdings is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Summit Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Summit Holdings are generally subject to similar legal limitations on their ability to make distributions to Summit Holdings.

Summit Inc. anticipates using certain distributions from Summit Holdings to acquire additional LP Units.

As described in “Certain Relationships and Related Transactions, and Director Independence—Summit Materials Holdings L.P. Amended and Restated Limited Partnership Agreement,” the limited partnership agreement of Summit Holdings provides for cash distributions, which we refer to as “tax distributions,” to be made to the holders of the LP Units if it is determined that the income of Summit Holdings will give rise to net taxable income allocable to holders of LP Units. To the extent that future tax distributions Summit Inc. receives exceed the amounts it actually requires to pay taxes and make payments under the tax receivable agreement, we expect that our board of directors will cause Summit Inc. to use such excess cash to acquire additional newly-issued LP Units at a per unit price determined by reference to the volume weighted average price per share of the Class A common stock during the five trading days immediately preceding the date of the relevant board action. During the fourth quarter of 2015, Summit Inc. used approximately $16.8 million of prior tax distributions to purchase LP Units. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Dividends.” Although we anticipate that any such decision by our board of directors would be approved by a majority of our independent directors, any cash used by Summit Inc. to acquire additional LP Units would not then be available to fund cash dividends on the Class A common stock.

Summit Inc. is required to pay exchanging holders of LP Units and certain other indirect pre-IPO owners for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LP Units and related transactions and our utilization of certain net operating losses of the pre-IPO owners (“Investor Entities”).

Holders of LP Units (other than Summit Inc.) may, subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to such holders as set forth in the limited partnership agreement of Summit Holdings, from and after March 17, 2016 (subject to the terms of the exchange agreement), exchange their LP Units for Class A common stock on a one-for-one basis. Notwithstanding the foregoing, Blackstone is generally permitted to exchange LP Units at any time. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (the “IRS”) may challenge all or part of the tax basis increase, and a court could sustain such a challenge.

In connection with the IPO, we entered into a tax receivable agreement with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units and certain other indirect pre-IPO owners of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) the increases in tax basis described above and (ii) our utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Summit Inc. and not of Summit Holdings. While the actual increase in tax basis and the actual amount and utilization of net operating losses, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Summit Holdings and our possible utilization of net operating losses, the payments that Summit Inc. may make under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the holders of LP Units. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.”

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Summit Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, Summit Inc. elects an early termination of the tax receivable agreement, Summit Inc.’s obligations under the tax receivable agreement would be calculated by reference to the present value (at a discount rate equal to one year LIBOR plus 100 basis points) of all future payments that holders of LP Units or other recipients would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that Summit Inc. will have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the tax receivable agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In the case of an early termination election by Summit Inc., such payments will be calculated assuming that all unexchanged LP Units were exchanged at the time of such election. Our obligations under the tax receivable agreement in such circumstance, in the case of a change of control, applies to previously exchanged or acquired LP Units and in the case of an early termination election, to all LP Units. In addition, holders of LP Units will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase and our utilization of certain net operating losses is successfully challenged by the IRS (although any such detriment would be taken into account in calculating future payments under the tax receivable agreement). Summit Inc.’s ability to achieve benefits from any tax basis increase or net operating losses, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement payments under the tax receivable agreement could be in excess of 85% of Summit Inc.’s actual cash tax savings.

Accordingly, it is possible that, with respect to a particular year, the actual cash tax savings realized by Summit Inc. may be less than the corresponding tax receivable agreement payments or that the payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. Depending on our ability to take such detriments into account in making future payments, there may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon a $20.04 share price of our Class A common stock, which was the closing price on December 31, 2015, and that LIBOR were to be 1.2%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $607.0 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Ownership of Our Class A Common Stock Risks

We incur increased costs and are subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and related rules implemented by the Securities and Exchange Commission (“SEC”) and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have and will increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish reports by management and our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock for a profit.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We have no current plans to pay any cash dividends. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our senior secured credit facilities and our senior notes and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.

As of January 2, 2016, we had 950,254,056 shares of Class A common stock authorized but unissued, including 50,275,825 shares of Class A common stock available for issuance upon exchange of LP units that are held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Additionally, an aggregate of 13,500,000 shares of Class A common stock and LP Units may be granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). As of January 2, 2016, awards relating to 4,550,061 shares of Class A common stock had been made under the Omnibus Incentive Plan. In addition, as of January 2, 2016 we had outstanding warrants to purchase an aggregate of 160,333 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, would dilute the percentage ownership held by the investors of our Class A common stock.

If we or our existing investors sell shares of our Class A common stock, the market price of our Class A common stock could decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 17, 2016, we have a total of 49,746,982 shares of our Class A common stock outstanding. Substantially all of our outstanding shares of Class A common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with certain limitations applicable to affiliates and the shares of Class A common stock held by Summit Owner Holdco are subject to certain restrictions on resale.

We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our Omnibus Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market.

As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•	would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;

•	prohibit stockholder action by written consent from and after the date on which the parties to our stockholders’ agreement cease to beneficially own at least 30% of the total voting power of all then outstanding shares of our capital stock unless such action is recommended by all directors then in office;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2⁄3% or more in voting power of all outstanding shares of our capital stock, if Blackstone and its affiliates beneficially own less than 30% in voting power of our stock entitled to vote generally in the election of directors; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Properties

Our headquarters are located in a 16,653 square foot office space, which we lease in Denver, Colorado, under a lease expiring on November 30, 2020.

As of January 2, 2016, we also operated 145 quarries and sand deposits, 47 asphalt paving mix plants and 74 fixed and portable ready-mixed concrete plants, two cement plants and eight cement distribution terminals, and had 50 office locations.

The following chart sets forth specifics of our production and distribution facilities as of January 2, 2016:

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	DeQueen, Arkansas	Leased	—	X	—	—	—	—
West	Kirby, Arkansas	Leased	Sandstone	—	—	—	—	—
West	Texarkana, Arkansas	Leased	—	X	—	—	—	—
West	Abbotsford, British Columbia	Owned	—	—	—	—	—	X
West	Abbotsford, British Columbia	Leased	Granite	—	—	—	—	—
West	Abbotsford, British Columbia	Leased	Granite	—	—	—	—	—
West	Langley, British Columbia	Leased	—	—	—	—	—	X
West	Richmond, British Columbia	Owned/Leased	—	—	—	—	—	X
West	Richmond, British Columbia	Leased	—	—	—	—	—	X
West	Surrey, British Columbia	Leased	—	—	—	—	—	X
West	Surrey, British Columbia	Leased	—	—	—	—	—	X
West	Clark, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Owned	Sand and Gravel	X	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	X	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	—	X	—	—	—
West	Eagle, Colorado	Leased	—	X	—	—	—	—
West	Fruita, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	X	—	—	—	—
West	Grand Junction, Colorado	Owned/Leased	Sand and Gravel	—	X	—	—	—
West	Grand Junction, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	—	X	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Silverton, Colorado	Leased	—	—	X	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Woody Creek, Colorado	Owned	Sand and Gravel	X	—	—	—	—
West	Bliss, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Burley, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Jerome, Idaho	Owned	—	—	X	—	—	X

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Rupert, Idaho	Leased	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	—	—	X	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Twin Falls, Idaho	Owned	—	—	X	—	—	X
Cement	Davenport, Iowa	Owned	Limestone	—	—	X	—	X
Cement	West Des Moines, Iowa	Owned	—	—	—	X	—	—
East	Andover, Kansas	Owned	—	—	X	—	—	—
East	Chapman, Kansas	Leased	Limestone	—	—	—	—	—
East	Cummings, Kansas	Leased	Limestone	—	—	—	—	—
East	Easton, Kansas	Leased	Limestone	—	—	—	—	—
East	El Dorado, Kansas	Leased	—	—	X	—	—	—
East	El Dorado, Kansas	Owned	—	—	—	—	—	—
East	Emporia, Kansas	Owned	—	—	X	—	—	—
East	Eudora, Kansas	Owned	Limestone	X	—	—	—	—
East	Eudora, Kansas	Leased	Limestone	—	—	—	—	—
East	Eureka, Kansas	Owned	—	—	X	—	—	—
East	Garnett, Kansas	Leased	—	—	X	—	—	—
East	Grantville, Kansas	Leased	Limestone	—	—	—	—	—
East	Herington, Kansas	Leased	Limestone	—	—	—	—	—
East	Highland, Kansas	Leased	Limestone	—	—	—	—	—
East	Holton, Kansas	Leased	Limestone	—	—	—	—	—
East	Holton, Kansas	Owned	—	—	X	—	—	—
East	Howard, Kansas	Owned	—	—	X	—	—	—
East	Lawrence, Kansas	Owned	—	—	—	—	X	—
East	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
East	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
East	Lawrence, Kansas	Leased	Limestone	—	—	—	—	—
East	Leavenworth, Kansas	Leased	Limestone	—	—	—	—	—
East	Linwood, Kansas	Owned	Limestone	—	—	—	—	—
East	Moline, Kansas	Leased	Limestone	—	—	—	—	—
East	New Strawn, Kansas	Owned	—	—	X	—	—	—
East	Olsburg, Kansas	Leased	Limestone	—	—	—	—	—
East	Onaga, Kansas	Leased	Limestone	—	—	—	—	—
East	Osage City, Kansas	Leased	Limestone	—	—	—	—	—
East	Osage City, Kansas	Owned	—	—	X	—	—	—
East	Ottawa, Kansas	Owned	—	—	X	—	—	—
East	Oxford, Kansas	Leased	Sand and Gravel	—	—	—	—	—
East	Ozawkie, Kansas	Owned	—	—	X	—	—	—
East	Perry, Kansas	Owned	—	—	—	—	—	X
East	Perry, Kansas	Leased	Limestone	—	—	—	—	—
East	Salina, Kansas	Leased	—	—	X	—	—	—
East	Severy, Kansas	Leased	Limestone	—	—	—	—	—
East	St. Joseph, Kansas	Owned	—	—	X	—	—	—
East	St. Joseph, Kansas	Leased	—	—	—	—	—	X
East	St. Mary’s, Kansas	Leased	Limestone	—	—	—	—	—
East	Tonganoxie, Kansas	Leased	Limestone	—	—	—	—	—
East	Topeka, Kansas	Leased	—	X	—	—	—	—
East	Topeka, Kansas	Leased	—	—	X	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
East	Topeka, Kansas	Leased	—	—	X	—	—	—
East	Topeka, Kansas	Owned	—	—	—	—	—	X
East	Topeka, Kansas	Leased	Sand and Gravel	—	—	—	—	—
East	Topeka, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Troy, Kansas	Leased	Limestone	—	—	—	—	—
East	Washington, Kansas	Leased	Limestone	—	—	—	—	—
East	White City, Kansas	Leased	Limestone	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	X	—
East	Wichita, Kansas	Owned	—	—	—	—	X	—
East	Wichita, Kansas	Owned	—	—	X	—	—	—
East	Wichita, Kansas	Owned	—	—	X	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	X	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	X	—	—	—	—
East	Wichita, Kansas	Owned	—	X	—	—	—	—
East	Wichita, Kansas	Owned	—	X	—	—	—	—
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Leased	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	—
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Winchester, Kansas	Leased	Limestone	—	—	—	—	—
East	Woodbine, Kansas	Leased	Limestone	—	—	—	—	—
East	Woodbine, Kansas	Owned	Limestone	—	—	—	—	—
East	Avon, Kentucky	Leased	—	—	—	—	—	X
East	Beattyville, Kentucky	Leased	Limestone	X	—	—	—	—
East	Bethelridge, Kentucky	Owned	Limestone	X	—	—	—	—
East	Burnside, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	—	—	—	—	X
East	Carrollton, Kentucky	Owned	—	—	—	—	—	X
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Crestwood, Kentucky	Leased	—	X	—	—	—	—
East	Flat Lick, Kentucky	Owned	—	X	—	—	—	—
East	Glasgow, Kentucky	Leased	—	—	—	—	—	X
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Horsecave, Kentucky	Owned/Leased	Limestone	—	—	—	—	—
East	Jackson, Kentucky	Owned	—	X	—	—	—	—
East	Knob Lick, Kentucky	Owned	Limestone	—	—	—	—	X
East	Magnolia, Kentucky	Owned	Sand and Gravel	—	—	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
East	Middlesboro, Kentucky	Owned	—	X	—	—	—	—
East	Monticello, Kentucky	Owned	Limestone	—	—	—	—	—
East	Morehead, Kentucky	Leased	—	X	—	—	—	X
East	Paris, Kentucky	Owned	—	—	—	—	—	X
East	Paris, Kentucky	Leased/Owned	Limestone	X	—	—	—	X
East	Pineville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Ravenna, Kentucky	Leased	Limestone	X	—	—	—	—
East	Richmond, Kentucky	Owned	—	—	—	—	—	X
East	Scottsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Owned/Leased	Limestone	X	—	—	—	X
East	Stanton, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Tompkinsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	West Liberty, Kentucky	Owned	Limestone	X	—	—	—	—
Cement	Convent, Louisiana	Owned	—	—	—	X	—	—
Cement	New Orleans, Louisiana	Leased	—	—	—	X	—	—
Cement	Minneapolis, Minnesota	Owned	—	—	—	X	—	—
Cement	St. Paul, Minnesota	Leased	—	—	—	X	—	—
East	Amazonia, Missouri	Owned	Limestone	—	—	—	—	—
East	Barnard, Missouri	Leased	Limestone	—	—	—	—	—
East	Bethany, Missouri	Leased	Limestone	—	—	—	—	—
East	Blythedale, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Cameron, Missouri	Owned	—	—	—	—	—	X
Cement	Chesterfield, Missouri	Leased	—	—	—	X	—	—
East	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
East	Columbia, Missouri	Owned	Limestone	—	X	—	—	—
East	Columbia, Missouri	Owned	—	—	—	—	—	X
East	Columbia, Missouri	Owned	—	—	—	—	—	—
East	Columbia, Missouri	Owned	—	—	X	—	—	—
East	Columbia, Missouri	Owned	—	—	X	—	—	—
East	Columbia, Missouri	Owned	—	—	X	—	—	—
East	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
East	Cowgil, Missouri	Leased	Limestone	—	—	—	—	—
East	Dawn, Missouri	Leased	Limestone	—	—	—	—	—
East	Edinburg, Missouri	Leased	Limestone	—	—	—	—	—
East	Gallatin, Missouri	Leased	Limestone	—	—	—	—	—
Cement	Hannibal, Missouri	Owned	Limestone	—	—	X	—	X
East	Huntsville, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Maitland, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Mercer, Missouri	Leased	Limestone	—	—	—	—	—
East	Moberly, Missouri	Owned	—	—	X	—	—	—
East	Oregon, Missouri	Leased	Limestone	—	—	—	—	—
Cement	Owensville, Missouri	Owned	Clay	—	—	X	—	—
East	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
East	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
East	Princeton, Missouri	Leased	Limestone	—	—	—	—	—
East	Ravenwood, Missouri	Leased	Limestone	—	—	—	—	—
East	Savannah, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Savannah, Missouri	Leased	—	—	—	—	—	X

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
East	Sedalia, Missouri	Leased	Limestone	—	—	—	—	—
Cement	St. Louis, Missouri	Owned	—	—	—	X	—	—
East	Stet, Missouri	Leased	Limestone	—	—	—	—	—
East	Trenton, Missouri	Leased	Limestone	—	—	—	—	—
East	Pawnee City, Nebraska	Leased	Limestone	—	—	—	—	—
West	Sawyer, Oklahoma	Owned/Leased	Sandstone	—	—	—	—	—
East	Jefferson, South Carolina	Leased	Granite	—	—	—	—	—
East	Mt. Croghan, South Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Jellico, Tennessee	Leased	Limestone	—	—	—	—	—
Cement	Memphis, Tennessee	Owned	—	—	—	X	—	—
West	Altair, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Amarillo, Texas	Leased	—	X	—	—	—	—
West	Austin, Texas	Leased	—	—	—	—	—	X
West	Austin, Texas	Leased	—	—	—	—	—	—
West	Big Springs, Texas	Owned	—	—	X	—	—	—
West	Blessing, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Brookshire, Texas	Owned	—	—	X	—	—	—
West	Buda, Texas	Leased	Limestone	—	—	—	—	X
West	Buda, Texas	Leased	—	X	—	—	—	—
West	Buda, Texas	Owned	—	X	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Crane, Texas	Owned	—	—	X	—	—	—
West	Cypress, Texas	Owned	—	—	X	—	—	—
West	Denison, Texas	Owned	—	X	—	—	—	—
West	Denison, Texas	Owned	—	—	—	—	—	X
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Owned	Sand and Gravel	—	—	—	—	—
West	El Campo, Texas	Owned	—	—	—	—	—	X
West	Florence, Texas	Owned	Limestone	—	—	—	—	—
West	Florence, Texas	Owned	—	X	—	—	—	—
West	Garwood, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Garwood, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Gonzales, Texas	Leased	—	—	—	—	—	X
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Greenwood, Texas	Leased	Limestone	—	—	—	—	X
West	Guthrie, Texas	Leased	—	X	—	—	—	—
West	Hartley, Texas	Leased	—	X	—	—	—	—
West	Houston, Texas	Owned	—	—	X	—	—	—
West	Katy, Texas	Owned	—	—	X	—	—	—
West	Manvel, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Monahans, Texas	Owned	—	—	X	—	—	—
West	Monahans, Texas	Owned	—	—	X	—	—	—
West	Mount Pleasant, Texas	Leased	—	X	—	—	—	—
West	Mustang Ridge, Texas	Owned	—	X	—	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Odessa, Texas	Owned	—	—	X	—	—	—
West	Odessa, Texas	Owned	—	—	X	—	—	—
West	Paris, Texas	Leased	—	—	—	—	—	X
West	Paris, Texas	Owned	—	—	—	—	—	X
West	Paris, Texas	Owned	—	X	—	—	—	—
West	Pecos, Texas	Leased	—	—	X	—	—	—
West	Pyote, Texas	Owned	Sand and Gravel	—	—	—	—	X
West	Richmond, Texas	Leased	—	—	—	—	—	X
West	Richmond, Texas	Owned	—	—	X	—	—	—
West	Rosenberg, Texas	Owned	—	—	X	—	—	—
West	Sulphur Springs, Texas	Owned	—	—	—	—	—	X
West	Texarkana, Texas	Leased	—	—	—	—	—	X
West	Victoria, Texas	Owned	—	—	—	—	—	X
West	Waller, Texas	Owned	—	—	X	—	—	—
West	American Fork, Utah	Owned	—	—	X	—	—	—
West	Aurora, Utah	Owned	—	—	X	—	—	—
West	Bluffdale, Utah	Owned	Sand and Gravel	—	X	—	—	—
West	Brigham City, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Cove, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Garden City, Utah	Owned	—	—	X	—	—	—
West	Highland, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Hyram, Utah	Owned	Sand and Gravel	X	—	—	—	—
West	Logan, Utah	Leased	—	—	X	—	—	—
West	Manti, Utah	Owned	—	—	X	—	—	—
West	Midvale, Utah	Owned	—	—	X	—	—	—
West	Moab, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Moab, Utah	Owned	Sand and Gravel	X	X	—	—	—
West	Mona, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Mona, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Mount Pleasant, Utah	Owned	—	—	X	—	—	—
West	Nibley, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Parley’s Canyon, Utah	Leased	Limestone	—	—	—	—	—
West	Salt Lake City, Utah	Owned	—	—	X	—	—	—
West	Sandy, Utah	Owned	—	—	—	—	—	X
West	Smithfield, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Springville, Utah	Owned	—	—	X	—	—	—
West	Stockton, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Tremonton, Utah	—	—	X	—	—	—	—
West	Wellsville, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	West Haven, Utah	Owned	—	—	X	—	—	—
West	West Jordan, Utah	Owned	—	—	X	—	—	X
West	West Valley City, Utah	Leased	—	—	—	—	—	X
West	West Valley City, Utah	Owned	Sand and Gravel	X	X	—	—	—
East	Ewing, Virginia	Leased	Limestone	—	—	—	—	—
Cement	LaCrosse, Wisconsin	Leased	—	—	—	X	—	—
West	Big Piney, Wyoming	Leased	—	—	X	—	—	—
West	Evanston, Wyoming	Owned	—	—	X	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mixed Concrete	Cement	Landfill	Other*
West	Kemmerer, Wyoming	Leased	—	—	—	—	—	X
West	Rock Springs, Wyoming	Owned	—	—	—	—	—	X
West	Rock Springs, Wyoming	Leased	—	—	—	—	—	X
West	Rock Springs, Wyoming	Leased	Sand and Gravel	—	—	—	—	—

*	Other primarily consists of office space.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth under “—Legal Proceedings” in Item 1, “Business,” is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded.

As of February 15, 2016, there were two holders of record of our Class A common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. As of February 15, 2016, there was one holder of record of our Class B common stock. As of February 15, 2016, 100% of the outstanding limited liability company interests of Summit LLC were held by Summit Materials Intermediate Holdings, LLC, an indirect subsidiary of Summit Inc.

The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported by the NYSE from March 11, 2015, the first day of trading following our initial public offering, through January 2, 2016.

Year Ended January 2, 2016	High	Low
First Quarter ended March 28, 2015 (from March 11, 2015)	$22.33	$19.65
Second Quarter ended June 27, 2015	$29.00	$20.60
Third Quarter ended September 26, 2015	$27.89	$20.63
Fourth Quarter ended January 2, 2016	$24.97	$17.79

There is no established public trading market for limited liability company interests of Summit LLC.

Dividends

On December 28, 2015, Summit Inc. paid a stock dividend of 0.015 shares of its Class A common stock for each outstanding share of Class A common stock. In accordance with its limited partnership agreement, Summit Holdings makes cash distributions to the holders of Summit Holdings’ LP Units to cover tax obligations arising from any net taxable income of Summit Holdings allocable to holders of LP Units. As an LP Unit holder, Summit Inc. received such cash distributions from Summit Holdings in excess of the amount required to satisfy the Company’s associated tax obligations. As a result, Summit Inc. used the excess cash of approximately $16.8 million in the aggregate to acquire newly-issued LP Units from Summit Holdings and to make cash payments in lieu of issuing any fractional shares in connection with the related stock dividend. The stock dividend was declared in order to maintain an equal number of shares of Class A common stock outstanding to the LP Units held by Summit Inc., and the aggregate number of Class A common stock issued in the stock dividend equaled the number of additional LP Units Summit Inc. purchased from Summit Holdings. The LP Units were purchased at a per unit price of $22.92, which is the volume weighted average price per share of the Class A common stock for the five trading days ended November 30, 2015. Cash payments in lieu of fractional shares were also made on the basis of a value per share of Class A common stock of $22.92 per share.

If Summit Inc. acquires additional LP Units in this manner, we anticipate that in order to maintain the relationship between the shares of Class A common stock and the LP Units our board of directors will continue to declare stock dividends on the Class A common stock of an aggregate number of additional newly-issued shares that corresponds to the number of additional LP Units that Summit Inc. acquires.

Summit Inc. has no current plans to pay cash dividends on its Class A common stock. The declaration, amount and payment of any future dividends on shares of Class A common stock is at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of any such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Summit Inc. is a holding company and has no material assets other than its ownership of LP Units in Summit Holdings. Should we decide to pay a cash dividend on our Class A common stock in the future, we anticipate funding this cash dividend by causing Summit Holdings to make distributions to Summit Inc. in an amount sufficient to cover such dividend, whereupon the other holders of LP Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited partnership interests. Because Summit Inc. must pay taxes and make payments under the tax receivable agreement, any amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Summit Holdings to its partners on a per LP Unit basis.

The agreements governing our senior secured credit facilities and the 2023 Notes contain a number of covenants that restrict, subject to certain exceptions, Summit LLC’s ability to pay dividends to us. See Note 8, Debt, to our consolidated financial statements.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Summit Holdings is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Summit Holdings (with certain exceptions) exceed the fair value of its assets.

Subsidiaries of Summit Holdings are generally subject to similar legal limitations on their ability to make distributions to Summit Holdings.

Issuer Purchases of Equity Securities

During the quarter and year ended January 2, 2016, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

	As of January 2, 2016
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by stockholders(1)	13,500,000	$18.08	8,949,939

(1)	Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the Board of Directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of January 2, 2016, there were no equity compensation plans not approved by stockholders of Summit Inc.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended January 2, 2016.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report. Summit Holdings, which commenced operations on August 26, 2009, is considered our predecessor for accounting purposes, and its consolidated financial statements are our historical financial statements. Under U.S. GAAP, Summit Holdings meets the definition of a variable interest entity.

The following tables set forth consolidated financial data for the five most recent years, derived from our audited consolidated financial statements. The selected statements of operations data for the three years ended January 2, 2016, December 27, 2014 and December 28, 2013 and the selected balance sheet data as of January 2, 2016 and December 27, 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The selected statements of operations data for the years ended December 29, 2012 and the December 31, 2011 and the selected balance sheet data as of December 28, 2013, December 29, 2012 and December 31, 2011 are derived from audited consolidated financial statements not included in this report.

In 2011, Summit LLC adopted a 52-53 week year with each quarter consisting of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years, including 2015. The additional week in the 53-week year is included in the fourth quarter. Historical results are not indicative of the results to be expected in the future.

Summit Materials, Inc.

	Year Ended
(in thousands)	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
Statement of Operations Data:
Total revenue	$1,432,297	$1,204,231	$916,201	$926,254	$789,076
Total cost of revenue (excluding items shown separately below)	990,645	887,160	677,052	713,346	597,654
General and administrative expenses	177,769	150,732	142,000	127,215	95,826
Goodwill impairment	—	—	68,202	—	—
Depreciation, depletion, amortization and accretion	119,723	87,826	72,934	68,290	61,377
Transaction costs	9,519	8,554	3,990	1,988	9,120

Operating income (loss)	134,641	69,959	(47,977)	15,415	25,099
Other (income), net	(2,425)	(3,447)	(1,737)	(1,182)	(21,244)
Loss on debt financings	71,631	—	3,115	9,469	—
Interest expense	84,629	86,742	56,443	58,079	47,784

Loss from continuing operations before tax	(19,194)	(13,336)	(105,798)	(50,951)	(1,441)
Income tax (benefit) expense	(18,263)	(6,983)	(2,647)	(3,920)	3,408

Loss from continuing operations	$(931)	$(6,353)	$(103,151)	$(47,031)	$(4,849)

Net income per share of Class A common stock:
Basis	$0.73
Diluted	$0.52
Cash Flow Data
Net cash provided by (used for):
Operating activities	$98,203	$79,238	$66,412	$62,279	$23,253
Investing activities	(584,347)	(461,280)	(111,515)	(85,340)	(192,331)
Financings activities	660,337	377,222	32,589	7,702	146,775
Balance Sheet Data (as of period end):
Cash	$186,405	$13,215	$18,183	$30,697	$46,056
Total assets	2,396,179	1,712,653	1,237,680	1,272,415	1,274,137
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,296,750	1,040,670	695,890	648,000	608,981
Capital leases	44,822	31,210	8,026	3,092	3,158
Total stockholders’ equity/partners’ interest	767,860	286,983	286,817	385,694	439,638
Other Financial Data (as of period end):
Total hard assets	$1,399,088	$1,062,154	$928,210	$906,584	$906,166
Ratio of earnings to fixed charges(1)	0.8x	0.8x	N/A	0.1x	1.0x

(1)	The ratio of earnings to fixed charges is determined by dividing earnings, as adjusted by the adjustments listed on Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges for the year ended December 28, 2013 by $107.5 million.

Summit Materials LLC

	Year Ended
(in thousands)	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
Statement of Operations Data:
Total revenue	$1,432,297	$1,204,231	$916,201	$926,254	$789,076
Total cost of revenue (excluding items shown separately below)	990,645	887,160	677,052	713,346	597,654
General and administrative expenses	177,769	150,732	142,000	127,215	95,826
Goodwill impairment	—	—	68,202	—	—
Depreciation, depletion, amortization and accretion	119,723	87,826	72,934	68,290	61,377
Transaction costs	9,519	8,554	3,990	1,988	9,120

Operating income (loss)	134,641	69,959	(47,977)	15,415	25,099
Other (income), net	(2,425)	(3,447)	(1,737)	(1,182)	(21,244)
Loss on debt financings	71,631	—	3,115	9,469	—
Interest expense	83,757	86,742	56,443	58,079	47,784

Loss from continuing operations before tax	(18,322)	(13,336)	(105,798)	(50,951)	(1,441)
Income tax (benefit) expense	(18,263)	(6,983)	(2,647)	(3,920)	3,408

Loss from continuing operations	$(59)	$(6,353)	$(103,151)	$(47,031)	$(4,849)

Cash Flow Data
Net cash provided by (used for):
Operating activities	$98,203	$79,238	$66,412	$62,279	$23,253
Investing activities	(584,347)	(461,280)	(111,515)	(85,340)	(192,331)
Financings activities	659,320	380,489	32,589	7,702	146,775
Balance Sheet Data (as of period end):
Cash	$185,388	$13,215	$14,917	$27,431	$42,790
Total assets	2,395,162	1,712,653	1,234,414	1,269,149	1,270,871
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,296,750	1,040,670	695,890	648,000	608,981
Capital leases	44,822	31,210	8,026	3,092	3,158
Total member’s interest	778,292	286,983	283,551	382,428	436,372
Other Financial Data (as of period end):
Total hard assets	$1,399,088	$1,062,154	$928,210	$906,584	$906,166
Ratio of earnings to fixed charges(1)	0.8x	0.8x	N/A	0.1x	1.0x

(1)	The ratio of earnings to fixed charges is determined by dividing earnings, as adjusted by the adjustments listed on Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges for the year ended December 28, 2013 by $107.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our results of operations and financial condition with the “Selected Historical Consolidated Financial Data” section of this report and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 82% increase in revenue between the year ended December 31, 2011 and the year ended January 2, 2016, as compared to an average increase of approximately 38% in revenue reported by our competitors over the same period. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Utah, Missouri and Kentucky, and cement, which we supply primarily in Missouri, Iowa and along the Mississippi River. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mixed concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We have completed 38 acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 21 U.S. states and British Columbia, Canada and 33 metropolitan statistical areas. We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating histories, averaging over 35 years. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 30-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of January 2, 2016, we had 2.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 200 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits. By segment, our estimate of proven and probable reserves as of January 2, 2016 for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production.

		Tonnage of reserves for each general type of aggregate
					Average years until depletion at current production(2)	Percent of reserves owned and percent leased
	Number of producing quarries
			Sand and gravel(1)	Annual production(1)
Segment		Hard rock(1)				Owned	Leased(3)
West	59	328,049	381,201	21,492	33	34%	66%
East	83	820,789	91,706	9,505	96	39%	61%
Cement	3	515,378	—	2,895	178	100%	—

Total	145	1,664,216	472,907	33,892

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.
(2)	Calculated based on total reserves divided by our average of 2014 and 2015 annual production
(3)	Lease terms range from monthly to on-going with an average lease expiry of 2020.

We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 19 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The FAST Act was signed into law on December 4, 2015 and authorizes $305 billion of funding between 2016 and 2020. It extends five years and provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Our five largest states by revenue (Texas, Kansas, Utah, Missouri and Kentucky, which represented approximately 33%, 16%, 11%, 10% and 8%, respectively, of our total revenue in 2015) each have funds whose revenue sources have certain constitutional protections and are dedicated for transportation projects.

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

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. For example:

•	On November 4, 2014, voters in Texas passed a proposition that is estimated to provide up to $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads. The Texas legislature recently passed the largest two-year budget in the history of the Texas Department of Transportation (with growth in both new construction and maintenance). On November 3, 2015, voters in Texas passed an additional proposition that dedicates up to $2.5 billion of the state’s sales and use tax revenue to the state’s highway fund beginning in 2018, and 35% of any excess revenue over $5 billion generated from the motor vehicles sales tax beginning in 2020.

•	Increases in heavy truck registration fees, dedicated sales tax revenue and bond issuances have enabled Kansas to maintain stability in public infrastructure spending.

•	We believe that public infrastructure spending in Kentucky, which comprises the majority of our revenue in the state, will remain consistent in the upcoming years.

•	We expect primarily maintenance-related public demand in Utah and Missouri, both of which have recently completed large spending programs.

The table below sets forth additional details regarding our five key states, including growth rates as compared to the U.S. as a whole:

		Revenue by End Market(1)		Projected Industry Growth by End Market 2016 to 2018(2)
	Percentage of Our Total Revenue	Residential and Nonresidential Construction	Public Infrastructure Construction	Residential Construction	Nonresidential Construction	Public Infrastructure Construction
State
Texas	33%	58%	42%	8.2%	7.2%	5.2%
Kansas	16%	48%	52%	10.3%	6.4%	6.2%
Utah	11%	84%	16%	5.6%	5.2%	6.6%
Missouri	10%	72%	28%	9.9%	5.4%	4.9%
Kentucky	8%	7%	93%	10.3%	4.9%	6.9%
Weighted average(3)				8.7%	6.3%	5.7%
United States(2)				1.1%	1.0%	0.5%

(1)	Percentages based on our revenue by state for the year ended January 2, 2016 and management’s estimates as to end markets.
(2)	Source: FMI Management Consulting.
(3)	Calculated using weighted average based on each state’s percentage contribution to our total revenue.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally approximating one year, for certain raw materials. Through effective use of our purchase commitments, and a year on year decline in prices, our costs associated with liquid asphalt and energy have decreased $13.8 million for the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increases.

Our acquisition strategy requires equity or debt financings. As of January 2, 2016 and December 27, 2014, our long-term borrowings, including the current portion and less original issue premium and discount, totaled $1,296.8 million and $1,040.7 million, respectively, and we incurred $84.6 million and $86.7 million of interest expense for the years ended January 2, 2016 and December 27, 2014, respectively. Although the amounts borrowed and related interest expense are relatively material to us, we have been in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities were $98.2 million in the year ended January 2, 2016, which is net of interest payments, all of which have been paid when due, along with principal payments. Our senior secured revolving credit facility provides us with up to $210.6 million of borrowing capacity, which is net of $24.4 million of outstanding letters of credit. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions.

Financial Highlights—Year Ended January 2, 2016

The principal factors in evaluating our financial condition and operating results for the year ended January 2, 2016, as compared to the year ended December 27, 2014, are:

•	Net revenue increased $219.4 million in 2015, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating income increased $64.7 million in 2015. The improvement in operating income was driven by improved pricing, reduced fuel costs and an increased proportion of sales generated by materials and products, as compared to services.

•	In March 2015, Summit Inc. completed an IPO of its Class A common stock, the proceeds of which were used: (i) to redeem $288.2 million in aggregate principal amount of our outstanding 2020 notes at a redemption price of 100% and an applicable premium thereon; (ii) to purchase a portion of the noncontrolling interests of Continental Cement; (iii) to pay a one-time fee of $13.8 million in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes.

•	In August 2015, Summit Inc. completed a follow-on offering of its Class A common stock. The proceeds were used to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 outstanding LP Units from certain pre-IPO owners, including affiliates of the Sponsors and certain of Summit Inc.’s directors and officers. The entire $80.0 million deferred purchase price for the Davenport Assets was funded with the proceeds.

•	In 2015, Summit LLC and Finance Corp. issued $650.0 million in aggregate principal amount of 2023 notes and redeemed all of the 10 1⁄2% senior notes due 2020 (“2020 Notes”).

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions from 2013:

•	On February 5, 2016, we acquired American Materials Company, a vertically integrated construction materials company servicing North and South Carolina.

•	On December 11, 2015, we acquired Pelican, an asphalt terminal business in Texas.

•	On August 21, 2015, we acquired LeGrand, a vertically integrated construction materials company based in Utah and servicing the northern and central Utah, western Wyoming and southern Idaho markets.

•	On July 17, 2015, we completed the acquisition of the Davenport Assets. Our combined business has over two million short tons of cement capacity across our two plants in Hannibal, Missouri and Davenport, Iowa and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana.

•	On June 1, 2015, we acquired all of the issued and outstanding shares of Lewis & Lewis, a vertically integrated, materials-based business in Wyoming.

•	On October 3, 2014, we purchased Concrete Supply, which included two sand and gravel sites and 10 ready-mixed concrete plants in Topeka and northeast Kansas, and a ready-mixed concrete plant in western Missouri.

•	On September 30, 2014, we acquired all of the outstanding ownership interests in Colorado County S&G, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.; which collectively supply aggregates to the west Houston, Texas markets.

•	On September 19, 2014, we acquired all of the membership interests of Southwest Ready Mix, which included two ready-mixed concrete plants and serves the downtown and southwest Houston, Texas markets.

•	On September 4, 2014, we acquired all of the issued and outstanding shares and certain stockholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly owned all the shares of Mainland Sand and Gravel Ltd., a supplier of construction aggregates to the Vancouver metropolitan area based in Surrey, British Columbia.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc. The acquired assets include two ready-mixed concrete plants, which serve the Permian Basin region of West Texas.

•	On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials, LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

•	On March 31, 2014, we acquired all of the stock of Troy Vines, an integrated aggregates and ready-mixed concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

•	On January 17, 2014, we acquired certain aggregates and ready-mixed concrete assets of Alleyton in Houston, Texas, which expands our presence in the Texas market.

•	On April 1, 2013, we acquired certain aggregates, ready-mixed concrete and asphalt assets of Lafarge in and around Wichita, Kansas, which expanded our footprint in the Wichita market across our lines of business.

•	On April 1, 2013, we acquired the membership interests of Westroc in Utah. The Westroc acquisition expanded our market coverage for aggregates and ready-mixed concrete in Utah.

Components of Operating Results

Total Revenue

We derive our revenue predominantly by selling construction materials and products and providing paving and related services. Construction materials consist of aggregates and cement. Products consist of related downstream products, including ready-mixed concrete, asphalt paving mix and concrete products. Paving and related services that we provide are primarily asphalt paving services.

Revenue derived from construction materials sales are recognized when risks associated with ownership have passed to unaffiliated customers. Typically this occurs when products are shipped. Product revenue generally includes sales of aggregates, cement and related downstream products and other materials to customers, net of discounts or allowances and taxes, if any.

Revenue derived from paving and related services are recognized on the percentage-of-completion basis, measured by the cost incurred to date compared to estimated total cost of each project. This method is used because management considers cost incurred to be the best available measure of progress on these contracts. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change over the life of the contract.

Operating Costs and Expenses

The key components of our operating costs and expenses consist of the following:

Cost of Revenue (excluding items shown separately)

Cost of revenue consists of all production and delivery costs and primarily includes labor, repair and maintenance, utilities, raw materials, fuel, transportation, subcontractor costs, royalties and other direct costs incurred in the production and delivery of our products and services. Our cost of revenue is directly affected by fluctuations in commodity energy prices, primarily diesel fuel, liquid asphalt and other petroleum-based resources. As a result, our operating profit margins can be significantly affected by changes in the underlying cost of certain raw materials if they are not recovered through corresponding changes in revenue. We attempt to limit our exposure to changes in commodity energy prices by entering into forward purchase commitments when appropriate. In addition, we have sales price adjustment provisions that provide for adjustments based on fluctuations outside a limited range in certain energy-related production costs. These provisions are in place for most of our public infrastructure contracts, and we aggressively seek to include similar price adjustment provisions in our private contracts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, administration, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, travel, insurance, rental costs, property taxes and other corporate and overhead expenses.

Goodwill Impairment

Goodwill impairment charges consist of the amount by which the carrying value of a reporting unit exceeds its fair value. See “—Critical Accounting Policies—Goodwill and Goodwill Impairment.”

Depreciation, Depletion, Amortization and Accretion

Our business is capital intensive. We carry property, plant and equipment on our balance sheet at cost, net of applicable depreciation, depletion and amortization. Depreciation on property, plant and equipment is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. The general range of depreciable lives by category, excluding mineral reserves, which are depleted based on the units of production method on a site-by-site basis, is as follows:

Buildings and improvements	7 - 40 years
Plant, machinery and equipment	20 - 40 years
Office equipment	3 - 6 years
Truck and auto fleet	5 - 10 years
Mobile equipment and barges	15 - 20 years
Landfill airspace and improvements	5 - 60 years
Other	2 - 10 years

Amortization expense is the periodic expense related to leasehold improvements and intangible assets, which were acquired with certain acquisitions. The intangible assets are generally amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term.

Accretion expense is the periodic expense recorded for the accrued mining reclamation liabilities and landfill closure and post-closure liabilities using the effective interest method.

Transaction Costs

Transaction costs consist primarily of third party accounting, legal, valuation and financial advisory fees incurred in connection with acquisitions.

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). We focus on operating margin, which we define as operating income as a percentage of revenue, as a key metric when assessing the performance of the business, as we believe that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining operating costs in isolation.

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

The table below includes revenue and operating income (loss) by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, taxes and other income / expense.

	Year Ended January 2, 2016		Year Ended December 27, 2014		Year Ended December 28, 2013
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$804,503	$96,498	$665,716	$61,882	$426,195	$(47,476)
East	432,310	49,445	432,942	26,663	398,302	4,210
Cement	195,484	64,567	105,573	19,705	91,704	20,829
Corporate(1)	—	(75,869)	—	(38,291)	—	(25,540)

Total	$1,432,297	$134,641	$1,204,231	$69,959	$916,201	$(47,977)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company’s headquarters and $28.3 million of costs associated with the March 2015 IPO as well as incremental costs associated with being a public company.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA”, “Further Adjusted EBITDA” and “gross margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, as adjusted to exclude accretion, loss on debt financings, IPO costs, loss from discontinued operations and certain non-cash and non-operating items. We define Further Adjusted EBITDA as Adjusted EBITDA plus the EBITDA contribution of certain recent acquisitions, to measure our compliance with debt covenants and to evaluate flexibility under certain restrictive covenants. See “—Liquidity and Capital Resources—Our Long-Term Debt” for more information. We do not use this metric as a measure to allocate resources. We define gross profit as operating income (loss) before general and administrative costs, depreciation, depletion, amortization and accretion and transaction costs and gross margin as gross profit as a percentage of revenue.

We present Adjusted EBITDA and gross margin for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses Adjusted EBITDA to assess the operating performance of a company’s business and to provide a more consistent comparison of performance from period to period. We use Adjusted EBITDA and gross margin, among other metrics, to assess the operating performance of our individual segments and the consolidated company. Adjusted EBITDA and gross margin are used for certain items to provide a more consistent comparison of performance from period to period.

Non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated interim and audited financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	2015	2014	2013
(in thousands)
Net income (loss)(1)	$1,484	$(6,282)	$(103,679)
Interest expense(1)	84,629	86,742	56,443
Income tax benefit	(18,263)	(6,983)	(2,647)
Depreciation, depletion and amortization	118,321	86,955	72,217

EBITDA	$186,171	$160,432	$22,334

Accretion	1,402	871	717
Initial public offering costs	28,296	—	—
Loss on debt financings	71,631	—	3,115
Goodwill impairment	—	—	68,202
Discontinued operations	(2,415)	(71)	528
Acquisition transaction expenses	9,519	8,554	3,990
Management fees and expenses	1,046	4,933	2,620
Non-cash compensation	5,448	2,235	2,315
(Gain) loss on disposal and impairment of assets	(16,561)	8,735	12,419
Other	2,991	3,344	13,807

Adjusted EBITDA(1)	$287,528	$189,033	$130,047

Adjusted EBITDA by Segment
(in thousands)
West	$150,764	$102,272	$42,300
East	92,303	73,822	67,146
Cement	74,845	35,133	36,647
Corporate	(30,384)	(22,194)	(16,046)

Adjusted EBITDA	$287,528	$189,033	$130,047

(1)	The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. Summit Inc.’s net income for the year ended January 2, 2016 was $872 thousand less than Summit LLC’s due to interest expense associated with a deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC’s interest expense and net income for the year ended January 2, 2016.

Reconciliation of Operating Income (Loss) to Gross Profit	2015	2014	2013
(in thousands)
Operating income (loss)	$134,641	$69,959	$(47,977)
General and administrative expenses	177,769	150,732	142,000
Goodwill impairment	—	—	68,202
Depreciation, depletion, amortization and accretion	119,723	87,826	72,934
Transaction costs	9,519	8,554	3,990

Gross Profit	$441,652	$317,071	$239,149

Gross Margin(1)	34.2%	29.6%	29.0%

(1)	Gross margin, which we define as gross profit as a percentage of net revenue, improved by approximately 500 basis points during the year ended January 2, 2016 primarily as a result of a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result, and as shown in the table below, aggregates, cement and ready-mixed concrete revenue represented 20.7%, 12.7% and 24.5%, respectively, of gross revenue during the year ended January 2, 2016 compared to 18.9%, 7.8% and 22.8%, respectively, during the year ended December 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than materials and products, was 35.2% of total gross revenue during the year ended January 2, 2016 compared to 44.0% during the year ended December 27, 2014. In addition, through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $13.8 million in the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increases.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2015	2014	2013
(in thousands)
Net revenue	$1,289,966	$1,070,605	$824,364
Delivery and subcontract revenue	142,331	133,626	91,837

Total revenue	1,432,297	1,204,231	916,201

Cost of revenue (excluding items shown separately below):	990,645	887,160	677,052
General and administrative expenses	177,769	150,732	142,000
Goodwill impairment	—	—	68,202
Depreciation, depletion, amortization and accretion	119,723	87,826	72,934
Transaction costs	9,519	8,554	3,990

Operating income (loss)	134,641	69,959	(47,977)
Other income, net	(2,425)	(3,447)	(1,737)
Loss on debt financings	71,631	—	3,115
Interest expense(1)	84,629	86,742	56,443

Loss from continuing operations before taxes	(19,194)	(13,336)	(105,798)
Income tax benefit	(18,263)	(6,983)	(2,647)

Loss from continuing operations	(931)	(6,353)	(103,151)
(Income) loss from discontinued operations	(2,415)	(71)	528

Net income (loss)(1)	$1,484	$(6,282)	$(103,679)

(1)	The statement of operations above is based on the financial results of Summit Inc. Summit Inc.’s interest expense and net income in 2015 were $872 thousand less than Summit LLC’s due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC’s interest expense and net income for the year ended January 2, 2016.

Fiscal Year 2015 Compared to 2014

($ in thousands)	2015	2014	Variance
Net Revenue	$1,289,966	$1,070,605	219,361	20.5%
Operating income	134,641	69,959	64,682	92.5%
Operating margin	10.4%	6.5%
Adjusted EBITDA	$287,528	$189,033	98,495	52.1%

Net revenue increased $219.4 million during the year ended January 2, 2016 driven by a $57.5 million increase in aggregate net revenue, $85.8 million in cement and $94.2 million from products, which was partially offset by an $18.1 million decrease in service revenue. Volumes in our aggregates, cement and ready-mixed concrete lines of business all improved from both acquisitions and organic growth. Organic growth is defined as incremental revenue that was not derived from acquisitions.

In the West segment, revenue from organic growth was $25.1 million from acquisitions. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $89.9 million increase in cement revenue between organic and acquisition growth. However, a significant portion of the 85.2% increase in Cement revenue is estimated to be a result of the acquisition of the Davenport Assets in July 2015.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

(in thousands)	2015	2014	Variance
Revenue by product:*
Aggregates	$296,960	$227,885	$69,075
Cement	181,901	94,402	87,499
Ready-mixed concrete	350,554	274,970	75,584
Asphalt	292,193	278,867	13,326
Paving and related services	504,459	530,297	(25,838)
Other	(193,770)	(202,190)	8,420

Total revenue	$1,432,297	$1,204,231	$228,066

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $25.8 million for the year ended January 2, 2016, primarily as a result of decreased activity in Kansas, our exit of grading operations in Kentucky, weather delays on jobs in Texas, partially offset by increased activity in Utah. Detail of our volumes and average selling prices by product for the years ended January 2, 2016 and December 27, 2014 were as follows:

	2015		2014		Percentage Change in
	Volume(1) (in thousands)	Pricing(2)	Volume(1) (in thousands)	Pricing(2)	Volume	Pricing
Aggregates	32,297	$9.19	25,413	$8.97	27.1%	2.5%
Cement	1,733	104.94	1,049	90.01	65.2%	16.6%
Ready-mixed concrete	3,406	102.92	2,814	97.72	21.0%	5.3%
Asphalt	4,359	57.67	4,271	55.62	2.1%	3.7%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregate volumes increased in each of our five key states, Texas, Kansas, Utah, Missouri and Kansas as well as at our operations in British Columbia, Canada, which was acquired in September 2014. All of the 2014 and 2015 acquisitions in the West and East segments contributed to the growth in aggregate volumes. Aggregates pricing improved 2.5% despite the effects from the U.S./Canadian exchange rate. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 3.9% for the year ended January 2, 2016.

Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market and a higher proportion of sales to low-volume customers. Ready-mixed concrete volumes were positively affected by the 2014 acquisitions in Texas and, to a lesser extent, in Kansas, and prices increased as a result of the improved cement pricing. Asphalt volumes and prices increased from the comparable periods. In 2014, asphalt volumes included a higher percentage of base materials, which is thicker than intermediate or surface mix and has a lower selling price per ton. The increased pricing was largely due to a shift in product mix. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $196.1 million and $49.4 million, respectively.

Operating margin for the year ended January 2, 2016 increased from 6.5% to 10.4%, which was attributable to the following:

Operating margin—2014	6.5%
IPO costs(1)	(2.2)%
Gross margin(2)	4.6%
Gain (loss) on asset disposals(3)	2.4%
Other	(0.9)%

Operating margin—2015	10.4%

(1)	In conjunction with our March 2015 IPO, we recognized a $14.5 million charge on the modification of our share-based awards and a $13.8 million charge on the termination of a management fee agreement with our Sponsors. The management fee agreement was terminated on March 17, 2015.
(2)

As noted above, gross margin improved primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result, and as shown in the table below, aggregates, cement and ready-mixed concrete revenue represented 20.7%, 12.7% and 24.5%, respectively, of gross revenue during the year ended January 2, 2016 compared to 18.9%, 7.8% and 22.8%, respectively, during the year ended December 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than materials and products, was 35.2% of total gross revenue during the year ended January 2, 2016 compared to 44.0% during the year ended December 27, 2014. In addition, through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $13.8 million in the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increases.
(3)	In the year ended January 2, 2016, we recognized a net $23.1 million gain on asset disposals compared to a net $6.5 million loss in the year ended December 27, 2014. Included in the 2015 amount was a $16.6 million gain on the cement terminal and related assets in Bettendorf, Iowa, which were part of the purchase consideration paid to acquire the Davenport Assets.

Other Financial Information

Loss on Debt Financings

In the year ended January 2, 2016, we recognized $71.6 million of losses associated with the: (1) March 2015 amendment to the credit agreement; (2) April 2015 $288.2 million redemption of 2020 Notes; (3) August 2015 term loan refinancing, $350.0 million issuance of 2023 Notes and $183.0 million redemption of 2020 Notes; and (4) November 2015 $153.8 million redemption of 2020 Notes. The write-off of deferred financings fees and original issuance discounts and premiums and the incurrence of prepayment premiums, all associated with the redemption of the 2020 Notes, are included in the loss on debt financings.

Income Tax Benefit

The income tax benefit increased $18.3 million for the year ended January 2, 2016, reflective of the tax benefit associated with the loss on debt financings that was recognized in our C corporations.

Segment Results of Operations

West Segment

($ in thousands)	2015	2014	Variance
Net Revenue	$719,485	$608,671	$110,814	18.2%
Operating income	96,498	61,882	34,616	55.9%
Operating margin	13.4%	10.2%
Adjusted EBITDA	$150,764	$102,272	$48,492	47.4%

Net revenue in the West segment increased approximately 18.2% in 2015 due to both acquisitions and organic growth. Incremental net revenue from acquisitions totaled $85.7 million in 2015 and organic net revenue increased $25.1 million. Gross revenue by product/service was as follows:

(in thousands)	2015	2014	Variance
Revenue by product:*
Aggregates	$156,873	$105,178	$51,695
Ready-mixed concrete	266,210	213,587	52,623
Asphalt	194,155	168,227	25,928
Paving and related services	315,573	296,186	19,387
Other	(128,308)	(117,462)	(10,846)

Total revenue	$804,503	$665,716	$138,787

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased $19.4 million in 2015, which was primarily a result of increased activity in Utah, partially offset by weather delays in Texas. The West segment’s percent changes in sales volumes and pricing in 2015 from 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	43.0%	4.2%
Ready-mixed concrete	17.2%	6.3%
Asphalt	7.8%	7.6%

Aggregates volumes increased across all of our markets in the West segment, Texas, Utah and British Columbia, Canada. Aggregates pricing improved 4.2% despite the effects from the U.S./Canadian exchange rate. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 6.9% for the year ended January 2, 2016. Volumes also increased in all of our West segment markets that sell ready-mixed concrete (i.e., Texas and Utah). Ready-mixed concrete prices increased as a result of higher cement prices in our markets.

The increase in asphalt volumes was primarily realized in Utah and the increased asphalt pricing was largely due to a shift in product mix in Texas. In 2014, Texas asphalt volumes included a higher percentage of base materials. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $99.1 million and $31.1 million, respectively.

The West segment’s operating income increased $34.6 million in 2015 and Adjusted EBITDA improved $48.5 million. The improvement was driven by the 2015 acquisitions of Lewis & Lewis, LeGrand and Pelican, the inclusion of a full year of the 2014 acquisitions in the Houston and Midland/Odessa, Texas and British Columbia, Canada markets and organic volume growth.

Operating margin for the year ended January 2, 2016 increased from 10.2% to 13.4%, which was attributable to the following:

Operating margin—2014	10.2%
Gross margin(1)	4.6%
Depreciation(2)	(2.0)%
Other	0.6%

Operating margin—2015	13.4%

(1)	The operating margin improvement in the West segment was primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates was 19.5% of total revenue in the year ended January 2, 2016, compared to 15.8% in the year ended December 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 39.2% of total revenue in the year ended January 2, 2016, compared to 44.5% in the year ended December 27, 2014. In addition, through effective use of our purchase commitments and a year on year decline in prices, the West segment’s costs associated with liquid asphalt and energy decreased $2.3 million in the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increases.

(2)	Depreciation, depletion, amortization and accretion, as a percentage of net revenue, increased from 5.5% in 2014 to 7.5% in 2015. Investments in depreciable assets also increased, primarily as a result of the 2015 and 2014 acquisitions. In 2015, our revenue grew 14.1% from acquisitions, which exceeded the increase in depreciation expense recognized from the acquisitions.

East Segment

($ in thousands)	2015	2014	Variance
Net Revenue	$374,997	$356,361	$18,636	5.2%
Operating income	49,445	26,663	22,782	85.4%
Operating margin	13.2%	7.5%
Adjusted EBITDA	$92,303	$73,822	$18,481	25.0%

The East segment’s net revenue increased 5.2% in 2015 due to both acquisitions and organic growth. Incremental net revenue from acquisitions totaled $22.6 million and organic net revenue decreased $4.0 million. Gross revenue by product/service was as follows:

(in thousands)	2015	2014	Variance
Revenue by product:*
Aggregates	$140,087	$122,707	$17,380
Ready-mixed concrete	84,344	61,383	22,961
Asphalt	98,038	110,640	(12,602)
Paving and related services	188,886	234,111	(45,225)
Other	(79,045)	(95,899)	16,854

Total revenue	$432,310	$432,942	$(632)

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $45.2 million decrease in paving and related services primarily was a result of decreased activity in Kansas and our exit of grading operations in Kentucky in 2015. The East segment’s percent changes in sales volumes and pricing in 2015 from 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	11.0%	2.8%
Ready-mixed concrete	34.5%	2.1%
Asphalt	(7.9)%	(4.8)%

Aggregate volumes in 2015 increased 11.0% as a result of the Buckhorn Materials acquisition on April 1, 2014 and Concrete Supply on October 3, 2014. Aggregates pricing increased as a result of an improved market and shift in product mix. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $27.1 million and $0.6 million, respectively.

Aggregates volumes increased across all of our markets in the East segment, Kansas, Missouri and Kentucky. Aggregates pricing increased as a result of an improved market and shift in product mix. The increase in ready-mixed concrete volumes is a result of the Concrete Supply acquisition in October 2014 and a shift to concrete paving jobs in Kansas. Asphalt volumes decreased primarily due to a shift from asphalt to concrete paving jobs in Kansas. The decrease in asphalt prices reflects the decrease in liquid asphalt. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $27.1 million and $0.6 million, respectively.

The East segment’s operating income increased $22.8 million in 2015 and Adjusted EBITDA improved $18.5 million. Operating margin for the year ended January 2, 2016 increased from 7.5% to 13.2%, which was attributable to the following:

Operating margin—2014	7.5%
Gross margin(1)	3.9%
Other	1.8%
Operating margin—2015	13.2%

(1)	The operating margin improvement in the East segment was primarily due to a shift in product mix. Our acquisitions in 2014 were primarily materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates was 32.4% of total revenue in the year ended January 2, 2016, compared to 28.3% in the year ended December 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 43.7% of total revenue in the year ended January 2, 2016, compared to 54.1% in the year ended December 27, 2014. In addition, through effective use of our purchase commitments and a year on year decline in prices, the East segment’s costs associated with liquid asphalt and energy decreased $17.9 million in the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increases.

Cement Segment

($ in thousands)	2015	2014	Variance
Net Revenue	$195,484	$105,573	$89,911	85.2%
Operating income	64,567	19,705	44,862	227.7%
Operating margin	33.0%	18.7%
Adjusted EBITDA	$74,845	$35,133	$39,712	113.0%

Net revenue in the Cement segment increased $89.9 million in 2015 primarily as a result of the acquisition of the Davenport Assets in July 2015. The Davenport Assets were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $89.9 million increase in cement revenue between organic and acquisition growth. However, a significant portion of the 85.2% increase in Cement revenue is estimated to be a result of the acquisition of the Davenport Assets in July 2015. Gross revenue by product/service was as follows:

(in thousands)	2015	2014	Variance
Revenue by product:*
Cement	$181,901	$94,402	$87,499
Other	13,583	11,171	2,412

Total revenue	$195,484	$105,573	$89,911

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2015 from 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	65.2%	16.6%

In 2015, cement volumes and pricing increased primarily as a result of the acquisition of the Davenport Assets. With the acquisition of the Davenport Assets, we expanded our markets from Minnesota to Louisiana, which included higher-priced markets than St. Louis and Hannibal Missouri. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $69.9 million and $17.7 million.

The Cement segment’s operating income increased $44.9 million in 2015 and Adjusted EBITDA improved $39.7 million. Included in operating income was a $7.2 million increase in fuel costs as a result of acquiring the Davenport Assets in July 2015. Operating margin for the year ended January 2, 2016 increased from 18.7% to 33.0%, which was attributable to the following:

Operating margin—2014	18.7%
Price improvements(1)	9.1%
Gain on disposal of Bettendorf assets(2)	8.5%
2014 curtailment gain(3)	(0.7)%
Other	(2.6)%

Operating margin—2015	33.0%

(1)	Cement prices increased 16.6% in 2015, resulting in $17.7 million of additional revenue.
(2)	In the year ended January 2, 2016, we recognized a net $16.6 million gain on the cement terminal and related assets in Bettendorf, Iowa, which were part of the purchase consideration paid to acquire the Davenport Assets.
(3)	A $1.3 million curtailment benefit was recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our Hannibal, Missouri cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.

Fiscal Year 2014 Compared to 2013

($ in thousands)	2014	2013	Variance
Net Revenue	$1,070,605	$824,364	$246,241	29.9%
Operating income (loss)	69,959	(47,977)	117,936	245.8%
Operating margin	6.5%	(5.8)%
Adjusted EBITDA	$189,033	$130,047	$58,986	45.4%

Net revenue increased $246.2 million in 2014 due to a $232.6 million and $13.6 million increase in product and service revenue, respectively. We had volume growth in each of our lines of business, driven primarily by the 2014 and 2013 acquisitions and organic growth. Organic net revenue increased by $50.2 million, or 6.1%, while the remaining 23.8% of our net revenue increase, or $196.0 million, was from acquisitions. Gross revenue by product/service was as follows:

(in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$227,885	$159,508	$68,377
Cement	94,402	80,757	13,645
Ready-mixed concrete	274,970	112,878	162,092
Asphalt	278,867	220,060	58,807
Paving and related services	530,297	478,280	52,017
Other	(202,190)	(135,282)	(66,908)

Total revenue	$1,204,231	$916,201	$288,030

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased $52.0 million primarily as a result of increased activity in Texas, Utah and Kansas. Detail of consolidated percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	2014		2013		Percentage Change in
	Volume(1) (in thousands)	Pricing(2)	Volume(1) (in thousands)	Pricing(2)	Volume	Pricing
Aggregates	25,413	$8.97	17,488	$9.12	45.3%	(1.6)%
Cement	1,049	90.01	962	83.96	9.0%	7.2%
Ready-mixed concrete	2,814	97.72	1,194	94.51	135.7%	3.4%
Asphalt	4,271	55.62	3,926	55.87	8.8%	(0.4)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

In the year ended December 27, 2014, volumes increased in all of our product lines. Aggregates and ready-mixed concrete volumes were positively affected by our 2014 and 2013 acquisitions. The 1.6% decrease in aggregates pricing was due to lower average prices from our acquisitions, partially offset by increased pricing in our organic aggregates sales. In addition, the 3.4% increase in ready-mixed concrete pricing was constrained by different pricing structures across our markets. The majority of the increase in ready-mixed volumes occurred in Texas, which has lower average selling prices than our ready-mixed concrete operations outside of Texas.

Cement volumes grew 9.0% and pricing increased 7.2% due to overall price improvements and a shift in customer mix. Cement sales in 2014 included a greater percentage of low volume, or retail, sales, which generally are sold at a higher price than sales to high-volume customers. Customer mix varies each year based on demand in the applicable markets. Asphalt volumes increased 8.8% and pricing decreased slightly by 0.4%, due to product mix and despite an increase in underlying prices. Asphalt sales in 2014 included a greater percentage of asphalt base mix, which is thicker than intermediate or surface mix, and has a lower selling price per ton. Prior to eliminations, the net effect of the volume and pricing changes on revenue was approximately $286.1 million and $16.8 million, respectively.

In 2014, operating income increased $117.9 million and Adjusted EBITDA increased $59.0 million as a result of the increase in net revenue discussed above and the improvement in operating margin from (5.8)% to 6.5%. The increase in operating margin was primarily attributable to the following:

Operating margin—2013	(5.8)%
2013 Goodwill impairment(1)	6.4%
G&A(2)	3.1%
Depreciation, depletion, amortization and accretion(3)	0.6%
Transaction costs(4)	(0.3)%
Other(5)	2.5%

Operating margin—2014	6.5%

(1)	In 2013, we recognized $68.2 million of goodwill impairment charges. Approximately $53.3 million and $14.9 million of the goodwill impairments charges were recognized in our West (Utah) and East (Kentucky) regions, respectively. The goodwill impairment was a result of a decline in the estimated fair value of certain reporting units caused by uncertainties in the timing of a sustained recovery in the Utah and Kentucky construction markets.

Revenue generated from the Utah-based operations declined 7.2% from $204.1 million in 2012 to $189.4 million in 2013, compared to $215.1 million, or an 5.4% increase, adjusted for acquisitions, that was assumed in the 2012 goodwill impairment analysis. The Utah operations incurred an operating loss of $4.5 million, excluding the goodwill impairment charge, and $13.3 million in 2013 and 2012, respectively, demonstrating an improvement in operating loss, but not yet earning operating income. The fair value estimates used in this assessment were dependent upon assumptions and estimates about the future profitability and other financial metrics of our reporting units, as well as relevant financial data, recent transactions and market valuations of comparable public companies. The increase in cash flows from 2012 to 2013 projected in the 2012 goodwill analysis assumed that an increase in housing permits and infrastructure spending in Utah would result in increased revenue for our operations. However, our revenue, and the private construction and public infrastructure spending, did not increase as projected. In the 2013 goodwill analysis, we assumed that an economic recovery in this market would be delayed beyond 2014, which resulted in a decrease in the overall valuation of the Utah operations. Subsequent to the 2013 goodwill analysis, management determined that certain cost savings measures would be required for 2014, including a reduction in G&A. Any benefits from such cost reductions were not assumed in the 2013 goodwill analysis, as they had not been fully quantified when it was completed. During the year ended December 27, 2014, the Utah-based operations’ earnings exceeded the 2014 full year earnings that were forecast in the 2013 goodwill analysis. This earnings improvement was driven by $11.5 million of G&A reductions, which was primarily a result of a 20% headcount reduction of Utah’s G&A operations and a $4.4 million loss on the disposition of certain assets in Colorado that was recognized in 2013. We believe that the risk of additional impairment of the $36.6 million of the Utah operation’s remaining goodwill is low given that the 2013 analysis assumed a delayed market recovery and did not take into consideration cost cutting measures that could be, and were, implemented in 2014.

The operating loss in the East segment, which is the Kentucky reporting unit, improved from a loss of $0.2 million in 2012 to approximately break-even in 2013, excluding the goodwill impairment charge. An operating loss was incurred despite a 15.2% increase in revenue. We had expected revenue growth from public infrastructure projects to exceed that which has been realized and is expected in the near term. We also had expected operating income improvements at a greater rate than was projected at the time the 2013 goodwill analysis was performed.

After recognizing these impairment charges, the goodwill attributable to the Utah and Kentucky reporting units was $36.6 million and zero, respectively. We do not believe material uncertainty that could result in an additional impairment charge exists in these reporting units.

(2)	G&A, as a percentage of net revenue, declined from 17.2% in 2013 to 14.1% in 2014. During 2013, we invested in our infrastructure (finance, information technology, legal and human resources), which resulted in slower growth in G&A in 2014, as compared to the growth in net revenue. In addition, we incurred a $4.4 million loss on the disposition of certain assets in Colorado in 2013.
(3)	Depreciation, depletion, amortization and accretion, as a percentage of net revenue, declined from 8.8% in 2013 to 8.2% in 2014. Increased investments in depreciable assets through either capital expenditures or business acquisitions generally increase depreciation expense, while assets being fully depreciated or disposed generally decrease depreciation expense. In 2014, our net revenue grew approximately 23.8% from acquisitions, which exceeded the percentage increase in depreciation expense recognized from the acquisitions. As a result, depreciation, depletion, amortization and accretion, as a percentage of net revenue, decreased from 2013 despite an overall increase in depreciable assets.
(4)	Transaction costs increased $4.6 million in 2014 as a result of the eight acquisitions in 2014 compared to two acquisitions in 2013.
(5)	The remaining margin improvement was primarily a result of a shift in product and customer mix. Our acquisitions in 2014 were materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 18.9% and 22.8%, respectively, of total gross revenue in 2014 compared to 17.4% and 12.3%, respectively in 2013. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 44.0% of total revenue in 2014 compared to 52.2% in 2013.

Other Financial Information

Loss on Debt Financings

In February 2013, we completed a repricing of our credit facilities, which provide for term loans in an aggregate amount of $422.0 million and revolving credit commitments in an aggregate amount of $150.0 million (the “senior secured credit facilities”), which reduced our stated term-loan interest rate by 1.0% and provided additional borrowing capacity of $25.0 million. As a result of the repricing, we recognized a loss of $3.1 million for related bank fees. We did not refinance our debt in 2014.

Segment Results of Operations

West Segment

($ in thousands)	2014	2013	Variance
Net Revenue	$608,671	$394,933	$213,738	54.1%
Operating income (loss)	61,882	(47,476)	109,358	230.3%
Operating margin	10.2%	(12.0)%
Adjusted EBITDA	$102,272	$42,300	$59,972	141.8%

Net revenue in the West segment increased $213.7 million, or 54.1%, in 2014 due primarily to acquisitions and organic revenue growth. Organic revenue growth accounted for approximately 8.5%, or $33.6 million, of the increase in net revenue, and acquisitions accounted for 45.6%, or $180.1 million, of the increase in net revenue. Of the total $213.7 million net revenue increase, $198.5 million was attributable to product revenue and $15.2 million was attributable to increased service revenue, which is primarily paving and related services, but also includes certain other revenues earned. Prior to eliminations, the gross revenue changes by product/service were as follows:

(in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$105,178	$46,645	$58,533
Ready-mixed concrete	213,587	61,780	151,807
Asphalt	168,227	141,520	26,707
Paving and related services	296,186	259,630	36,556
Other	(117,462)	(83,380)	(34,082)

Total revenue	$665,716	$426,195	$239,521

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

In 2014, the West segment’s aggregates, ready-mixed concrete and asphalt volumes increased and pricing of aggregates improved. Ready-mixed concrete pricing declined as a result of the 2014 acquisitions in Texas, as ready-mixed concrete prices in the Texas markets are lower than in our markets outside of Texas. Asphalt pricing declined 0.5% due to product mix and despite an increase in underlying prices. Asphalt sales in 2014 included a greater percentage of asphalt base mix, which is thicker than intermediate or surface mix, and has a lower selling price. The West segment’s percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	125.8%	(0.1)%
Ready-mixed concrete	247.2%	(0.3)%
Asphalt	8.0%	(0.5)%

The West segment’s operating income increased $109.4 million and operating margin improved from (12.0)% in 2013 to 10.2% in 2014. The improvement was primarily driven by the 2014 acquisitions in the Houston and Midland/Odessa Texas markets and organic volume growth. The increase in operating margin was primarily attributable to the following:

Operating margin—2013	(12.0)%
Goodwill impairment(1)	8.8%
G&A(2)	6.0%
Depreciation, depletion, amortization and accretion(3)	0.7%
Other(4)	6.7%

Operating margin—2014	10.2%

(1)	A $53.3 million goodwill impairment charge in 2013 from a decline in the estimated fair value of our reporting unit based in Utah caused by uncertainties in the timing of a sustained recovery in the Utah construction market.
(2)	G&A, as a percentage of net revenue, declined from 16.9% to 10.9% in 2014. During 2014, we reduced G&A in the Utah-based operations by $11.8 million, which was primarily a result of a 20% headcount reduction of Utah’s G&A operations and $4.4 million loss in 2013 on the disposition of certain assets in Colorado. These G&A reductions were partially offset by increases resulting from the 2014 acquisitions in the West segment.
(3)	Depreciation, depletion, amortization and accretion, as a percentage of net revenue, declined from 6.1% to 5.5% in 2014. In 2014, our net revenue grew approximately 45.6% from acquisitions, which exceeded the percentage increase in depreciation expense recognized from the 2014 acquisitions. As a result, depreciation, depletion, amortization and accretion increased at less of a rate than revenue.
(4)	The remaining margin improvement was primarily a result of a shift in product and customer mix. Our acquisitions in 2014 were materials and products businesses. As a result and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 15.8% and 32.1%, respectively, of total gross revenue in 2014 compared to 10.9% and 14.5%, respectively in 2013. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 44.5% of total gross revenue in 2014 compared to 60.9% in 2013.

East Segment

($ in thousands)	2014	2013	Variance
Net Revenue	$356,361	$337,727	$18,634	5.5%
Operating income (loss)	26,663	4,210	22,453	533.3%
Operating margin	7.5%	1.2%
Adjusted EBITDA	$73,822	$67,146	$6,676	9.9%

The East segment’s net revenue increased $18.6 million, or 5.5%, in 2014 due primarily to organic revenue growth and acquisitions. Organic growth accounted for approximately $2.7 million of the increase in 2014, and incremental net revenue from acquisitions accounted for approximately $15.9 million in 2014. Of the total $18.6 million net revenue increase, $20.4 million was attributable to increased product revenue offset by $(1.8) million of decreased service revenue, which is primarily paving and related services. The $15.5 million increase in paving and related services was primarily driven by increased demand for our services in Kansas. Prior to eliminations, the gross revenue changes by product/service were as follows:

(in thousands)	2014	2013	Variance
Revenue by product:*
Aggregates	$122,707	$112,863	$9,844
Ready-mixed concrete	61,383	51,098	10,285
Asphalt	110,640	78,540	32,100
Paving and related services	234,111	218,650	15,461
Other	(95,899)	(62,849)	(33,050)

Total revenue	$432,942	$398,302	$34,640

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	6.9%	1.7%
Ready-mixed concrete	10.3%	8.8%
Asphalt	10.2%	(0.3)%

In 2014, volumes increased among all of the East segment’s product lines. The increase in aggregates and asphalt volumes were due to strong, primarily organic, demand in our Kansas markets. Ready-mixed concrete volumes increased primarily as a result of the October 2014 acquisition of Concrete Supply. Aggregate and ready-mixed concrete product pricing increased, while asphalt pricing declined due to a change in product mix.

In 2014, the East segment’s operating income increased $22.5 million and Adjusted EBITDA increased $6.7 million as a result of an increase in operating margin from 1.2% in 2013 to 7.5% in 2014. The increase in operating margin was primarily attributable to the following:

Operating margin—2013	1.2%
Goodwill impairment(1)	4.2%
G&A(2)	4.8%
Other	(2.7)%

Operating margin—2014	7.5%

(1)	In 2013, we recognized a $14.9 million goodwill impairment charge from a decline in the estimated fair value of the reporting unit caused by uncertainties in the timing of a sustained recovery in the Kentucky construction market.
(2)	G&A, as a percentage of net revenue, declined from 17.7% to 12.9% in 2014, primarily as a result of losses on assets identified for sale in 2013 as we sold underutilized equipment attained through various acquisitions.

Cement Segment

($ in thousands)	2014	2013	Variance
Net Revenue	$105,573	$91,704	$13,869	15.1%
Operating income	19,705	20,829	(1,124)	(5.4)%
Operating margin	18.7%	22.7%
Adjusted EBITDA	$35,133	$36,647	$(1,514)	(4.1)%

Net revenue in the Cement segment grew organically by $13.9 million, or 15.1%, in 2014. Of the total $13.9 million net revenue increase, $13.7 million was attributable to increased product revenue (i.e., sales of cement) and $0.2 million was attributable to increased service revenue (i.e., processing of hazardous and non-hazardous waste for use as an alternative fuel at the cement plants). Prior to eliminations, the net effect of the volume and pricing changes on gross revenue was approximately $7.6 million and $6.1 million, respectively. The Cement segment’s percent changes in sales volumes and pricing in 2014 from 2013 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	9.0%	7.2%

In 2014, cement volumes increased 9.0% and prices increased 7.2% due to overall price improvements and a shift in customer mix. Customer mix varies each year based on demand in the applicable markets. In 2014, cement sales in 2014 included a greater percentage of low volume, or retail, sales, which generally are sold at a higher price than sales to high-volume customers.

The Cement segment’s operating income decreased $1.1 million and Adjusted EBITDA decreased $1.5 million as a result of a decrease in operating margin from 22.7% in 2013 to 18.7% in 2014. The decrease in operating margin was primarily attributable to the following:

Operating margin—2013	22.7%
Curtailment benefit(1)	1.2%
2013 charge to remove barge from waterway(2)	0.9%
Depreciation, depletion, amortization and accretion(3)	(1.4)%
Cement production costs/plant repairs(4)	(3.1)%
Other	(1.6)%

Operating margin—2014	18.7%

(1)	A $1.3 million curtailment benefit was recognized in 2014 related to a retiree postretirement benefit plan maintained for certain union employees at our Hannibal, Missouri cement plant, which was amended to eliminate all future retiree health and life coverage for the remaining union employees, effective January 1, 2014.
(2)	A $1.8 million charge was recognized in 2013 to remove a sunken barge from the Mississippi River. No charges for the barge removal were recognized in 2014.
(3)	During 2014, we completed construction of an underground mine at the Hannibal, Missouri site and began recognizing depreciation on it. As a result, depreciation, depletion, amortization and accretion, as a percentage of net revenue, increased from 12.9% in 2013 to 14.3% in 2014.
(4)	During 2014, we recognized $3.3 million of additional repair and maintenance and production costs at our Hannibal, Missouri cement plant as compared to 2013.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities and capital- raising activities in the debt capital markets. As of January 2, 2016, we had $186.4 million in cash and working capital of $258.0 million as compared to cash and working capital of $13.2 million and $79.3 million, respectively, at December 27, 2014. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of January 2, 2016 or December 27, 2014. Our remaining borrowing capacity on our senior secured revolving credit facility as of January 2, 2016 was $210.6 million, which is net of $24.4 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equityholders, including our Sponsors and their respective affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including the 2023 Notes and/or our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our senior secured credit facilities. Any new debt may be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series. Any such reduction in the series may affect trading liquidity. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Our Long-Term Debt

Please refer to the notes to the consolidated financial statements found elsewhere in this report for detailed information regarding our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants. Among other things, we are required to maintain a Consolidated First Lien Net Leverage Ratio that is no greater than 4.75 to 1.00. Our first lien net leverage ratio, for purposes of this maintenance requirement, is calculated following each quarter based on information for the most recently ended four fiscal quarters for which internal financial information is available by dividing our Consolidated First Lien Net Debt as of the end of such period by our Consolidated EBITDA for such period. Consolidated EBITDA for purposes of our senior secured credit facility is calculated in accordance with our presentation of Further Adjusted EBITDA below.

For the years ended January 2, 2016 and December 27, 2014, our Consolidated First Lien Net Leverage Ratio was 1.64 to 1.00 and 2.05 to 1.00, respectively, based on consolidated first lien net debt of $506.2 million and $434.0 million as of January 2, 2016 and December 27, 2014, respectively, divided by Further Adjusted EBITDA of $308.0 million and $212.1 million for the years ended January 2, 2016 and December 27, 2014, respectively. As of January 2, 2016 and December 27, 2014, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2015	2014	2013
Net income (loss)	$1,484	$(6,282)	$(103,679)
Interest expense	84,629	86,742	56,443
Income tax expense	(18,263)	(6,983)	(2,647)
Depreciation, depletion, and amortization expense	118,321	86,955	72,217

EBITDA	$186,171	$160,432	$22,334

Accretion	1,402	871	717
Initial public offering costs	28,296	—	—
Loss on debt financings	71,631	—	3,115
Goodwill impairment	—	—	68,202
Discontinued operations(a)	(2,415)	(71)	528
Acquisition transaction expenses(b)	9,519	8,554	3,990
Management fees and expenses(c)	1,046	4,933	2,620
Non-cash compensation(d)	5,448	2,235	2,315
(Gain) loss on disposal and impairment of assets(e)	(16,561)	8,735	12,419
Other(f)	2,991	3,344	13,807

Adjusted EBITDA	$287,528	$189,033	$130,047

EBITDA for certain acquisitions(g)	20,450	23,105	(1,596)

Further Adjusted EBITDA	$307,978	$212,138	$128,451

(a)	Represents certain concrete paving operations and railroad construction and repair operations that we have exited.
(b)	Represents the transaction expenses associated with past acquisitions and probable acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions.
(c)	Represents certain fees paid and expenses reimbursed to affiliates of our Sponsors. See “Certain Relationships and Related Transactions and Director Independence—Transaction and Management Fee Agreement.”
(d)	Represents non-cash equity-based compensation granted to employees.
(e)	Represents the net (gain) loss recognized on assets identified for disposal.
(f)	Includes non-recurring or one time income and expense items that were incurred outside normal operating activities such as integration costs, unrealized currency gains and losses and interest, tax and depreciation on unconsolidated joint ventures and “costs of” strategic initiatives we put in place, including costs incurred to finance effectiveness improvements and information technology start-up costs. We cannot assure you that we will achieve the synergies that we anticipate achieving in connection with these strategic initiatives.
(g)	The adjustment for the year ended January 2, 2016 represents the EBITDA from December 28, 2014 to the respective dates of acquisition for the Lewis & Lewis, Davenport Assets and LeGrand acquisitions. The adjustment for the year ended December 27, 2014 represents the EBITDA for the period from December 29, 2013 to the respective dates of acquisition for the Alleyton, Troy Vines, Buckhorn Materials, Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions. The adjustment for the year ended December 28, 2013 represents the EBITDA for the period from December 30, 2012 to the respective dates of acquisition for the Lafarge-Wichita and Westroc acquisitions.

At January 2, 2016 and December 27, 2014, $1,296.8 million and $1,040.7 million, respectively, of total debt, without giving effect to original issuance discount or premium, were outstanding. Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million. Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the senior notes and the senior secured credit facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the senior notes. Summit LLC has pledged substantially all of its assets as collateral for the senior secured credit facilities.

In 2015, the Issuers issued $650.0 million aggregate principal amount of 2023 Notes due July, 2023 under an indenture dated as of July 8, 2015 –$350.0 million on July 8, 2015 and $300.0 million on November 19, 2015. The July issuance of the 2023 notes were issued at par and the November add-on was issued at a discount. Interest on the 2023 notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2016.

In 2015, $625.0 million aggregate principal amount of 2020 Notes were redeemed – $288.2 million in April 2015 using proceeds from the IPO, $183.0 million in August 2015 and $153.8 million in December 2015.

On July 17, 2015, we refinanced our term loan under the senior secured credit facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our senior secured credit facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility from $422.0 million to $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in the amended and restated credit agreement that governs the senior secured credit facilities).

We used the net proceeds from the 2023 notes and the Refinancing to finance the initial $370.0 million cash purchase price for the Davenport Acquisition, to refinance our existing senior secured term loan facility, to redeem $183.0 million aggregate principal amount of the outstanding 2020 notes and to pay related fees and expenses.

Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.			Summit LLC
(in thousands)	2015	2014	2013	2015	2014	2013
Net cash provided by (used for):
Operating activities	$98,203	$79,238	$66,412	$98,203	$79,238	$66,412
Investing activities	(584,347)	(461,280)	(111,515)	(584,347)	(461,280)	(111,515)
Financing activities(1)	660,337	377,222	32,589	659,320	380,489	32,589
Cash paid for capital expenditures	$(88,950)	$(76,162)	$(65,999)	$(88,950)	$(76,162)	$(65,999)

(1)	The amounts included herein are those of Summit Inc.’s, which includes $1.0 million of distributions paid to Summit Inc. from Summit LLC that remained at Summit Inc. as of January 2, 2016.

Operating Activities

During the year ended January 2, 2016, cash provided by operating activities was $98.2 million primarily as a result of:

•	Net income of $1.5 million, adjusted for $90.5 million of non-cash expenses, including $125.0 million of depreciation, depletion, amortization and accretion and $19.9 million of share-based compensation expense, partially offset by $23.1 million of net gain on asset disposals.

•	$10.5 million of proceeds from improved collections of accounts receivable (billed and unbilled).

•	Approximately $18.6 million as a use of cash associated with the timing of accounts payable and accrued expense payments, including a $12.9 million decrease in interest payable as the 2015 year-end interest payment was made in fiscal 2015. We made $89.1 million of interest payments in 2015, which included $56.4 million of prepayment premiums on the 2020 Notes, which were redeemed in 2015.

During the year ended December 27, 2014, cash provided by operating activities was $79.2 million primarily as a result of:

•	A net loss of $6.3 million, adjusted for $97.3 million of non-cash expenses, including $95.5 million of depreciation, depletion, amortization and accretion.

•	An increase in accounts receivable of $10.4 million due to favorable weather in the fourth quarter. With the seasonality of our business, the majority of our sales typically occur in the spring, summer and fall resulting in an increase in accounts receivable in the second and third quarters, which is generally collected in the fourth and first quarters. However, revenue in the fourth quarter of 2014 exceeded revenue in the comparable period of 2013, which drove an increase in accounts receivable as of December 27, 2014.

•	Approximately $5.3 million of costs incurred related to accounting, legal and other services associated with the Registration Statement on Form S-1 filed by Summit Inc. In conjunction with the initial public offering by Summit Inc., Summit LLC became an indirect non-wholly owned subsidiary of Summit Inc.

•	Accrued liabilities contributing $13.3 million, primarily related to a $15.2 million increase in accrued interest as a result of the 2014 issuances of $375.0 million of senior notes. We made $64.1 million of interest payments in the year ended December 27, 2014.

During the year ended December 28, 2013, cash provided by operating activities was $66.4 million primarily as a result of:

•	A net loss of $103.7 million, adjusted for non-cash expenses, including $79.1 million of depreciation, depletion, amortization and accretion, a $68.2 million goodwill impairment charge and $12.4 million from net losses on asset disposals.

•	Collection of accounts receivable providing $9.9 million of additional cash due to an increased focus on processing billings and collecting on outstanding receivables.

Investing Activities

During the year ended January 2, 2016, cash used for investing activities was $584.3 million, of which $510.0 million related to the 2015 acquisitions of the Davenport Assets, Lewis & Lewis, LeGrand and Pelican. In addition, we invested $89.0 million in capital expenditures, partially offset by $13.1 million of proceeds from asset sales.

During the year ended December 27, 2014, cash used for investing activities was $461.3 million, $397.9 million of which related to the Alleyton, Troy Vines, Buckhorn Materials, Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions. In addition, we invested $76.2 million in capital expenditures, partially offset by $13.4 million of proceeds from asset sales.

During the year ended December 28, 2013, cash used for investing activities was $111.5 million, of which $61.6 million related to the April 1, 2013 acquisitions of certain Lafarge assets in and around Wichita, Kansas and Westroc. In addition, we invested $66.0 million in capital expenditures, offset by $16.1 million of proceeds from asset sales.

Financing Activities

During the year ended January 2, 2016, cash provided by financing activities was $660.3 million, which was primarily composed of the following:

•	$1,037.4 million of proceeds from Summit Inc.’s IPO and the August 2015 follow-on offering of shares of its Class A Common Stock;

•	less $61.6 million of equity issuance fees;

•	plus $648.1 million of proceeds from issuance of the 2023 Notes;

•	plus $231.1 million of net proceeds from refinancing of our term loan under the senior secured credit facilities;

•	less $35.0 million to purchase the noncontrolling interest of Continental Cement;

•	less $462.8 million to purchase an aggregate 18,675,000 LP Units from certain of our pre-IPO owners;

•	less $625.0 million to redeem the outstanding 2020 notes;

•	less $14.2 million of debt issuance costs;

•	less $18.1 million of payments on acquisition related liabilities; and

•	less $28.7 million of distributions to pre-IPO owners.

During the year ended December 27, 2014, cash provided by financing activities was $377.2 million, which was primarily composed of $363.9 million of net borrowings on debt. The Company issued $375.0 million of Senior Notes in 2014 at a premium, receiving $409.3 million of aggregate proceeds. The funds from the borrowings were primarily used to purchase Alleyton and Mainland, make payments on the revolving credit facility and for general corporate purposes. In addition, we received contributions from our sole member of $24.5 million and made $10.9 million of payments on our acquisition related liabilities.

During the year ended December 28, 2013, cash provided by financing activities was $32.6 million, which was primarily composed of $42.4 million in net borrowings on our revolving credit facility and proceeds from the February 2013 repricing transaction, through which our outstanding borrowings increased $25.0 million. Approximately $61.6 million of the funds from the borrowings were used on April 1, 2013 to purchase certain assets of Lafarge in and around Wichita, Kansas and all of the membership interests in Westroc. The remaining funds have been used for seasonal working capital requirements. In addition, we made $9.8 million of payments on our acquisition-related liabilities.

Cash Paid for Capital Expenditures

In 2015, we expended approximately $89.0 million compared to $76.2 million in 2014. In 2015, we invested approximately $7.2 million on the installation of a new asphalt plant in Texas and $2.8 million on the expansion of a sand and gravel plant in Kansas.

We expended approximately $76.2 million in 2014 compared to $66.0 million in 2013. Of this increase, it included continued development of an underground mine to extract limestone on our Hannibal, Missouri property where our cement plant is located ($6.3 million), which was substantially completed in 2014, $2.6 million of land purchases in Kansas and Kentucky and various other pieces of equipment and rolling stock.

Tax Receivable Agreement

Exchanges of LP Units for shares of Class A common stock are expected to result in increases in the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with the IPO, we entered into a tax receivable agreement with the holders of LP Units and the Investor Entities that provides for the payment by Summit Inc. to exchanging holders of LP Units and such other owners of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) these increases in tax basis and (ii) our utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the tax receivable agreement, are difficult to accurately estimate as they will vary depending upon a number of factors, including:

•	the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Summit Holdings at the time of each exchange;

•	the price of shares of our Class A common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Summit Holdings, is directly proportional to the price of shares of our Class A common stock at the time of the exchange;

•	the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available;

•	the amount of net operating losses—the amount of net operating losses of the Investor Entities at the time of any applicable merger or contribution transaction will impact the amount and timing of payments under the tax receivable agreement; and

•	the amount and timing of our income—Summit Inc. is required to pay 85% of the cash tax savings as and when realized, if any. If Summit Inc. does not have taxable income, Summit Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax savings that will result in payments under the tax receivable agreement.

We anticipate funding payments under the tax receivable agreement from cash flow from operations of our subsidiaries, available cash and available borrowings under our senior secured revolving credit facilities.

In addition, the tax receivable agreement provides that upon certain changes of control, Summit Inc.’s (or its successor’s) obligations would be based on certain assumptions, including that Summit Inc. would have sufficient taxable income to fully utilize the deductions arising from tax basis and other tax attributes subject to the tax receivable agreement. With respect to our obligations under the tax receivable agreement relating to previously exchanged or acquired LP Units and certain net operating losses, we would be required to make a payment equal to the present value (at a discount rate equal to one year LIBOR plus 100 basis points) of the anticipated future tax benefits determined using assumptions (ii) through (v) of the following paragraph.

Furthermore, Summit Inc. may elect to terminate the tax receivable agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the tax receivable agreement includes several assumptions, including that (i) any LP Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Summit Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Summit Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to LIBOR plus 100 basis points.

As a result of the change in control provisions and the early termination right, Summit Inc. could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the tax receivable agreement (although any such overpayment would be taken into account in calculating future payments, if any, under the tax receivable agreement) or that are prior to the actual realization, if any, of such future tax benefits. Also, the obligations of Summit Inc. would be automatically accelerated and be immediately due and payable in the event that Summit Inc. breaches any of its material obligations under the agreement and in certain events of bankruptcy or liquidation. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

Contractual Obligations

The following table presents, as of January 2, 2016, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt, including current portion	$1,296,750	$6,500	$11,375	$14,625	$1,264,250
Capital lease obligations	44,712	15,369	20,505	4,216	4,622
Operating lease obligations	21,930	6,280	8,659	4,946	2,045
Interest(1)	496,390	68,689	127,406	140,241	160,054
Acquisition-related liabilities	77,483	20,803	26,882	15,757	14,041
Royalty payments	73,584	3,963	9,266	7,956	52,399
Defined benefit plans(2)	10,553	1,851	2,582	2,621	3,499
Asset retirement obligation	56,669	3,752	5,794	2,137	44,986
Purchase commitments(3)	31,526	28,772	2,754	—	—
Other	2,260	639	1,223	398	—

Total contractual obligations(4)	$2,111,857	$156,618	$216,446	$192,897	$1,545,896

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of January 2, 2016 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund our defined benefit plans.
(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which generally approximate one year.
(4)	Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and the Investor Entities that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in tax basis of the tangible and intangible assets of Summit Holdings resulting from future exchanges of LP Units for shares of Class A common stock and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Based upon a $20.04 share price of our Class A common stock, which was the closing price on December 31, 2015, and that LIBOR were to be 1.2%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $607.0 million. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors.

In addition to the tax receivable agreement, the holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for tax distributions to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Inc.’s estimate of the net taxable income of Summit Holdings allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). We estimate the cash tax distribution payments to be $15.6 million in 2016 and $10.4 million in 2017. Estimating the tax distributions required under the limited partnership agreement is imprecise by its nature as the calculation depends on a variety of factors, including, but not limited to, projected taxable income of Summit Holdings and changes in ownership as a result of LP Units exchanges for shares of Class A common stock.

Commitments and Contingencies

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our consolidated financial condition, results of operations or liquidity.

We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ 40% ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and, ultimately, from us. Through January 2, 2016 we have funded $8.8 million, of which $4.0 million was funded in 2012 and $4.8 million was funded in 2011. On April 2, 2015, the Utah Department of Transportation filed suit in the Fourth District Court of Utah County, Utah against the joint venture and the parties to the joint venture seeking damages of at least $29.4 million. As of January 2, 2016 and December 27, 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of loss related to this matter.

In 2013, a dispute with the sellers of Harper Contracting related to the calculation of working capital from the August 2010 acquisition was settled. The working capital dispute was submitted to binding arbitration, the outcome of which resulted in the payment of $1.9 million to the sellers. In addition, various other acquisition-related disputes with the sellers were settled for approximately $0.8 million. The total payments of $2.7 million were made in 2013. There was no material effect on 2013 earnings as a result of these settlements.

We are obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of these firm purchase agreements generally approximate one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Off-Balance Sheet Arrangements

As of January 2, 2016, we had no material off-balance sheet arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to the valuation of accounts receivable, inventories, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Acquisitions—Purchase Price Allocation

We regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase our market share and/or are related to our existing markets. When an acquisition is completed, our consolidated statement of operations includes the operating results of the acquired business starting from the date of acquisition, which is the date that control is obtained. The purchase price is determined based on the fair value of assets given to and liabilities assumed from the seller as of the date of acquisition. We allocate the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions and the amounts and useful lives assigned to depreciable and amortizable assets compared to amounts assigned to goodwill, which is not amortized, can significantly affect the results of operations in the period of and periods subsequent to a business combination.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. We assign the highest level of fair value available to assets acquired and liabilities assumed based on the following options:

•	Level 1—Quoted prices in active markets for identical assets and liabilities.

•	Level 2—Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.

•	Level 3—Unobservable inputs, which includes the use of valuation models.

Level 2 inputs are typically used to estimate the fair value of acquired machinery, equipment and land and assumed liabilities for asset retirement obligations, environmental remediation and compliance obligations and contingencies.

Level 3 inputs are used to estimate the fair value of acquired mineral reserves, mineral interests and separately-identifiable intangible assets.

There is a measurement period after the acquisition date during which we may adjust the amounts recognized for a business combination. Any such adjustments are based on us obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement period adjustments are generally recorded as increases or decreases to the goodwill recognized in the transaction. The measurement period ends once we have obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of acquisition. Any adjustments to assets acquired or liabilities assumed beyond the measurement period are recorded in earnings.

We invested $510.0 million and $397.9 million in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended January 2, 2016 and December 27, 2014, respectively.

Goodwill and Goodwill Impairment

Goodwill is tested annually for impairment and in interim periods if events occur indicating that the carrying amounts may be impaired. The evaluation involves the use of significant estimates and assumptions and considerable management judgment. Our judgments regarding the existence of impairment indicators and future cash flows are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. The estimated future cash flows are derived from internal operating budgets and forecasts for long-term demand and pricing in our industry and markets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the affect such events might have on our reported values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse effect on our financial condition and results of operations.

The annual goodwill test is performed by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise further analysis is not required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceed directly to the two-step quantitative impairment test.

Under the two-step quantitative impairment test, step one of the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow (“DCF”) model to estimate the current fair value of our reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including macroeconomic trends in the private construction and public infrastructure industries, the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future sales and the appropriate interest rate used to discount the projected cash flows. Most of these assumptions vary significantly among the reporting units. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. We believe the estimates and assumptions used in the valuations are reasonable.

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for four of our reporting units. As a result of this analysis, we determined that it is more likely than not that the fair value of the four reporting units was greater than its carrying value. We performed Step 1 of the impairment test for the remaining reporting units, for which all but one had estimated fair values substantially in excess of carrying values ranging from 9% to 188%.

One of our reporting units is based in Midland/Odessa, Texas where the economy is largely exposed to the oil and gas sector. Beginning in 2014 and continuing throughout 2015, global oil prices declined. An extended period of low oil prices could have a material adverse effect on this reporting unit. However, we are unable to predict long term macroeconomic trends. We will continue to monitor demand for our products in this market to assess whether an event occurs that indicates the carrying amount of the reporting unit may be impaired requiring a goodwill impairment analysis. We did not recognize a goodwill impairment charge on the reporting unit’s $19.5 million of goodwill as of January 2, 2016. The estimated fair value of the reporting unit was 6.2% greater than its carrying value as of the date of the 2015 impairment test. The key assumptions in the impairment analysis were declining cash flows through 2018 with modest growth thereafter and an 11% discount rate.

As a result of the impairment test in 2013, we concluded that the book values of two of our reporting units, the Utah-based operations in the West segment and our Kentucky-based operations in the East segment exceeded their estimated fair values. For the Utah-based and Kentucky-based reporting units, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analyses, we recorded impairment charges to goodwill of $53.3 million and $14.9 million for the Utah-based and Kentucky-based region reporting units, respectively. After recognizing these impairment charges, the goodwill attributable to the Utah and Kentucky reporting units was $36.6 million and zero, respectively.

As of January 2, 2016, we determined that no events or circumstances from September 27, 2015 through January 2, 2016 indicated that a further assessment was necessary.

Impairment of Long-Lived Assets, Excluding Goodwill

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. Long-lived assets are material to our total assets; as of January 2, 2016, net property, plant and equipment, represented 53.0% of total assets. The evaluation involves the use of significant estimates and assumptions and considerable management judgment. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. A one year increase or decrease in the average useful lives of our property, plant and equipment would have affected 2015 depreciation expense by ($7.1) million or $8.2 million, respectively. An impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined by primarily using a cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results.

We consider the identification of an asset for disposal to be an event requiring evaluation of the asset’s fair value. Fair value is often determined to be the estimated sales price, less selling costs. If the carrying value exceeds the fair value, then an impairment charge is recognized equal to the expected loss on disposal. Throughout 2015, we recognized $23.1 million of net gains on asset dispositions, which include a $16.6 million gain on a cement terminal included as consideration for the purchase of the Davenport Assets. The net gain on asset dispositions includes both gains and losses on disposed assets and losses on assets identified for disposition in the succeeding twelve months. The losses commonly occur because the cash flows expected from selling the asset are less than the cash flows that could be generated from holding the asset for use. Gains (losses) from asset dispositions are included in general and administrative expenses.

The 2013 goodwill impairment recognized at two reporting units was considered to be an indication that the carrying value of long-lived assets may not be recoverable at those reporting units requiring further evaluation, despite positive cash flows in the year ended December 28, 2013 at both the Utah and Kentucky reporting units. The net book value of the long-lived assets at the Utah and Kentucky reporting units, as of the first day of the fourth quarter, was $117.3 million and $127.8 million, respectively. The evaluation indicated that the carrying value of the reporting units’ long-lived assets was less than the undiscounted future cash flows, resulting in no impairment of the evaluated long-lived assets. The type of long-lived assets at the reporting units, primarily plant and equipment, when purchased new, had generally increased in value from the date the long-lived assets at these reporting units were purchased. As a result, management does not believe that there is a risk that a material impairment charge will be recognized at these reporting units in the near future and there has not been a significant impairment charge in the years ended January 2, 2016 or December 27, 2014.

There were no changes to the useful lives of assets having a material effect on our financial condition or results of operations in 2015 or 2014.

Revenue Recognition

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mixed concrete and asphalt, but also include concrete products and plastics components, and from the provision of services, which are primarily paving and related services, but also include landfill operations, the receipt and disposal of waste that is converted to fuel for use in our cement plants, and underground storage space rental.

Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which generally is when the product is shipped, and collection is reasonably assured. Product revenue generally includes sales of aggregates, cement and other materials to customers, net of discounts or allowances, if any, and freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales.

Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

We account for revenue and earnings on our long-term paving and related services contracts as service revenue using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize paving and related services revenue as services are rendered. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. No material adjustments to a contract were recognized between 2013 and the year ended January 2, 2016.

We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

Mining Reclamation Obligations

We incur reclamation obligations as part of our mining activities. Our quarry activities require the removal and relocation of significant levels of overburden to access stone of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. This differentiation affects the potential obligation required at each individual subsidiary. As of January 2, 2016, our undiscounted reclamation obligations totaled $36.1 million, of which 18.8% is expected to be settled within the next five years and the remaining 81.2% thereafter.

Reclamation costs resulting from the normal use of long-lived assets, either owned or leased, are recognized over the period the asset is in use. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. The fair value is based on our estimate for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset.

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed quarry sites. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect our credit rating. We review reclamation obligations at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or early or delayed closure of a site. Any affect to earnings from cost revisions is included in cost of revenue.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Management has considered the current economic environment and its potential effect to our business. Demand for materials-based products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, in preceding years, declining tax revenue, state budget deficits and unpredictable or inconsistent federal funding have negatively affected states’ abilities to finance infrastructure construction projects.

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Decreasing oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represent approximately 16.9% of our consolidated revenue in 2015.

For the year ended January 2, 2016, our costs associated with liquid asphalt and energy amounted to approximately $186.8 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $18.7 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before January 2, 2016.

Inflation Risk

Inflation rates in recent years have not been a significant factor in our revenue or earnings due to relatively low inflation and our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalators in place for most public infrastructure sector contracts. Inflation risk varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market.

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we are subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2015 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

At January 2, 2016, we had $235.0 million of revolving credit commitments and $650.0 million of term loans under the senior secured credit facilities, which bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the 2015 quarterly average outstanding revolver balance of $44.7 million would increase interest expense by $0.4 million on an annual basis.

The interest rate on the term loans has a floor of 1.00%. The rate in effect at January 2, 2016 for one-month LIBOR was 0.42% and 0.61% for three-month LIBOR and, thus, the rate applicable to us was the floor rate of 1.00%. Therefore, a 100 basis point increase in the interest rate at January 2, 2016 would only have increased the rate from 1.00% to 1.61%, the effect of which would have been an increase of $0.5 million on annual interest expense. In 2015, our revolving credit commitments increased to $235.0 million and our term loans increased to $650.0 million with a floor of 1.00%. In the third quarter of 2015, we entered into an interest rate derivative on $200.0 million of our term loan borrowings to add stability to our interest expense and manage our exposure to interest rate movements.

At our cement plants, we sponsored two non-contributory defined benefit pension plans for certain hourly and salaried employees and one healthcare and life insurance benefits plan for certain eligible retired employees as of the end of fiscal 2014. As of January 2014, the two pension plans had been frozen to new participants and future benefit accruals and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage for current employees. As a result of the acquisition of the Davenport, Iowa unit in 2015, the hourly defined benefit pension plan was amended to permit a new group of participants into the plan to accrue benefits in accordance with the terms of the collective bargaining agreement covering such Davenport employees. In addition, the company adopted two new retiree healthcare and life insurance plans to provide benefits prior to Medicare eligibility for certain salaried and hourly Davenport employees respectively. Our results of operations are affected by our net periodic benefit cost from these plans, which was $0.8 million in 2015. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long-term rate of return on assets. Therefore, we have interest rate risk associated with these factors.

The healthcare and life insurance benefit plans are exposed to changes in the cost of healthcare services. A one percentage-point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $1.3 million or $(1.1) million, respectively, at January 2, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Summit Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries as of January 2, 2016 and December 27, 2014, and the related consolidated statements of operations, comprehensive loss, cash flows and changes in redeemable noncontrolling interest and stockholders’ equity for each of the fiscal years in the three-year period ended January 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Materials, Inc. and subsidiaries as of January 2, 2016 and December 27, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 18, 2016

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 2, 2016 and December 27, 2014

(In thousands, except share and per share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$186,405	$13,215
Accounts receivable, net	145,544	141,302
Costs and estimated earnings in excess of billings	5,690	10,174
Inventories	130,082	111,553
Other current assets	4,807	16,005

Total current assets	472,528	292,249

Property, plant and equipment, net	1,269,006	950,601
Goodwill	596,397	419,270
Intangible assets, net	15,005	17,647
Other assets	43,243	32,886

Total assets	$2,396,179	$1,712,653

Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity/Partners’ Interest
Current liabilities:
Current portion of debt	$6,500	$5,275
Current portion of acquisition-related liabilities	20,584	18,402
Accounts payable	81,397	78,854
Accrued expenses	92,942	101,496
Billings in excess of costs and estimated earnings	13,081	8,958

Total current liabilities	214,504	212,985

Long-term debt	1,273,652	1,043,685
Acquisition-related liabilities	39,977	42,736
Other noncurrent liabilities	100,186	92,524

Total liabilities	1,628,319	1,391,930

Commitments and contingencies (see note 14)
Redeemable noncontrolling interest	—	33,740
Stockholders’ equity/partners’ interest:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 49,745,944 shares issued and outstanding as of January 2, 2016	497	—
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 69,007,297 shares issued and outstanding as of January 2, 2016	690	—
Partners’ interest	—	285,685
Additional paid-in capital	619,003	—
Accumulated earnings	10,870	—
Accumulated other comprehensive loss	(2,795)	—

Stockholders’ equity/partners’ interest:	628,265	285,685
Noncontrolling interest in consolidated subsidiaries	1,362	1,298
Noncontrolling interest in Summit Materials, Inc.	138,233	—

Total stockholders’ equity/partners’ interest	767,860	286,983

Total liabilities, redeemable noncontrolling interest and stockholders’ equity/partners’ interest	$2,396,179	$1,712,653

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended January 2, 2016, December 27, 2014 and December 28, 2013

(In thousands, except share and per share amounts)

	2015	2014	2013
Revenue:
Product	$1,043,843	$806,280	$573,684
Service	246,123	264,325	250,680

Net revenue	1,289,966	1,070,605	824,364
Delivery and subcontract revenue	142,331	133,626	91,837

Total revenue	1,432,297	1,204,231	916,201

Cost of revenue (excluding items shown separately below):
Product	676,457	566,986	410,286
Service	171,857	186,548	174,929

Net cost of revenue	848,314	753,534	585,215
Delivery and subcontract cost	142,331	133,626	91,837

Total cost of revenue	990,645	887,160	677,052

General and administrative expenses	177,769	150,732	142,000
Goodwill impairment	—	—	68,202
Depreciation, depletion, amortization and accretion	119,723	87,826	72,934
Transaction costs	9,519	8,554	3,990

Operating income (loss)	134,641	69,959	(47,977)
Other income, net	(2,425)	(3,447)	(1,737)
Loss on debt financings	71,631	—	3,115
Interest expense	84,629	86,742	56,443

Loss from continuing operations before taxes	(19,194)	(13,336)	(105,798)
Income tax benefit	(18,263)	(6,983)	(2,647)

Loss from continuing operations	(931)	(6,353)	(103,151)
(Income) loss from discontinued operations	(2,415)	(71)	528

Net income (loss)	1,484	(6,282)	(103,679)

Net (loss) income attributable to noncontrolling interest in subsidiaries	(1,826)	2,495	3,112

Net loss attributable to Summit Holdings	(24,408)	$(8,777)	$(106,791)

Net income attributable to Summit Materials, Inc.	$27,718

Net income per share of Class A common stock:
Basic	$0.73
Diluted	$0.52
Weighted average shares of Class A common stock:
Basic	38,231,689
Diluted	88,336,574

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended January 2, 2016, December 27, 2014 and December 28, 2013

(In thousands)

	2015	2014	2013
Net income (loss)	$1,484	$(6,282)	$(103,679)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	(1,346)	—
Postretirement liability adjustment	2,123	(3,919)	4,407
Foreign currency translation adjustment	(14,099)	(5,816)	—
Loss on cash flow hedges	(944)	—	—

Other comprehensive (loss) income	(12,920)	(11,081)	4,407

Comprehensive loss	(11,436)	(17,363)	(99,272)
Less comprehensive (loss) income attributable to the noncontrolling interest in consolidated subsidiaries	(1,826)	915	4,434

Less comprehensive loss attributable to Summit Holdings	(34,533)	$(18,278)	$(103,706)

Comprehensive income attributable to Summit Materials, Inc.	$24,923

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended January 2, 2016, December 27, 2014 and December 28, 2013

(In thousands)

	2015	2014	2013
Cash flow from operating activities:
Net income (loss)	$1,484	$(6,282)	$(103,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	125,019	95,463	79,183
Share-based compensation expense	19,899	2,235	2,315
Deferred income tax benefit	(19,838)	(5,927)	(4,408)
Net (gain) loss on asset disposals	(23,087)	6,500	12,419
Goodwill impairment	—	—	68,202
Net (gain) loss on debt financings	(9,877)	—	2,989
Other	(1,629)	(957)	(1,098)
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	3,852	(10,366)	9,884
Inventories	4,275	(3,735)	499
Costs and estimated earnings in excess of billings	6,604	1,359	196
Other current assets	11,438	(3,997)	(453)
Other assets	(1,369)	4,767	(1,708)
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable	(4,241)	(6,455)	4,067
Accrued expenses	(14,354)	13,311	(742)
Billings in excess of costs and estimated earnings	1,313	(305)	1,998
Other liabilities	(1,286)	(6,373)	(3,252)

Net cash provided by operating activities	98,203	79,238	66,412

Cash flow from investing activities:
Acquisitions, net of cash acquired	(510,017)	(397,854)	(61,601)
Purchases of property, plant and equipment	(88,950)	(76,162)	(65,999)
Proceeds from the sale of property, plant and equipment	13,110	13,366	16,085
Other	1,510	(630)	—

Net cash used for investing activities	(584,347)	(461,280)	(111,515)

Cash flow from financing activities:
Proceeds from equity offerings	1,037,444	—	—
Capital issuance costs	(61,609)	—	—
Capital contributions by partners	—	24,350	—
Proceeds from debt issuances	1,748,875	762,250	234,681
Debt issuance costs	(14,246)	(9,085)	(3,864)
Payments on debt	(1,505,486)	(389,270)	(188,424)
Purchase of noncontrolling interests	(497,848)	—	—
Payments on acquisition-related liabilities	(18,056)	(10,935)	(9,801)
Distributions from partnership	(28,736)	—	—
Other	(1)	(88)	(3)

Net cash provided by financing activities	660,337	377,222	32,589

Impact of cash on foreign currency	(1,003)	(149)	—
Net increase (decrease) in cash	173,190	(4,969)	(12,514)

Cash and cash equivalents—beginning of period	13,215	18,184	30,698

Cash and cash equivalents—end of period	$186,405	$13,215	$18,184

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

Years ended January 2, 2016, December 27, 2014, and December 28, 2013

(In thousands, except share amounts)

				Summit Materials, Inc.
					Accumulated Other Comprehensive Loss							Total Stockholders’ Equity/ Partners’ Interest
	Redeemable Noncontrolling Interest	Partners’ Interest	Noncontrolling Interest in Subsidiaries	Accumulated Earnings						Additional Paid-in Capital	Noncontrolling Interest in Summit Inc.
						Class A Common Stock		Class B Common Stock
						Shares	Dollars	Shares	Dollars

Balance—December 29, 2012	$22,850	$384,635	$1,059	$—	$—	—	$—	—	$—	$—	$—	$385,694

Accretion/ redemption value adjustment	(2,365)	2,365	—	—	—	—	—	—	—	—	—	2,365
Net (loss) income	2,960	(106,791)	152	—	—	—	—	—	—	—	—	(106,639)
Other comprehensive income	1,322	3,085	—	—	—	—	—	—	—	—	—	3,085
Share-based compensation	—	2,315	—	—	—	—	—	—	—	—	—	2,315
Repurchase of member’s interest	—	(3)	—									(3)

Balance—December 28, 2013	24,767	285,606	1,211	—	—	—	—	—	—	—	—	286,817

Contributed capital	—	24,351	—	—	—	—	—	—	—	—	—	24,351
Accretion/ redemption value adjustment	8,145	(8,145)	—	—	—	—	—	—	—	—	—	(8,145)
Net (loss) income	2,408	(8,777)	87	—	—	—	—	—	—	—	—	(8,690)
Other comprehensive income	(1,580)	(9,501)	—	—	—	—	—	—	—	—	—	(9,501)
Share-based compensation	—	2,239	—	—	—	—	—	—	—	—	—	2,239
Repurchase of member’s interest	—	(88)	—	—	—	—	—	—	—	—	—	(88)

Balance—December 27, 2014	33,740	285,685	1,298	—	—	—	—	—	—	—	—	286,983

Contributed capital	—	—	—	—	—	—	—	—	—	—	—	—
Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive income	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424

Balance—March 11, 2015	64,102	207,270	1,221	—	—	—	—	—	—	—	—	208,491

				Summit Materials, Inc.
					Accumulated Other Comprehensive Loss							Total Stockholders’ Equity/ Partners’ Interest
	Redeemable Noncontrolling Interest	Partners’ Interest	Noncontrolling Interest in Subsidiaries	Accumulated Earnings						Additional Paid-in Capital	Noncontrolling Interest in Summit Inc.
						Class A Common Stock		Class B Common Stock
						Shares	Dollars	Shares	Dollars

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net income	—	—	141	27,718	—	—	—	—	—	—	16,930	44,789
Issuance of Class A Shares	—	—	—	—	—	47,981,653	480	—	—	512,508	—	512,988
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive income	—	—	—	—	(2,795)	—	—	—	—	—	(4,876)	(7,671)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interests	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	51,315	(51,315)	—
December 2015 purchase of LP Units	—	—	—	—		—	—	—	—	1,040	(1,040)	—
Share-based compensation	—	—	—	—	—	—	—	—	—	19,475	—	19,475
Dividend	—	—	—	(16,848)	—	735,108	7	—	—	16,840	—	(1)
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(28,736)	(28,736)

Balance—January 2, 2016	$—	$—	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	$619,003	$138,233	$767,860

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, unless otherwise noted)

(1) Summary of Organization and Significant Accounting Policies

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, two cement plants, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company is organized by geographic region and has three operating segments, which are also its reporting segments: the West; East; and Cement segments.

On September 23, 2014, Summit Inc. was formed as a Delaware corporation. Its sole material asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering, Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries and, through Summit Holdings, conducts its business. Together with Summit Inc., certain investment funds affiliated with Blackstone Capital Partners V L.P. and Silverhawk Summit, L.P. (collectively, the “Sponsors”) are the primary owners of Summit Holdings.

Initial Public Offering—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the initial public offering of its Class A common stock (“IPO”). Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued Class A Units (“LP Units”) from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds: (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1⁄2% senior notes due January 31, 2020 (“2020 Notes”); (ii) to purchase 71,428,571 Class B Units of Continental Cement Company, L.L.C. (“Continental Cement”); (iii) to pay a one-time termination fee of $13.8 million primarily to affiliates of the Sponsors in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The $288.2 million redemption of 2020 Notes was completed at a redemption price equal to par plus an applicable premium of $38.2 million and $5.2 million of accrued and unpaid interest.

Follow-On Offering—On August 11, 2015, Summit Inc. raised $555.8 million, net of underwriting discounts, through the issuance of 22,425,000 shares of Class A common stock at a public offering price of $25.75 per share. Summit Inc. used the offering proceeds to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 LP Units from certain pre-IPO owners, at a purchase price per LP Unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. Summit Inc. caused Summit Holdings to use the proceeds from the newly-issued LP Units to pay all of the $80.0 million deferred purchase price related to the July 17, 2015 acquisition of a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River (the “Davenport Assets”) and for general corporate purposes.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. As a result of the Reorganization, Summit Holdings became a variable interest entity. Summit Inc. is the primary beneficiary of Summit Holdings as a result of its 100% voting power and control over Summit Holdings and its obligation to absorb losses and its right to receive benefits of Summit Holdings and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination of 72.2% between March 11, 2015 and August 10, 2015, 50.7% between August 11, 2015 and December 27, 2015 and 50.3% between December 28, 2015 and January 2, 2106. Summit Inc.’s August 2015 purchase of 22,425,000 LP Units, 18,675,000 of which were previously held by certain pre-IPO owners, decreased the noncontrolling interest’s economic interest from 72.2% to 50.7%.

Noncontrolling interests in consolidated subsidiaries represent a 20% ownership in Ohio Valley Asphalt, LLC and, prior to the IPO and concurrent purchase of the noncontrolling interests of Continental Cement, a 30% redeemable ownership in Continental Cement. All intercompany balances and transactions have been eliminated. The Company attributes consolidated member’s interest and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

Use of Estimates—The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned and costs to complete open contracts. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements in the period in which the change in estimate occurs.

Business and Credit Concentrations—The majority of the Company’s customers are located in Texas, Kansas, Utah, Missouri and Kentucky and accounts receivable consist primarily of amounts due from customers within these states. Collection of these accounts is, therefore, dependent on the economic conditions in the aforementioned states. However, credit granted within the Company’s trade areas has been granted to a wide variety of customers. No single customer accounted for more than 10% of revenue in 2015, 2014 or 2013. Management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers.

Accounts Receivable—Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the collectability of individual accounts. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment terms. Balances that remain outstanding after reasonable collection efforts are exercised are written off through a charge to the valuation allowance.

The balances billed but not paid by customers, pursuant to retainage provisions included in contracts, are generally due upon completion of the contracts.

Revenue and Cost Recognition—Revenue for product sales are recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Product revenue includes sales of aggregates, cement and other materials to customers, net of discounts, allowances or taxes, as applicable.

Revenue from construction contracts are included in service revenue and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. An amount equal to contract costs incurred that are attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at January 2, 2016 will be billed in 2016. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

Revenue from the receipt of waste fuels is classified as service revenue and is based on fees charged for the waste disposal, which are recognized when the waste is accepted.

Inventories—Inventories consist of stone that has been removed from quarries and processed for future sale, cement, raw materials and finished concrete blocks. Inventories are valued at the lower of cost or market and are accounted for on a first-in first-out basis or an average cost basis. If items become obsolete or otherwise unusable or if quantities exceed what is projected to be sold within a reasonable period of time, they will be charged to costs of production in the period that the items are designated as obsolete or excess inventory. Stripping costs are costs of removing overburden and waste material to access aggregate materials and are recognized in cost of revenue in the same period that the stripping costs are incurred.

Property, Plant and Equipment, net—Property, plant and equipment are recorded at cost, less accumulated depreciation, depletion and amortization. Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance costs that do not substantially expand productive capacity or extend the life of property, plant and equipment are expensed as incurred.

Landfill airspace is included in property, plant and equipment at cost and is amortized based on utilization of the asset. Management reassesses the landfill airspace capacity with any changes in value recorded in cost of revenue. Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.

Upon disposal of an asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in general and administrative expenses.

Depreciation on property, plant and equipment, including assets subject to capital leases, is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. The estimated useful lives are generally as follows:

Buildings and improvements	7—40 years
Plant, machinery and equipment	20—40 years
Mobile equipment and barges	15—20 years
Office equipment	3—6 years
Truck and auto fleet	5—10 years
Landfill airspace and improvements	5—60 years
Other	2—10 years

Depletion of mineral reserves is calculated for proven and probable reserves by the units of production method on a site-by-site basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the asset’s useful life or the remaining lease term.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Such indicators may include, among others, deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods.

Property, plant and equipment is tested for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, the property, plant and equipment impairment test is at a significantly lower level than the level at which goodwill is tested for impairment. In markets where the Company does not produce downstream products (e.g., ready-mixed concrete, asphalt paving mix and paving and related services), the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market or the cement operations, as a whole. Conversely, in vertically-integrated markets, the cash flows of the downstream and upstream businesses are not largely independently identifiable and the vertically-integrated operations are considered the lowest level of largely independent identifiable cash flows.

Assets are assessed for impairment charges when identified for disposition. Projected losses from disposition are recognized in the period in which they become estimable, which may be in advance of the actual disposition. The net gain (loss) from asset dispositions recognized in general and administrative expenses in fiscal years 2015, 2014 and 2013 was $23.1 million, ($6.5 million) and ($12.4 million), respectively. No material impairment charges have been recognized on assets held for use in 2015, 2014 or 2013. The losses are commonly a result of the cash flows expected from selling the asset being less than the expected cash flows that could be generated from holding the asset for use.

Accrued Mining and Landfill Reclamation—The mining reclamation reserve and financial commitments for landfill closure and post-closure activities are based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed sites. Estimates of these obligations have been developed based on management’s interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Costs are estimated in current dollars, inflated until the expected time of payment, using an inflation rate of 2.5%, and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity, adjusted to reflect the Company’s credit rating. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities. However, subsequent increases in the recognized obligations are measured using a current credit-adjusted, risk-free rate. Decreases in the recognized obligations are measured at the initial credit-adjusted, risk-free rate.

Significant changes in inflation rates or the amount or timing of future cost estimates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the asset) and (2) a change in accretion of the liability and depreciation of the asset to be recorded prospectively over the remaining capacity of the unmined quarry or landfill.

Intangible Assets—The Company’s intangible assets are primarily composed of lease agreements and reserve rights. The assets related to lease agreements reflect the submarket royalty rates paid under agreements, primarily, for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates to contract-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but do not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases. The following table shows intangible assets by type and in total:

	January 2, 2016			December 27, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$10,357	$(2,531)	$7,826	$10,357	$(2,031)	$8,326
Reserve rights	8,636	(2,078)	6,558	9,094	(540)	8,554
Trade names	1,000	(558)	442	1,020	(470)	550
Other	249	(70)	179	249	(32)	217

Total intangible assets	$20,242	$(5,237)	$15,005	$20,720	$(3,073)	$17,647

Amortization expense in 2015, 2014, and 2013 was $2.2 million, $0.9 million, and $0.8 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2016	2,167
2017	959
2018	959
2019	959
2020	901
Thereafter	9,060

Total	$15,005

Goodwill—Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the expected profitability, assembled workforces of the acquired businesses and the synergies expected to arise after the Company’s acquisition of those businesses. Goodwill is not amortized, but is tested annually for impairment as of the first day of the fourth quarter and at any time that events or circumstances indicate that goodwill may be impaired. A qualitative approach may first be applied to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, the two-step quantitative impairment test is then performed, otherwise further analysis is not required. The two-step impairment test first identifies potential goodwill impairment for each reporting unit and then, if necessary, measures the amount of the impairment loss.

Income Taxes—The Company is a corporation subject to income taxes in the United States. Certain subsidiaries of the Company are subject to income taxes in the United States and Canada, the provisions for which are included in the consolidated financial statements. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

The Company’s deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the jurisdictions in which they arise and periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines it would be able to realize its deferred tax assets for which a valuation allowance had been recorded then an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company evaluates the tax positions taken on income tax returns that remain open to examination by the respective tax authorities from prior years and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

Earnings per Share—The Company computes basic earnings per share attributable to stockholders by dividing income attributable to Summit Inc. by the weighted-average shares of Class A common stock outstanding. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company’s earnings. Since the Class B common stock has no economic value, those shares are not included in the weighted-average common share amount for basic or diluted earnings per share. In addition, as the shares of Class A common stock are issued by Summit Inc., the earnings and equity interests of noncontrolling interests, including those of Summit Holdings, are not included in basic or diluted earnings per share.

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

In 2015, the Company entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of January 2, 2016 and December 27, 2014 was:

	2015	2014

Current portion of acquisition-related liabilities and derivatives:
Contingent consideration	$4,918	$2,375
Cash flow hedge	224	—

Acquisition- related liabilities and derivatives:
Contingent consideration	$2,475	$5,379
Cash flow hedge	681	—

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1 —	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 —	Inputs other than Level 1 that are based on observable market data, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs that are observable that are not prices and inputs that are derived from or corroborated by observable markets.

Level 3 —	Valuations developed from unobservable data, reflecting the Company’s own assumptions, which market participants would use in pricing the asset or liability.

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. In 2015 and 2014, we recognized immaterial reductions to contingent consideration.

The fair value of the derivatives are based on observable, or Level 2, inputs, including interest rates, bond yields and prices in inactive markets. There was no material adjustments to the fair value of derivatives recognized in 2015.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of January 2, 2016 and December 27, 2014 was:

	January 2, 2016		December 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value

Level 2
Long-term debt(1)	$1,283,799	$1,291,858	$1,101,873	$1,048,960

Level 3
Current portion of deferred consideration and noncompete obligations(2)	15,666	15,666	16,027	16,027
Long term portion of deferred consideration and noncompete obligations(3)	37,502	37,502	37,357	37,357

(1)	$6.5 million and $5.3 million included in current portion of debt as of January 2, 2016 and December 27, 2014, respectively.
(2)	Included in current portion of acquisition-related liabilities on the balance sheet.
(3)	Included in acquisition-related liabilities on the balance sheet.

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

Securities with a maturity of three months or less are considered cash equivalents and the fair value of these assets approximates their carrying value.

New Accounting Standards—In November 2015, the FASB issued a new accounting standard to simplify the presentation of deferred income taxes. Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, requires that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. However, the Company adopted this ASU in 2015 and applied it retrospectively to all prior periods (i.e., the balance sheet for each period was adjusted), resulting in $1.1 million decrease to both Other Current Assets and Other Noncurrent Liabilities as of December 27, 2014.

In October 2015, the FASB issued a new accounting standard to simplify the accounting for measurement-period adjustments. ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, requires adjustments to provisional amounts during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects to be recognized in the current-period financial statements. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the acquisition occurs, an acquirer should report provisional amounts related to items for which the accounting is incomplete. During the measurement period, the provisional amounts are then adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The measurement period ends as soon as the acquirer receives the information it was seeking or learns that more information is not obtainable. However, the measurement period cannot exceed one year from the acquisition date. In addition, the amendments require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period by income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. However, the Company adopted this ASU in 2015, resulting in an immaterial effect on the consolidated financial statements.

In April 2015, the FASB issued a new accounting standard to simplify the presentation of debt issuance costs. ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. However, the Company adopted this ASU in 2015 and applied it retrospectively to all prior periods (i.e., the balance sheet for each period will be adjusted), resulting in $16.8 million decrease to both Other Assets (noncurrent) and Long-term Debt as of December 27, 2014.

In April 2015, the FASB issued a new accounting standard, ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. However, the Company adopted this ASU in 2015, resulting in an immaterial effect on the consolidated financial statements.

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

Reclassifications—Certain amounts in the prior year have been reclassified to conform to the presentation in the current period.

(2) Acquisitions

The Company has completed numerous acquisitions since its formation in 2009, which were financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value.

West segment

•	On December 1, 2015, the Company acquired all of the assets of Pelican Asphalt Company, LLC, an asphalt terminal business. The acquisition was funded with cash on hand.

•	On August 21, 2015, the Company acquired all of the stock of LeGrand Johnson Construction Co., a vertically integrated construction materials company based in Utah and servicing the northern and central Utah, western Wyoming and southern Idaho markets. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•	On June 1, 2015, the Company acquired all of the stock of Lewis & Lewis, Inc., a vertically integrated, materials-based business in Wyoming. The acquisition was funded with borrowings under the Company’s revolving credit facility.

Cement segment

•	On July 17, 2015, the Company completed the acquisition of the Davenport Assets, a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River for $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa, for which a $16.6 million gain on disposition was recognized in general and administrative costs. The cash purchase price was funded through a combination of debt (see Note 7) and $80.0 million with proceeds from the August 2015 equity offering. Combined with the Company’s cement plant in Hannibal, Missouri, the Company has over two million short tons of cement capacity across our two plants and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana. The Davenport Assets were immediately integrated into the Company’s existing cement operations such that it is not practicable to report revenue and net income separately for the Davenport Assets.

Pro Forma Financial Information (unaudited)—The following unaudited supplemental pro forma information presents the financial results as if the Davenport Assets had been acquired on the first day of the 2014 fiscal year. This information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on the first day of the preceding fiscal year, nor is it indicative of any future results. The pro forma adjustments include a reduction of transaction costs of $6.6 million and additional depreciation, depletion, amortization and accretion of $5.9 million in the year ended January 2, 2016 and an increase of transaction costs of $6.6 million and additional depreciation, depletion, amortization and accretion of $11.8 million in the year ended December 27, 2014.

	Year ended
	January 2, 2016	December 27, 2014

Revenue	$1,482,635	$1,317,911
Net income	42,114	(33,373)
Net income per share	1.10	N/A

The purchase price allocation, primarily the valuation of property, plant and equipment, for the Davenport Assets, Lewis & Lewis, LeGrand and Pelican acquisitions has not yet been finalized due to the recent timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates in 2015:

	Davenport July 17, 2015	Year Ended January 2, 2016 (excluding Davenport)

Financial assets	$—	$12,555
Inventories	21,776	2,036
Property, plant and equipment	275,436	57,817
Intangible assets	—	—
Other assets	6,450	(745)
Financial liabilities	(2,190)	(13,733)
Other long-term liabilities	(4,086)	(11,289)

Net assets acquired	297,386	46,641
Goodwill	170,067	15,710

Purchase price	467,453	62,351

Acquisition related liabilities	—	(1,044)
Bettendorf assets	(18,743)	—

Net cash paid for acquisitions	$448,710	$61,307

(3) Goodwill

As of January 2, 2016, the Company had 11 reporting units with goodwill for which the annual goodwill impairment test was completed. To perform the annual impairment test on the first day of the fourth quarter of 2015, four of our reporting units were assessed under a qualitative assessment. As a result of this analysis, it was determined that it is more likely than not that the fair value of the four reporting units were greater than its carrying value. Accordingly, for those reporting units, the two-step quantitative impairment test was not performed. For the remaining reporting units, Step 1 of the impairment test was performed. The Company estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach. These valuation methods used Level 2 and Level 3 assumptions, including, but not limited to, sales prices of similar assets, assumptions related to future profitability, cash flows, and discount rates. These estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flow estimates in applying the income approach required management to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates about revenue growth, acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows required the selection of risk premiums, which can materially affect the present value of estimated future cash flows. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2015. The accumulated impairment charges recognized in prior periods totaled $68.2 million.

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total

Balance, December 28, 2013	$54,249	$48,693	$24,096	$127,038
Acquisitions	246,506	49,396		295,902
Foreign currency translation adjustments	(3,670)	—	—	(3,670)

Balance, December 27, 2014	297,085	98,089	24,096	419,270
Acquisitions(1)	15,491	219	170,067	185,777
Foreign currency translation adjustments	(8,650)	—	—	(8,650)

Balance, January 2, 2016	$303,926	$98,308	$194,163	$596,397

(1)	Includes certain adjustments related to 2014 acquisitions

(4) Accounts Receivable, Net

Accounts receivable, net consisted of the following as of January 2, 2016 and December 27, 2014:

	2015	2014
Trade accounts receivable	$133,418	$131,060
Retention receivables	13,217	12,053
Receivables from related parties	635	333

Accounts receivable	147,270	143,446
Less: Allowance for doubtful accounts	(1,726)	(2,144)

Accounts receivable, net	$145,544	$141,302

Retention receivables are amounts earned by the Company, but held by customers until projects have been fully completed or near completion. Amounts are expected to be billed and collected within a year.

(5) Inventories

Inventories consisted of the following as of January 2, 2016 and December 27, 2014:

	2015	2014
Aggregate stockpiles	$86,236	$88,211
Finished goods	14,840	8,826
Work in process	5,141	1,801
Raw materials	23,865	12,715

Total	$130,082	$111,553

(6) Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of January 2, 2016 and December 27, 2014:

	2015	2014
Land (mineral bearing) and asset retirement costs	$142,645	$129,957
Land (non-mineral bearing)	151,008	112,932
Buildings and improvements	133,043	86,702
Plants, machinery and equipment	860,085	622,466
Mobile equipment and barges	231,523	182,334
Office equipment	17,708	14,087
Truck and auto fleet	24,539	22,821
Landfill airspace and improvements	48,513	48,513
Construction in progress	26,447	8,445
Other	—	1,719

Property, plant and equipment	1,635,511	1,229,976
Less accumulated depreciation, depletion and amortization	(366,505)	(279,375)

Property, plant and equipment, net	$1,269,006	$950,601

Depreciation, depletion and amortization expense of property, plant and equipment was $111.6 million, $85.8 million and $71.4 million in the years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively.

Property, plant and equipment at January 2, 2016 and December 27, 2014 included $47.0 million and $30.0 million, respectively, of capital leases for certain equipment and a building with accumulated amortization of $7.0 million and $3.6 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $15.3 million and $17.5 million of the future obligations associated with the capital leases are included in accrued expenses as of January 2, 2016 and December 27, 2014, respectively, and the present value of the remaining capital lease payments, $29.5 million and $13.7 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $15.4 million, $10.0 million, $10.5 million, $1.7 million, and $2.6 million for the years ended 2016, 2017, 2018, 2019 and 2020, respectively.

(7) Accrued Expenses

Accrued expenses consisted of the following as of January 2, 2016 and December 27, 2014:

	2015	2014
Interest	$19,591	$32,475
Payroll and benefits	24,714	20,326
Capital lease obligations	15,263	17,530
Insurance	9,824	11,402
Non-income taxes	4,618	5,520
Professional fees	2,528	3,299
Other(1)	16,404	10,944

Total	$92,942	$101,496

(1)	Consists primarily of subcontractor and working capital settlement accruals.

(8) Debt

Debt consisted of the following as of January 2, 2016 and December 27, 2014:

	2015	2014
Term Loan, due 2022:
$646.8 million term loan, net of $3.1 million discount at January 2, 2016 and $415.7 million term loan, net of $2.3 million discount at December 27, 2014	643,693	413,369
6 1⁄8% Senior Notes, due 2023:
$650.0 million senior notes, including a $1.8 million discount at January 2, 2016	648,165
10 1⁄2% Senior Notes, due 2020:
$625.0 million senior notes, including a $26.5 million net premium at December 27, 2014	—	651,548

Total	1,291,858	1,064,917
Current portion of long-term debt	6,500	5,275

Long-term debt	$1,285,358	$1,059,642

The contractual payments of long-term debt, including current maturities, for the five years subsequent to January 2, 2016, are as follows:

2016	$6,500
2017	6,500
2018	4,875
2019	6,500
2020	8,125
Thereafter	1,264,250

Total	1,296,750
Less: Original issue net discount	(4,892)
Less: Capitalized loan costs	(11,706)

Total debt	$1,280,152

Senior Notes—The 6.125% senior notes due July 15, 2023 (the “2023 Notes”) were issued under an indenture dated July 15, 2015 (as amended and supplemented, the “2015 Indenture”) by Summit Materials, LLC (“Summit LLC”) and Summit Materials Finance Corp. (collectively, the “Issuers”). The Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2015 Indenture also contains customary events of default. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016.

The Issuers issued $350.0 million in July 2015 and an additional $300.0 million in November 2015 of the 2023 Notes. The net proceeds from the 2023 Notes, with proceeds from the refinancing of the term loan described below, were used to pay the $370.0 million initial purchase price for the Davenport Assets, to redeem $183.0 million plus $153.8 million in aggregate principal amount of the 2020 Notes and pay related fees and expenses. The 2023 Notes were issued at 100% and 99.375% of their par value, respectively.

Through December 27, 2014, the Issuers had issued an aggregate $625.0 million of 2020 Notes under an indenture dated January 30, 2012 (as amended and supplemented, the “2012 Indenture”). The 2012 Indenture contained covenants and events of default generally consistent with the 2015 Indenture. On September 8, 2014 and January 17, 2014, the Issuers issued $115.0 million and $260.0 million, respectively, aggregate principal amount of 2020 Notes (the “Additional Notes”), receiving proceeds of $409.3 million, before payment of fees and expenses and including an aggregate $34.3 million premium. The proceeds from the sale of the Additional Notes were used to fund acquisitions, to make payments on the revolving credit facility and for general corporate purposes. The Additional Notes were treated as a single series with the $250.0 million of 2020 Notes issued in January 2012 (the “Existing Notes”) and had substantially the same terms as those of the Existing Notes. The Additional Notes and the Existing Notes were treated as one class under the 2012 Indenture.

In April, August and November 2015, using proceeds from the IPO, the refinancing of the term loan described below and the proceeds from the 2023 Notes, $288.2 million, $183.0 million and $153.8 million, respectively, aggregate principal amount of the outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium and the 2012 Indenture was satisfied and discharged. As a result of the redemptions, net charges of $56.5 million were recognized in the year ended January 2, 2016. The fees included $66.6 million for the applicable prepayment premium and $11.9 million for the write-off of deferred financing fees, partially offset by $22.0 million of net benefit from the write-off the original issuance net premium in the year ended January 2, 2016.

As of January 2, 2016 and December 27, 2014, the Company was in compliance with all covenants under the indenture applicable as of each date.

Senior Secured Credit Facilities—Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date, which is July 17, 2022. On July 17, 2015, Summit LLC refinanced its term loan under the Senior Secured Credit Facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under the Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under the term loan facility from $422.0 million to an aggregate $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement governing the Senior Secured Credit Facilities, the “Credit Agreement”).

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated March 11, 2015. As a result of this amendment, $0.4 million of deferred financing charges were recognized in the year ended January 2, 2016.

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.25% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.25% for LIBOR rate loans. The interest rate in effect at January 2, 2016 was 4.3%.

There were no outstanding borrowings under the revolving credit facility as of January 2, 2016, leaving remaining borrowing capacity of $210.6 million, which is net of $24.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Senior Secured Credit Facilities, should be no greater than 4.75:1.0 as of each quarter-end. As of January 2, 2016 and December 27, 2014, Summit LLC was in compliance with all covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the 2023 Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $73.6 million, $78.6 million and $50.1 million for the years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively. The following table presents the activity for the deferred financing fees for the year ended January 2, 2016 and December 27, 2014:

Deferred financing fees
Balance—December 28, 2013	$11,485

Loan origination fees	9,713
Amortization	(3,983)

Balance—December 27, 2014	$17,215

Loan origination fees	14,246
Amortization	(3,390)
Write off of deferred financing fees	(12,179)

Balance—January 2, 2016	$15,892

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of January 2, 2016.

(9) Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance—December 27, 2014	$—	$—	$—	$—

Postretirement liability adjustment	1,049	—		1,049
Foreign currency translation adjustment	—	(3,379)	—	(3,379)
Loss on cash flow hedges	—	—	(465)	(465)

Balance—January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)

(10) Income Taxes

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

As of January 2, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the year ended January 2, 2016. As of the IPO, Summit Inc. had a net deferred tax asset of $50.5 million, which primarily consisted of a $69.0 million temporary difference related to the tax intangible assets basis in excess of book, offset by the $6.9 million and $10.9 million book aggregate reserves and fixed assets in excess of tax basis, respectively.

For the years ended January 2, 2016, December 27, 2014, and December 28, 2013, income taxes consisted of the following:

	2015	2014	2013
Provision for income taxes:
Current	$1,605	(906)	1,761
Deferred	(19,868)	(6,077)	(4,408)

Income tax benefit	$(18,263)	(6,983)	(2,647)

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 35% due to the following:

	2015	2014	2013
Income tax benefit at federal statutory tax rate	$(6,718)	$(4,643)	$(37,160)
Less: Income tax (benefit) expense at federal statutory tax rate for LLC entities	(10,747)	(2,272)	32,801
State and local income taxes	(2,389)	(224)	130
Permanent Differences	2,147	(129)	(411)
Goodwill impairment	—	—	1,046
Valuation allowance	—	1,693	729
Other	(556)	(1,408)	218

Income tax benefit	$(18,263)	$(6,983)	$(2,647)

The following table summarizes the components of the net deferred income tax liability as January 2, 2016 and December 27, 2014:

	2015	2014
Deferred tax (liabilities) assets:
Imputed interest deduction pursuant to tax receivable agreement	$68,840	$—
Accelerated depreciation	(23,781)	(40,141)
Mining reclamation reserve	3,476	2,180
Net operating loss	38,279	7,106
Net intangible assets	158,666	(1,072)
Inventory purchase accounting adjustments	1,275	1,275
Investment in limited partnership	(14,304)	—
Working capital (e.g., accrued compensation, prepaid assets)	9,455	(10)

Deferred tax liabilities, net	241,906	(30,662)
Less valuation allowance on loss carryforwards	(263,825)	(2,523)

Total	$(21,919)	$(33,185)

The net deferred income tax liability as of January 2, 2016, and December 27, 2014, are included in other noncurrent liabilities on the consolidated balance sheets.

Valuation Allowance—In assessing the realizability of deferred tax assets, including the deferred tax assets resulting from the expected taxable loss in 2015 and those generated under the tax receivable agreement, management determined that it was more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible (including the effect of available carryback and carryforward periods) and tax-planning strategies. The deferred income tax asset related to net operating losses resides with three separate tax paying entities (or subsidiary groups) of Summit Inc. Two of these tax payers have historically generated taxable income and are forecast to continue generating taxable income. However, management anticipates that Summit’s Inc.’s deferred income tax asset related to its proportional share of Summit Holdings’ net operating losses will not be fully utilized before its expiration in 2035. Due to this and other negative evidence, a valuation allowance has been recorded on Summit Inc.’s net deferred tax assets as of January 2, 2016. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change and additional weight is given to subjective evidence such as our projections for growth. At January 2, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $96.2 million and $100.2 million, respectively, which are available to offset future federal and state taxable income, if any, through 2035.

The tax years 2012 to 2015 remain open and subject to audit by federal, Canada, and state tax authorities. No income tax expense or benefit was recognized in other comprehensive loss in the years ended January 2, 2016, December 27, 2014 and December 28, 2013.

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In August 2015, 18,675,000 LP units were purchased by Summit Inc. resulting in an estimated $249.4 million deferred tax asset, approximately 85% of which is a liability due to the holders of the exchanged LP Units. As discussed above, a full valuation allowance was recognized on the net deferred tax asset. As realization of the tax benefit is not currently deemed probable, the related liability to the former LP Unit holders is not considered probable and is not included in the consolidated balance sheet.

Tax Distributions—The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the year ended January 2, 2016, Summit Holdings paid tax distributions to its partners other than Summit Inc. totaling $28.7 million.

(11) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors an employee 401(k) savings plan for its employees and certain union employees. The plan provides for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $7.1 million, $3.8 million and $2.3 million for the years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively.

Defined Benefit and Other Postretirement Benefits Plans—The Company’s subsidiary, Continental Cement, sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The salaried plan is closed to new participants and benefits are frozen. The hourly plan is also frozen except that new hourly participants from the Davenport, Iowa location accrue new benefits in the hourly plan. Pension benefits for eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for eligible salaried employees are generally based on years of service and average eligible compensation.

Continental Cement also sponsors three unfunded healthcare and life insurance benefits plans for certain eligible retired employees. Effective January 1, 2014, the plan covering employees of the Hannibal, Missouri location was amended to eliminate all future retiree health and life coverage for current employees. During 2015, Continental Cement adopted two new unfunded healthcare and life insurance plans to provide benefits prior to Medicare eligibility for certain salaried and hourly employees of the Davenport, Iowa location.

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the healthcare and life insurance benefits plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the APBO. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations are based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest-crediting rates and mortality rates.

Effective in 2015, the Company uses December 31 as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of December 31, 2015 and December 27, 2014 and for the years ended December 31, 2015, December 27, 2014 and December 28, 2013:

	2015		2014
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Change in benefit obligations:
Beginning of period	$28,909	$13,356	$25,644	$14,155
Service cost	159	149	75	106
Interest cost	1,041	447	1,081	493
Actuarial (gain) loss	(1,465)	(1,720)	3,798	1,992
Change in plan provision	908	1,896	—	(2,553)
Benefits paid	(1,638)	(670)	(1,689)	(837)

End of period	27,914	13,458	28,909	13,356

Change in fair value of plan assets:
Beginning of period	$18,872	$—	$19,074	$—
Actual return on plan assets	(63)		526	—
Employer contributions	1,166	670	961	837
Benefits paid	(1,639)	(670)	(1,689)	(837)

End of period	18,336	—	18,872	—

Funded status of plans	$(9,578)	$(13,458)	$(10,037)	$(13,356)

Current liabilities	$—	$(964)	$—	$(1,041)
Noncurrent liabilities	(9,578)	(12,494)	(10,037)	(12,315)

Liability recognized	$(9,578)	$(13,458)	$(10,037)	$(13,356)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$9,024	$3,949	$9,365	$5,904
Prior service cost	—	(2,206)	—	(2,380)

Total amount recognized	$9,024	$1,743	$9,365	$3,524

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss and prior service cost, which has not yet been recognized in periodic benefit cost, adjusted for amounts allocated to the redeemable noncontrolling interest. At January 2, 2016, the actuarial loss expected to be amortized from AOCI to periodic benefit cost in 2016 is $16 thousand and $1.7 million for the pension and postretirement obligations, respectively.

	2015		2014		2013
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial (loss) gain	$(16)	$(1,720)	$4,650	$1,992	$(2,838)	$(1,048)
Prior service cost	—	—	—	(2,553)	—	—
Amortization of prior year service cost	—	174	—	174	—	180
Curtailment benefit	—	—	—	1,346	—	—
Amortization of gain	(326)	(235)	(117)	(227)	(387)	(314)
Adjustment to Prior Service Cost due to purchase accounting	—	—	—	—	—	—

Total amount recognized	$(342)	$(1,781)	$4,533	$732	$(3,225)	$(1,182)

Components of net periodic benefit cost:
Service cost	$159	$149	$75	$106	$295	$236
Interest cost	1,041	447	1,081	493	963	513
Amortization of loss	326	235	117	227	387	314
Expected return on plan assets	(1,385)	—	(1,378)	—	(1,348)	—
Curtailments	—	—	—	(1,346)	—	—
Special termination benefits	—	—	—	—	—	39
Amortization of prior service credit	—	(174)	—	(174)	—	(180)

Net periodic benefit cost	$141	$657	$(105)	$(694)	$297	$922

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2015 and 2014 are:

	2015		2014
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Discount rate	3.74% - 3.97%	3.34% - 3.80%	3.50% - 3.65%	3.52%
Expected long-term rate of return on plan assets	7.30%	N/A	7.30%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 2, 2016, December 27, 2014 and December 28, 2013:

	2015		2014		2013
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Discount rate	3.50% - 3.98%	3.52%	4.21% - 4.46%	4.33%	3.30% - 3.57%	3.41%
Expected long-term rate of return on plan assets	7.30%	N/A	7.50%	N/A	7.50%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates are 8% grading to 4.5% and 7% grading to 4.5% as of year-end 2015 and 2014, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2015 and 2014:

	2015		2014
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$45	$(36)	$39	$(34)
APBO	1,302	(1,121)	1,333	(1,136)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended January 2, 2016 and December 27, 2014.

At year-end 2015 and 2014, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

Fixed Income Securities—Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.

Equity Securities—Equity securities are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

Cash—The carrying amounts of cash approximate fair value due to the short-term maturity.

Precious Metals—Precious metals are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 31, 2015 and December 27, 2014 are as follows:

	2015
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)

Fixed income securities:
Intermediate—government	$1,410	$—	$1,410
Intermediate—corporate	3,376	—	3,376
Short-term—government	390	—	390
Short-term—corporate	5,571	—	5,571
Equity securities:
U.S. Large cap value	1,148	1,148	—
U.S. Large cap growth	1,153	1,153	—
U.S. Mid cap value	557	557	—
U.S. Mid cap growth	569	569	—
U.S. Small cap value	554	554	—
U.S. Small cap growth	554	554	—
International	1,118	1,118	—
Cash	1,592	1,592	—
Precious metals	345	345	—

Total	$18,337	$7,590	$10,747

	2014
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)

Fixed income securities:
Intermediate—government	$1,468	$—	$1,468
Intermediate—corporate	3,342	—	3,342
Short-term—government	2,435	—	2,435
Short-term—corporate	3,700	—	3,700
Equity securities:
U.S. Large cap value	1,180	1,180	—
U.S. Large cap growth	1,173	1,173	—
U.S. Mid cap value	590	590	—
U.S. Mid cap growth	598	598	—
U.S. Small cap value	597	597	—
U.S. Small cap growth	611	611	—
International	1,098	1,098	—
Cash	1,712	1,712	—
Precious metals	368	368	—

Total	$18,872	$7,927	$10,945

Cash Flows—The Company expects to contribute approximately $1.0 million in 2016 to both its pension plans and to its healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension benefits	Healthcare and Life Insurance Benefits

2016	1,768	964
2017	1,768	913
2018	1,807	941
2019	1,812	918
2020	1,788	937
2021 - 2024	8,680	4,598

Total	$17,623	$9,271

(12) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $2.0 million and $1.6 million as of January 2, 2016 and December 27, 2014, respectively, is included in accrued and other liabilities on the consolidated balance sheets. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended January 2, 2016 and December 27, 2014:

	2015	2014
Beginning balance	$18,310	$15,781
Acquired obligations	745	140
Change in cost estimate	907	2,233
Settlement of reclamation obligations	(689)	(1,178)
Additional liabilities incurred	60	463
Accretion expense	1,402	871

Ending balance	$20,735	$18,310

(13) Earnings Per Share

Immediately prior to the consummation of the Company’s IPO, the Company did not have outstanding common stock. In conjunction with the IPO, Summit Inc. sold 25,555,555 shares of Class A shares common stock to the public and issued 1,029,183 shares of Class A common stock in conjunction with the purchase of the noncontrolling interest of Continental Cement. In connection with the follow on offering on August 11, 2015, Summit Inc. sold 22,425,000 shares of Class A common stock to the public. In the fourth quarter of 2015, the Company issued a stock dividend of 735,108 shares of Class A common stock, as well as 1,098 shares as equity compensation, resulting in 49,745,944 shares of Class A common stock outstanding as of January 2, 2016. Excluded from the diluted earnings per share calculation are 2,287,763 outstanding stock options because their inclusion would be antidilutive.

The following table reconciles basic to diluted loss per share for the year ended January 2, 2016:

(in thousands, except per share amounts)	2015
Net income attributable to Summit Inc.	$27,718

Weighted average shares of Class A common stock outstanding	38,231,689

Basic earnings per share	$0.73

Net income attributable to Summit Inc.	27,718
Add: Reduction of noncontrolling interest from LP Unit conversion	17,803

Diluted net income attributable to Summit Inc.	45,521

Weighted average shares of Class A common stock outstanding	38,231,689
Add: weighted average of LP Units	50,059,648
Add: warrants	37,714
Add: restricted stock units	7,523

Weighted average dilutive shares outstanding	88,336,574

Diluted earnings per share	$0.52

To determine the weighted-average number of shares outstanding, the stock dividend is assumed to be outstanding for the entire period.

(14) Commitments and Contingencies

Litigation and Claims—The Company is party to certain legal actions arising from the ordinary course of business activities. In the opinion of management, these actions are without merit or the ultimate disposition resulting from them will not have a material effect on the Company’s financial condition, results of operations or liquidity. The Company records legal fees as incurred.

The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. (collectively, “Harper”) for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through year-end 2015, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of year-end 2015 and 2014, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

Environmental Remediation—The Company’s operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Other—During the course of business, there may be revisions to project costs and conditions that can give rise to change orders. Revisions can also result in claims we might make against the customer or a subcontractor to recover project variances that have not been satisfactorily addressed through change orders with the customer. As of January 2, 2016 and December 27, 2014, unapproved change orders and claims were $1.2 million in accounts receivable and $3.9 million ($0.5 million in costs and estimated earnings in excess of billings, $1.2 million in accounts receivable and $2.2 million in other assets), respectively.

The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial condition, results of operations, and cash flows of the Company. The terms of the purchase commitments generally approximate one year.

(15) Related Party Transactions

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

The management fee was calculated based on the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement, and is included in general and administrative expenses. The Company incurred management fees totaling $1.0 million during the period between December 28, 2014 and March 17, 2015 and $4.4 million and $2.6 million in the years ended December 27, 2014 and December 28, 2013, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors.

Also under the terms of the transaction and management fee agreement, BMP undertook financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company paid BMP transaction fees equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction was structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. The Company paid BMP $3.9 million during the year ended December 27, 2014 and immaterial amounts in 2013. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for a final payment of $13.8 million; $13.4 million was paid to affiliates of BMP and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

In addition to the transaction and management fees paid to BMP, the Company reimburses BMP for direct expenses incurred, which were not material in the years ended January 2, 2016, December 27, 2014 and December 28, 2013.

Blackstone Advisory Partners L.P., an affiliate of BMP, served as an initial purchaser of $22.5 million and $26.3 million of the 2023 Notes issued in November 2015 and July 2015, respectively and $5.75 million and $13.0 million principal amount of the 2020 Notes issued in September 2014 and January 2014, respectively, and received compensation in connection therewith. In addition, Blackstone Advisory Partners L.P. served as an underwriter of 1,681,875 shares of Class A common stock issued in connection with the August 2015 follow-on offering and received compensation in connection therewith.

On July 17, 2015, the Company purchased the Davenport Assets from Lafarge North America Inc. for a purchase price of $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa. At closing, $370.0 million of the purchase price was paid, and the remaining $80.0 million was paid on August 13, 2015. Summit Holdings entered into a commitment letter dated April 16, 2015, with Blackstone Capital Partners V L.P. (“BCP”) for equity financing up to $90.0 million in the form of a preferred equity interest (the “Equity Commitment Financing”), which would have been used to pay the $80.0 million deferred purchase price if other financing was not attained by December 31, 2015. For the Equity Commitment Financing, the Company paid a $1.8 million commitment fee to BCP for the year ended January 2, 2016.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $1.4 million, $14.3 million, and $12.7 million for the period between December 28, 2014 and March 17, 2015 and the years ended December 27, 2014 and December 28, 2013, respectively, and accounts receivable due from these parties were approximately $1.2 million as of December 27, 2014.

In the year ended December 27, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million.

(16) Acquisition-Related Liabilities

A number of acquisition-related liabilities have been recorded subject to terms in the relevant purchase agreements, including deferred consideration and noncompete payments. Noncompete payments have been accrued where certain former owners of newly acquired companies have entered into standard noncompete arrangements. Subject to terms and conditions stated in these noncompete agreements, payments are generally made over a five-year period. Deferred consideration is purchase price consideration paid in the future as agreed to in the purchase agreement and is not contingent on future events. Deferred consideration is scheduled to be paid in years ranging from 5 to 20 years in either monthly, quarterly or annual installments. The remaining payments due under these noncompete and deferred consideration agreements are as follows:

2016	15,740
2017	12,700
2018	12,160
2019	7,695
2020	7,228
Thereafter	14,041

Total scheduled payments	69,564
Present value adjustments	(16,396)

Total noncompete obligations and deferred consideration	$53,168

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(17) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended January 2, 2016, December 27, 2014 and December 28, 2013 was as follows:

	2015	2014	2013
Cash payments:
Interest	$89,102	$64,097	$52,001
Income taxes	1,685	1,361	4,567
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$(29,102)	$—	$—
Stock Dividend	(16,847)	—	—

(18) Leasing Arrangements

Rent expense, which primarily relate to land, plant and equipment, during the years ended January 2, 2016, December 27, 2014 and December 28, 2013 was $12.1 million, $5.5 million and $4.0 million, respectively. The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended January 2, 2016, December 27, 2014 and December 28, 2013 was $12.6 million, $9.0 million and $4.5 million, respectively. Minimum contractual commitments for the subsequent five years under long-term operating leases and under royalty agreements are as follows:

	Operating Leases	Royalty Agreements

2016	$6,280	$3,963
2017	5,050	4,828
2018	3,609	4,438
2019	2,915	4,085
2020	2,031	3,871

(19) Redeemable Noncontrolling Interest

On March 17, 2015, upon the consummation of the IPO and the transactions contemplated by a contribution and purchase agreement entered into with the holders of all of the outstanding Class B Units of Continental Cement, Continental Cement became a wholly-owned indirect subsidiary of the Company. The noncontrolling interests of Continental Cement were acquired for aggregate consideration of $64.1 million, consisting of $35.0 million of cash, 1,029,183 shares of Summit Inc.’s Class A common stock and $15.0 million aggregate principal amount of non-interest bearing notes payable in six annual installments of $2.5 million, beginning on March 17, 2016.

Prior to the March 17, 2015 purchase of the noncontrolling interest, the Company owned 100 Class A Units of Continental Cement, which represented an approximately 70% economic interest and had a preference in liquidation to the Class B Units. Continental Cement issued 100,000,000 Class B Units in May 2010, which remained outstanding until March 17, 2015 and represented an approximately 30% economic interest.

(20) Employee Long Term Incentive Plan

In connection with the IPO in March 2015, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating the LP Units. Immediately following the Reclassification, 69,007,297 LP Units were outstanding, which were reclassified from the previously issued Class A-1, Class B-1, Class C, Class D-1 and Class D-2 units. The Class A-1, Class B-1 and Class C units were fully vested as of the Reclassification date. A portion, but not all, of the Class D-1 and D-2 units were vested. As of their respective grant date, approximately half of the Class D-1 units were subject to a vesting period of five years (“time-vesting interests”), 20% on the first anniversary of the grant date and the remaining 80% vested monthly over a period of four years following the first anniversary date. Approximately half of the D-1 units and all of the D-2 units vested upon Summit Holdings’ investors achieving certain investment returns (“performance-vesting interests”). The fair value of the time-vesting Class D units granted in 2014 and 2013 totaled $0.6 million and $1.6 million, respectively. The weighted-average grant-date fair value in 2014 and 2013 was $1,368, and $2,786, respectively.

As of the Reclassification date, there were 2,098,421 LP Units issued consistent with the original terms of the time-vesting interests, of which 575,256 were not fully vested, and 2,425,361 LP Units issued consistent with the original terms of the performance-vesting interests.

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

The leverage restoration options were granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and vest over four years at a rate of 25% of the award on each of the first four anniversaries, subject to the employee’s continued employment through the applicable vesting date, beginning on the Reclassification date. The leverage restoration options that correlate to performance-vesting interests vest only when both the relevant return multiple is achieved and the four year time-vesting condition is satisfied.

In conjunction with the IPO, the Company also granted 240,000 options to purchase shares of Class A common stock under the Omnibus Incentive Plan to certain employees some of whom had not previously been granted equity-based interests. These stock options have an exercise price of $18.00 per share and vest over four years at a rate of 25% of the award on each of the first four anniversaries, subject to the employee’s continued employment through the applicable vesting date, beginning on the Reclassification date.

In addition, 10,000 restricted stock units were granted in 2015, which vest over four years at a rate of 25% of the award on each of the first four anniversaries, subject to the employee’s continued employment through the applicable vesting date. The fair value of restricted stock units is determined based on the closing stock price of Summit Inc.’s Class A common shares on the date of grant.

The outstanding warrants, restricted stock units and options granted have a ten year contractual term at which point any unexercised awards are cancelled. As of January 2, 2016, 4,550,061 awards have been granted under the Omnibus Incentive Plan of the 13,500,000 shares of Class A common stock authorized for issuance. The following table summarizes information for the equity awards granted in 2015:

	LP Units		Warrants
	Number of units	Weighted average fair value per unit	Number of warrants	Weighted average grant- date fair value per unit
Beginning balance—December 27, 2014	—	$—	—	$—
LP Unit Reclassification (1)	1,523,165	18.00	—	—
Granted	—	—	160,333	18.00
Vested	253,829	18.00	—	—
Forfeited	(22,644)	18.00	—	—

Balance—January 2, 2016	1,754,350	$18.00	160,333	$18.00

LP Units exercisable	1,754,350	20.04

(1)	In conjunction with the Reclassification, the Class D interests were converted to LP Units. This amount reflects the reclassification of the vested Class D interests.

	Options		Restricted Stock Units
	Number of options	Weighted average grant- date fair value per unit	Number of restricted stock units	Weighted average grant- date fair value per unit
Beginning balance—December 27, 2014	—	$—	—	$—
Granted	2,300,314	9.00	10,000	23.79
Forfeited	(34,730)	8.95	—	—

Balance—January 2, 2016	2,265,584	$9.00	10,000	$23.79

The fair value of the time-vesting options granted in 2015 was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The fair value of the Class D units granted in 2014 and 2013 was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2015, 2014 and 2013:

	2015	2014	2013
Class D Units
Risk-free interest rate	1.68% - 1.92%	0.50% - 0.68%	0.50%
Dividend yield	None	None	None
Volatility	50%	58%	58%
Expected term	7 - 10 years	3 - 4 years	4 years

The risk-free rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the expected term. As Summit Holdings has not historically and does not plan to issue regular dividends, a dividend yield of zero was used. The volatility assumption is based on reported data of a peer group of publically traded companies for which historical information was available adjusted for the Company’s capital structure. The expected term is based on expectations about future exercises and represents the period of time that the units granted are expected to be outstanding.

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. A forfeiture rate assumption is factored into the compensation cost based on historical forfeitures. Compensation expense for performance-vesting interests would be recognized based on the grant date fair value. However, no compensation expense has been recognized for the performance-vesting interests, as management does not believe it is currently probable that certain investment returns, the performance criteria, will be achieved.

Share-based compensation expense, which is recognized in general and administrative expenses, totaled $19.9 million, $2.2 million and $2.3 million in the years ended January 2, 2016, December 27, 2014 and December 28, 2013, respectively. As of January 2, 2016, unrecognized compensation cost totaled $12.3 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 3.1 years as of year-end 2015.

(21) Segment Information

The Company has three operating segments: the West; East; and Cement segments, which are its reportable segments. These segments are consistent with the Company’s management reporting structure. In the fourth quarter of 2015, we reorganized the operations and management reporting structure of our cement business and East segment operations, resulting in a change to our reportable business segments. We now conduct our cement business separate from our regional segments. As a result, the cement business is a reportable business segment. In addition, we have combined the materials-based businesses centered in Kansas and Missouri with the Kentucky-based operations, creating an expanded East segment and eliminating what was the Central region. These changes did not affect the West segment. Amounts in prior periods have been revised to reflect the current reporting structure.

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of its segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, accretion, goodwill impairment, management fees, as well as various other non-recurring, non-cash amounts.

The West and East segments have several acquired subsidiaries that are engaged in various activities including quarry mining, aggregate production and contracting. The Cement segment is engaged in the production of Portland cement. Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended January 2, 2016, December 27, 2014 and December 28, 2013:

	2015	2014	2013
Revenue:
West	$804,503	$665,716	$426,195
East	432,310	432,942	398,302
Cement	195,484	105,573	91,704

Total revenue	$1,432,297	$1,204,231	$916,201

	2015	2014	2013
Adjusted EBITDA
West	$150,764	$102,272	$42,300
East	92,303	73,822	67,146
Cement	74,845	35,133	36,647
Corporate and other	(30,384)	(22,194)	(16,046)

Total reportable segments and corporate	287,528	189,033	130,047
Interest expense	84,629	86,742	56,443
Depreciation, depletion and amortization	118,321	86,955	72,217
Accretion	1,402	871	717
Initial public offering costs	28,296	—	—
Loss on debt financings	71,631	—	3,115
Goodwill impairment	—	—	68,202
Acquisition transaction expenses	9,519	8,554	3,990
Management fees and expenses	1,046	4,933	2,620
Non-cash compensation	5,448	2,235	2,315
(Gain) loss on disposal and impairment of assets	(16,561)	8,735	12,419
Other	2,991	3,344	13,807

Loss from continuing operations before taxes	$(19,194)	$(13,336)	$(105,798)

	2015	2014	2013
Cash paid for capital expenditures:
West	$39,896	$31,968	$21,856
East	26,268	23,702	15,189
Cement	17,151	15,959	25,594

Total reportable segments	83,315	71,629	62,639
Corporate and other	5,635	4,533	3,360

Total capital expenditures	$88,950	$76,162	$65,999

	2015	2014	2013
Depreciation, depletion, amortization and accretion:
West	$53,727	$33,271	$24,167
East	38,923	38,035	36,489
Cement	24,758	15,052	11,812

Total reportable segments	117,408	86,358	72,468
Corporate and other	2,315	1,468	466

Total depreciation, depletion, amortization and accretion	$119,723	$87,826	$72,934

	2015	2014	2013
Total assets:
West	$821,479	$771,234	$376,190
East	545,187	553,843	482,380
Cement	843,941	364,351	361,079

Total reportable segments	2,210,607	1,689,428	1,219,649
Corporate and other	185,572	23,225	18,031

Total	$2,396,179	$1,712,653	$1,237,680

	2015	2014	2013
Revenue by product:*
Aggregates	$296,960	$227,885	$159,508
Cement	181,901	94,402	80,757
Ready-mixed concrete	350,554	274,970	112,878
Asphalt	292,193	278,867	220,060
Paving and related services	504,459	530,297	478,280
Other	(193,770)	(202,190)	(135,282)

Total revenue	$1,432,297	$1,204,231	$916,201

*	Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

(22) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is as follows for the years ended January 2, 2016 and December 27, 2014:

	2015				2014
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net revenue	$359,532	$426,286	$329,009	$175,139	$294,040	$348,136	$292,410	$136,019
Operating income (loss)	67,990	83,357	42,300	(59,006)	23,307	47,749	33,922	(35,019)
Income (loss) from continuing operations	45,816	33,815	(725)	(79,837)	4,753	28,110	13,832	(53,048)
Net income (loss)	47,416	33,872	33	(79,837)	285	(7)	(369)	20
Net income (loss) attributable to Summit Inc.	23,363	14,711	(205)	(10,151)

Basic earnings per share attributable to Summit Inc.	0.47	0.38	(0.01)	(0.37)
Diluted earnings per share attributable to Summit Inc.	0.47	0.38	(0.01)	(0.37)

(23) Subsequent Events

In February 2016, the Company acquired American Materials Company, an aggregates company headquartered in Wilmington, NC. The acquisition expanded the Company’s geographic reach into the consolidated, high-growth coastal North and South Carolina markets through five strategically positioned sand and gravel operation.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of January 2, 2016. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2016, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of January 2, 2016. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2016, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Summit Inc.

This annual report does not include a report of Summit Inc.’s management’s assessment regarding internal control over financial reporting or an attestation report of Summit Inc.’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Summit LLC

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Summit LLC. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

With the participation of Summit LLC’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, under the supervision of Summit LLC’s Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of January 2, 2016.

This annual report does not include an attestation report of Summit LLC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Summit LLC’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Changes in Internal Control

Summit Inc.

There was no change in Summit Inc.’s internal control over financial reporting that occurred during Summit Inc.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Summit Inc.’s internal control over financial reporting.

Summit LLC

There was no change in Summit LLC’s internal control over financial reporting that occurred during Summit LLC’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Summit LLC’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., each of which may be considered the Company’s affiliates.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended January 2, 2016.

The Company will hold its first annual meeting of stockholders on May 26, 2016 and anticipates filing a definitive proxy statement relating to the meeting on or about April 12, 2016.

PART III

The information set forth in Part III of this report shall be deemed modified or superseded to the extent a statement included in Summit Inc.’s definitive proxy statement with respect to its 2016 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act no later than May 1, 2016, which modifies such information.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of the members of the board of directors of Summit Inc. (the “Board”) and our executive officers as of the date of this report.

Name	Age	Position
Thomas W. Hill	60	President and Chief Executive Officer; Director
Howard L. Lance	60	Director; Chairman of the Board of Directors
Ted A. Gardner	58	Director
Julia C. Kahr	37	Director
John R. Murphy(1)	65	Director; Audit Committee Chairman
Neil P. Simpkins	49	Director
Anne K. Wade	43	Director
Thomas A. Beck	58	Executive Vice President, President of Continental Cement Company, L.L.C.
Anne Lee Benedict	43	Executive Vice President, Chief Legal Officer and Secretary
Michael J. Brady	48	Executive Vice President, Chief Business Development Officer
M. Shane Evans	45	Executive Vice President, West Segment President
Kevin A. Gill	55	Executive Vice President, Chief Human Resources Officer
Brian J. Harris	59	Executive Vice President, Chief Financial Officer
Damian J. Murphy(1)	46	Executive Vice President, East Segment President
Douglas C. Rauh	55	Executive Vice President, Chief Operating Officer

(1)	Damian J. Murphy is not related to John R. Murphy. There are no family relationships among any of our directors or executive officers.

Thomas W. Hill is the Company’s founder and has been President and Chief Executive Officer since its inception. He has been a member of the board of directors since August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc. (“Oldcastle”), the North American arm of CRH plc, one of the world’s leading construction materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association (“ARTBA”) from 2002 to 2004, during congressional consideration of the multi-year transportation bill “SAFETEA-LU.” Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA’s Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Howard L. Lance began to serve on our board in October 2012 and was formally elected as a director and as the Chairman in February 2013. He serves as an Executive Advisor to The Blackstone Group L.P. and, as part of his duties, he serves on the boards of certain Blackstone portfolio companies. He is a director of Change Healthcare, Inc., a Blackstone portfolio company, and Ferrovial S.A. He was Chairman of the Board of Directors, President and Chief Executive Officer of Harris Corporation from 2003 to 2011. Before joining Harris

Corporation, Mr. Lance was president of NCR Corporation and Chief Operating Officer of its Retail and Financial Group. Previously, he spent 17 years with Emerson Electric Co., where he held senior management positions including Executive Vice President of its Electronics and Telecommunications segment, Chief Executive Officer and director of its Astec electronics subsidiary in Hong Kong, Group Vice President of its Climate Technologies segment and President of its Copeland Refrigeration division. Mr. Lance received a Bachelor of Science degree in Industrial Engineering from Bradley University and a Master of Science degree in Management from the Krannert School of Management at Purdue University.

Ted A. Gardner was elected as a director in August 2009. He is a Managing Partner of Silverhawk. Prior to co-founding Silverhawk in 2005, Mr. Gardner was a Managing Partner of Wachovia Capital Partners (formerly, First Union Capital Partners) from 1989 until 2002. He was a director and Chairman of the Compensation Committee of Kinder Morgan, Inc. from 1999 to 2007, a director and the Chairman of the Audit Committee of Encore Acquisition Company from 2001 to 2010, a director of Kinder Morgan Energy Partners from 2011 to 2014 and a director and the Chairman of the Audit Committee of Athlon Energy, Inc. from 2013 to 2014. He is currently a director of Kinder Morgan, Inc., Incline Niobrara Partners, LP and Spartan Energy Partners. Mr. Gardner received a Bachelor of Arts degree in Economics from Duke University and a Juris Doctor and Masters of Business Administration from the University of Virginia.

Julia C. Kahr was elected as a director in August 2009. She is a Senior Managing Director in Blackstone’s Corporate Private Equity group. In addition to the Company, since joining Blackstone in 2004, Ms. Kahr has been involved in the execution of Blackstone’s investments in SunGard, Summit Materials Encore Medical, DJ Orthopedics and Gates Corporation. Before joining Blackstone, she was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including health care, financial services, media and entertainment and consumer goods. She is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998. She currently serves on the Board of Directors of DJ Orthopedics, Gates Corporation and Barry-Wehmiller Companies, Inc. and is also a member of the Board of Directors of Episcopal Social Services. Ms. Kahr received a Bachelor of Arts in Classical Civilization from Yale University where she graduated summa cum laude and a Master of Business Administration from Harvard Business School.

John R. Murphy was elected as a director and Chairman of the Audit Committee in February 2012. Since March 2015, he has also served as a member of the Nominating and Corporate Governance Committee. Mr. Murphy served as our Interim Chief Financial Officer from January 2013 to May 2013 and from July 2013 to October 2013. He was Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010 and served in various senior management roles from 1998 to 2008, including Chief Financial Officer and President and Chief Operating Officer and as President and Chief Executive Officer of Accuride Corporation. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009 and emerged in 2010. Since 2003, Mr. Murphy has served on the Board of Directors, the Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc. He has also served as a director and Audit Committee Chairman of DJO Global Inc. since January 2012. Mr. Murphy was elected as a director and Audit Committee member of Graham Packaging in February 2011. Graham Packaging was subsequently sold in September 2011. Mr. Murphy received a Bachelor of Science degree in Accounting from Pennsylvania State University and a Master of Business Administration degree from the University of Colorado and is a Certified Public Accountant.

Neil P. Simpkins was elected as a director in August 2009. Mr. Simpkins is a Senior Managing Director of Blackstone’s Corporate Private Equity Group. In addition to the Company, since joining Blackstone in 1998, Mr. Simpkins has led the acquisitions of TRW Automotive, Vanguard Health Systems, Team Health, LLC, Apria Healthcare Group, Change Healthcare, Inc. and Gates Corporation. Before joining Blackstone, Mr. Simpkins was a Principal at Bain Capital. While at Bain Capital, Mr. Simpkins was involved in the execution of investments in the consumer products, industrial, healthcare and information industries. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in the Asia Pacific region and in London. He currently serves as a Director of Apria Healthcare Group, Gates Corporation and Change Healthcare, Inc. Mr. Simpkins graduated with honors from Oxford University and received a Master of Business Administration from Harvard Business School.

Anne K. Wade, was appointed by the board as a director in January 2016, at which time she was also appointed to the Audit Committee. From 1995-2012, Ms. Wade served as Senior Vice President and Director of Capital International, a part of the Capital Group Companies, the Los Angeles based investment management firm. Ms. Wade is currently a partner at Leaders’ Quest, an organization focused on culture, values, and driving social and financial impact in major corporations. In that capacity she is the co-Director of BankingFutures in the United Kingdom. Ms. Wade also currently serves on the Board of Directors of the John Laing Group plc, where she also chairs the Remuneration Committee. Ms. Wade also currently serves on the Board of Directors of Big Society Capital Ltd in London, and of the Heron Foundation in New York City. She previously served on the Board of Directors of Holcim Ltd from 2013 to 2015, and was a member of its Governance and Strategy Committee. Ms. Wade received a Bachelor of Arts degree, Magna cum Laude, from Harvard University and a Master of Science from the London School of Economics.

Thomas A. Beck joined the Company in May 2010 when Summit purchased a controlling interest in Continental Cement. Mr. Beck is the President of Continental Cement, a position he has held since January 2013. He was a Senior Vice President with Continental Cement from 2005 to 2013 and its VP, Sales & Marketing, from 1996 to 2005. Mr. Beck also held various positions with Holnam (predecessor to Holcim (US) Inc.) from 1987 to 1996. Mr. Beck currently serves on the Executive Committee of the Portland Cement Association and is active on several cement and concrete industry boards. Mr. Beck received a Bachelor of Science degree in Civil Engineering from the University of Illinois.

Anne Lee Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher, where she had practiced since 2000. Ms. Benedict’s practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation, and corporate governance matters. Ms. Benedict received a Bachelor of Arts degree in English and Psychology from the University of Michigan and a Juris Doctor from the University of Pennsylvania Law School.

Michael J. Brady joined the Company in April 2009 after having been a Senior Vice President at Oldcastle with overall responsibility for acquisitions and business development, having joined Oldcastle in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady received a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland and a Master of Business Administration degree from INSEAD in Fontainebleau, France.

M. Shane Evans joined the Company in August 2010 with over 20 years of experience in the construction materials industry. Prior to joining the Company, Mr. Evans worked at Oldcastle for 12 years, most recently as a Division President. He started his career working in his family’s construction and materials business where he held various operational and executive positions. Mr. Evans received a Bachelor of Science degree from Montana State University.

Kevin A. Gill joined the Company in May 2013 after having been Human Resources Vice President for Guilford Performance Textiles, a Cerberus portfolio company, since November 2008. In this role, he provided Human Resources Leadership that fueled the monetization to Lear Corporation. Prior to Guilford, Mr. Gill held a variety of Human Resources leadership roles with companies such as Honeywell, Citibank and Monsanto Chemical. Mr. Gill received a Bachelor of Science in Business Administration from Villanova University and a Master of Arts in Industrial Relations from Wayne State in Detroit, Michigan.

Brian J. Harris joined the Company in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. Mr. Harris served as From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

Damian J. Murphy joined the Company in August 2009 with over 20 years of experience in the construction materials and mining industries, working with both public and privately held companies. Prior to joining the Company, Mr. Murphy served roles as regional president and company president for Oldcastle starting in 2004. Prior to that, Mr. Murphy served as vice president of Aggregate Industries’ Rocky Mountain region, responsible for aggregates and hot mix asphalt production and sales. Before joining Aggregate Industries, Mr. Murphy worked in the mid-Atlantic for a top 10 privately held aggregate supplier and began his career in the industry in Europe. Mr. Murphy received a Bachelor of Engineering degree with a concentration in Minerals Engineering from the Camborne School of Mines/ Exeter University in the United Kingdom.

Douglas C. Rauh joined the Company in January 2012 as the East Segment President. Effective March 1, 2013, Mr. Rauh, became the Chief Operating Officer. Prior to joining the Company, from 2000 to 2012, Mr. Rauh held positions of increasing responsibility with Oldcastle, including President and Chief Executive Officer of The Shelly Co. (“Shelly”), Oldcastle’s operations in Ohio. During Mr. Rauh’s tenure with Shelly, he was an integral part of the team that completed over 30 acquisitions. Mr. Rauh started his career working for his family’s business, Northern Ohio Paving Company (“NOPCO”), where he held roles of increasing responsibility from 1983 to 2000, including Vice President. Mr. Rauh received a Bachelor of Science degree with a concentration in Business Administration from The Ohio State University.

Corporate Governance Matters

Our business and affairs are managed under the direction of the Board. Our Board currently consists of seven directors, of whom Mr. Gardner, Mr. Murphy and Ms. Wade have been affirmatively determined to be independent. Our amended and restated certificate of incorporation and amended and restated bylaws provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms, as follows:

•	Our Class I directors are Mr. Hill and Mr. Simpkins, and their terms will expire at the annual meeting of stockholders to be held in 2016.

•	Our Class II directors are Mr. Gardner and Mr. Murphy, and their terms will expire at the annual meeting of stockholders to be held in 2017.

•	Our Class III directors are Ms. Kahr, Mr. Lance and Ms. Wade, and their terms will expire at the annual meeting of stockholders to be held in 2018.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

In addition, in connection with the IPO, we entered into a stockholders’ agreement with affiliates of Blackstone. This agreement grants affiliates of Blackstone the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements in us. See “Certain Relationships and Related Transactions, and Director Independence—Stockholders’ Agreement” for additional information.

Background and Experience of Directors

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the director’s individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board considered the following important characteristics, among others:

•	Mr. Hill’s extensive knowledge of our industry and significant experience in leading companies.

•	Mr. Lance’s significant management and operational experience from his service in various senior management roles, including as President and Chief Executive Officer of Harris Corporation and President of NCR Corporation.

•	Mr. Gardner’s extensive business and leadership experience, including as a Managing Partner of Silverhawk and Managing Partner of Wachovia Capital Partners (formerly, First Union Capital Partners).

•	Ms. Kahr’s significant financial and investment experience, including as a Senior Managing Director in the Private Equity Group at Blackstone.

•	Mr. Murphy’s extensive financial knowledge, including from his service as Chief Financial Officer of Smurfit-Stone Container Corporation and Accuride Corporation.

•	Mr. Simpkins’ significant financial and business experience, including as a Senior Managing Director in the Private Equity Group at Blackstone and Principal at Bain Capital.

•	Ms. Wade’s extensive investment experience, including from two decades as a top-ranked asset manager, as well as her experience in corporate boardrooms as a non-executive director and an advisor to senior executive teams.

Controlled Company Exception

As of the date of this report, Blackstone beneficially owned greater than 50% of the voting power of Summit Inc. As a result, Summit Inc. is a “controlled company” within the meaning of corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of Summit Inc.’s board of directors consist of independent directors, (2) that Summit Inc.’s board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that Summit Inc.’s board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For at least some period, Summit Inc. intends to utilize these exemptions. As a result, the majority of Summit Inc.’s directors are not independent and none of the committees of the board of directors are composed entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that Summit Inc. ceases to be a “controlled company” and its shares continue to be listed on the NYSE, Summit Inc. will be required to comply with these provisions within the applicable transition periods.

Board Committees

The Board has established an audit committee, a compensation committee and a corporate governance and nominating committee. The composition and responsibilities of each committee are described below. Summit Inc.’s board of directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by Summit Inc.’s board of directors.

Audit Committee

The audit committee consists of Mr. Murphy, Mr. Gardner and Ms. Wade, with Mr. Murphy serving as chair. Ms. Kahr, previously a member of the audit committee, resigned from the committee effective as of the date of this report. The audit committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the board of directors in evaluating the qualifications, performance and independence of our independent auditors;

•	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting;

•	assisting the board of directors in monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the rules and regulations of the SEC require to be included in Summit Inc.’s annual proxy statement.

Mr. Murphy, Mr. Gardner and Ms. Wade qualify as independent directors under the NYSE governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. The Board has determined that each of the members of the audit committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, the Board has determined that Mr. Murphy qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations. The SEC rules and NYSE rules require Summit Inc. to have an audit committee composed entirely of independent members by March 11, 2017, which is the one year anniversary of the effective date of the registration statement filed in connection with Summit Inc.’s IPO.

Compensation Committee

The compensation committee consists of Mr. Simpkins, Mr. Lance and Mr. Gardner, with Mr. Simpkins serving as chair. The compensation committee is responsible for, among other things:

•	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating his/her performance in light of those goals and objectives and determining and approving his/her compensation level based on such evaluation;

•	reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

•	reviewing and recommending the compensation of our directors;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;

•	preparing the compensation committee report required by the SEC to be included in Summit Inc.’s annual proxy statement; and

•	reviewing and making recommendations with respect to Summit Inc.’s equity compensation plans.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee consists of Mr. Lance, Mr. Murphy and Mr. Simpkins, with Mr. Lance serving as chair. The corporate governance and nominating committee is responsible for, among other things:

•	assisting the board of directors in identifying prospective director nominees and recommending nominees to the board of directors;

•	overseeing the evaluation of the board of directors and management;

•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and

•	recommending members for each committee of the board of directors.

Compensation Committee Interlocks and Insider Participation

During 2015, the members of the Compensation Committee were Messrs. Simpkins, Lance and Gardner, none of whom was, during the fiscal year, an officer or employee of the Company and none of whom has ever served as an officer of the Company. Mr. Simpkins is an affiliate of Blackstone. During 2015, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Compensation Committee or the Board. We are parties to certain transactions with Blackstone described under Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this report.

Code of Ethics

Summit Inc.’s Code of Business Conduct and Ethics applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions and is posted on Summit Inc.’s website. The Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Summit Inc. intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its website. The information contained on, or accessible from, Summit Inc.’s website is not part of this report by reference or otherwise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock (the “Reporting Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers, directors and Blackstone, we believe that our executive officers, directors and Blackstone complied with all Section 16(a) filing requirements during 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Executive Summary

The following Compensation Discussion and Analysis (“CD&A”) describes our 2015 executive compensation structure, earned by or paid to the following named-executive officers (“NEOs”).

Thomas W. Hill	President and Chief Executive Officer
Michael J. Brady	Executive Vice President and Chief Business Development Officer
Douglas C. Rauh	Executive Vice President and Chief Operating Officer
Brian J. Harris	Executive Vice President and Chief Financial Officer
Damian J. Murphy	Executive Vice President and East Segment President

Executive Compensation Structure

In 2015, our executive compensation structure consisted of four primary components: base salary; annual bonus and non-equity incentives; long-term equity incentives; and our traditional benefits programs (e.g., limited perquisites and traditional benefits).

Corporate Governance Highlights

	What We Do (Best Practice)		What We Don’t Do / Don’t Allow
•	Separate the roles of Chairman and Chief Executive Officer	•	No hedging or pledging of Company stock by executives or directors

•	Enforce strict insider trading policies	•	No single-trigger or modified single-trigger change-in-control arrangements

•	Set stock ownership guidelines for executives and directors	•	No change-in-control severance multiple in excess of three times salary and target bonus

•	Disclose performance goals for incentive programs	•	No excise tax gross-ups upon a change in control

•	Set a maximum payout limit on our annual and long-term incentive programs	•	No re-pricing or cash buyout of underwater stock options is allowed

•	Limit perquisites and other benefits	•	No enhanced retirement formulas

•	Incorporate change-in-control provisions that are consistent with market practice	•	No guaranteed compensation
		•	No market timing with granting of equity awards

Our Compensation Philosophy

Our executive compensation program is intended to attract, motivate, and retain executive officers and to align the interests of our executive officers with stockholders’ interests. The Board’s objectives for our program include, but are not limited to, the following:

•	Reflecting industry standards, offering competitive total compensation opportunities and balancing the need for talent with reasonable compensation expense;

•	Enhancing stockholder value by focusing management on financial metrics that drive value;

•	Recognizing and rewarding executives whose knowledge, skills and performance are critical to our success;

•	Attracting, motivating and retaining executive talent willing to commit to long-term stockholder value creation; and

•	Aligning executive decision making with business strategy and discouraging excessive risk taking.

Components of 2015 NEO Compensation

Pay Component	Purpose	Characteristics	Fixed or Performance
Base Salary	Attract and retain executives through market-based pay	Reflects the executive’s experience and performance, and the Board’s knowledge of market practices	Fixed

Annual Bonus	Encourages achievement of strategic and financial performance metrics that drive long-term stockholder value	Based on achievement of predefined financial and individual performance objectives	Performance

Long-Term Equity Incentives	Aligns executives’ long-term compensation with stockholders’ investment interests; enhances executive retention	Value to the executive is based on long-term stock price performance and value creation	Performance

No 2015 grants were made to our NEOs (other than pre-IPO interests that were converted to LP interests and leverage restoration options at the time of the IPO).

Health/Welfare Plans and Retirement Benefits	Provide competitive benefits that promote employee health and productivity and support longer term financial security	Similar to benefits offered to other employees	Fixed

Perquisites	Provide limited business-related benefits, where appropriate and competitive	Limited to car allowance, relocation expenses, club memberships and other business-related reimbursements.	Fixed

Pre-IPO Compensation Elements

Prior to the Company’s IPO in March 2015, our executive compensation structure included predominantly the same elements as summarized in the table above. The equity-based long-term incentive program structure before the IPO consisted of Class D interests. Generally, 50% of the Class D-1 interests vested with the passage of time (“time-vesting interests”) and the remaining 50% of the Class D-1 interests and all Class D-2 interests vested if certain investment returns were achieved by Summit Holdings’ investors (“performance-vesting interests”). Time vesting interests generally vested as follows: 20% vested on the first anniversary of the grant date and the remaining 80% vested monthly over the four years following the first anniversary of the grant date. Performance-vesting interests would have vested if certain investment returns were achieved by Blackstone-affiliated investors while the employee continued to provide services to us or our subsidiaries. There were two performance levels at which performance-vesting interests generally would have vested: achievement of 1.75 times (as to the Class D-1 interests) and 3.00 times (as to the Class D-2 interests) the Blackstone-affiliated investors’ initial investment.

In connection with the IPO, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating LP Units (the “Reclassification”). Immediately following the Reclassification, 69,007,297 LP Units were outstanding, which were reclassified from the previously issued Class A-1, Class B-1, Class C, Class D-1 and Class D-2 interests. The Class A-1, Class B-1 and Class C interests were fully vested as of the Reclassification date. A portion, but not all, of the Class D-1 interests were vested, and none of the Class D-2 interests were vested. Accordingly, vested and unvested Class D interests were converted into vested and unvested LP Units, respectively. The vesting terms are substantially similar to those applicable to the unvested Class D interests immediately prior to the Reclassification. As of their respective grant date, approximately half of the Class D-1 interests were subject to a vesting period of five years (“time-vesting interests”), 20% on the first anniversary of the grant date and the remaining 80% vested monthly over a period of four years following the first anniversary date. Approximately half of the D-1 interests and all of the D-2 interests vested upon Summit Holdings’ investors achieving certain investment returns (“performance-vesting interests”).

In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). The exercise price of the warrants and leverage restoration options is the IPO price of $18.00 per share. The leverage restoration options were granted under the Omnibus Incentive Plan. All leverage restoration options vest over four years at a rate of 25% of the award on each of the first four anniversaries of the Reclassification date, subject to the employee’s continued employment through the applicable vesting date. The leverage restoration options that correlate to performance-vesting interests vest only when both the relevant return multiple is achieved and the four year time-vesting condition is satisfied. All outstanding equity grants associated with the Reclassification are summarized in the table titled “Outstanding Equity Awards at 2015 Fiscal Year End.”

Throughout 2015, we worked closely with the Compensation Committee and our compensation consultant to develop an ongoing structure that is competitive with both broad U.S. market practice and our peer companies. The details of that program are described in “Long-Term Incentives.”

Compensation Decision Process

For our NEOs and select other senior executives, the Board employs a “pay-for-performance” philosophy that ties a significant portion of incentive compensation opportunity to our company-wide performance, primarily an EBITDA metric, cash flows, and certain safety metrics. In 2015, prior to the IPO, our long-term incentive compensation was composed of time-based and performance-based Class D interests. See “—Annual Incentives” and “—Pre-IPO Compensation Elements” for detailed explanations of these plans.

Role of the Compensation Committee

The Compensation Committee is responsible to our Board of Directors for oversight of our executive compensation program. The Compensation Committee is responsible for the review and approval of all aspects of our program. Among its duties, the Compensation Committee is responsible for:

•	Reviewing and assessing competitive market data from the compensation consultant;

•	Reviewing each NEO’s performance in conjunction with competitive market data and, accordingly, approving compensation recommendations including, but not limited to, base salary, annual bonus, long-term incentives, and benefits/perquisites;

•	Reviewing and approving incentive plan goals and achievement levels;

•	Incorporating meaningful input from our stockholders, if applicable.

Role of Management

For each NEO excluding himself, our CEO recommends to the Compensation Committee compensation levels based on a review of market data and individual performance. The Compensation Committee reviews and discusses all recommendations prior to approval, then approves or submits all recommendations to the Board for approval.

For the CEO, during executive session without management present, the Compensation Committee is solely responsible for assessing performance and approving or making compensation recommendations to the Board for approval. Management does not make compensation-related recommendations for the CEO.

Role of the Compensation Consultant

Management retained a compensation consultant, Aon Hewitt, to assist the Company with respect to the 2015 salaries and bonus and the 2015 non-equity incentive plan compensation. The compensation consultant was retained by and reported to management. Other than the following roles and services provided by Aon Hewitt, it performed no other services for us in 2015:

•	advise management on executive compensation trends and regulatory developments;

•	provide a compensation study for executives and recommendations for executive pay;

•	provide advice to management on governance best practices, as well as any other areas of concern or risk; and

•	review and comment on disclosure items, including the “Executive Compensation” disclosures.

Aon Hewitt provided management and the Compensation Committee with benchmarking studies, which were used in determining the 2015 salaries, bonuses and non-equity incentive plan compensation for executives.

The Compensation Committee expects to assess the independence of Aon Hewitt and retain Aon Hewitt as a compensation consultant to the Compensation Committee with respect to 2016 compensation.

Role of Peer Companies and Competitive Market Data

Aon Hewitt performed a competitive pay study in 2014 to assist with NEO compensation decisions in 2015. A specific set of peer companies was not used. Rather, Aon Hewitt accessed total compensation surveys published by Aon Hewitt, and other compensation consultants, including Towers Watson and Mercer, LLC. Competitive market data for the Company’s executives was developed using compensation data for similar-sized manufacturing companies, based on annual revenues.

In December 2015, to assist with 2016 compensation decisions, Aon Hewitt performed another competitive pay study. To develop competitive market values for the NEOs, Aon Hewitt developed, and the Compensation Committee approved, a new peer group of eighteen companies. The peer group development criteria included:

•	Industry: Similar to the Company based on the Global Industry Classification System;

•	Company size: Approximately 0.4x to 3x times our annual revenues;

•	Peers of peers: Companies used in the peer groups of potential peer companies; and

•	Competitors for business and management talent.

The approved peer group had median and average annual revenues of approximately $1.9 billion. Summit’s annual revenues for fiscal 2015 were approximately $1.5 billion. The 2015 peer companies used for 2016 pay recommendations are:

Armstrong World Industries	Louisiana-Pacific Corp.

Boise Cascade	Martin Marietta Materials

Compass Minerals International	Masonite International

CONSOL Energy	NCI building Systems Inc.

Dycom Industries	Quanex Building Products

Eagle Materials Inc.	Simpson Manufacturing

Globe Specialty Metals Inc.	US Concrete Inc.

Granite Construction Inc.	USG Corp.

Headwaters Inc.	Vulcan Materials

In addition, as a supplement to the proxy data for NEOs and as a primary data source for non-NEO positions, Aon Hewitt accessed the 2015 surveys from Aon Hewitt, Towers Watson and Mercer for similar-sized manufacturing companies. The Compensation Committee uses competitive compensation data from the annual total compensation study to inform its decisions around overall total compensation levels. The Compensation Committee uses multiple reference points when establishing targeted compensation levels, including 50th percentile market values.

Timing of Compensation Decisions

Pay recommendations for our executives, including the NEOs, are typically made by the Compensation Committee at its first scheduled meeting of the fiscal year, typically held in February around the same time we report our fourth quarter and year-end financial results for the preceding fiscal year and provide our financial guidance for the upcoming year (the “annual meeting”). This timing allows the Compensation Committee to have a complete financial performance picture prior to making compensation decisions.

Decisions with respect to prior year performance, as well as annual equity awards, base salary increases and target performance levels for the current year are typically made at this annual meeting. Any equity awards recommended by the Compensation Committee at this meeting are reviewed by the Board and, if approved, are dated on the date of the Board meeting held later that day or the following day. As such, the Compensation Committee does not time the grants of equity incentives to the release of material non-public information.

The exception is grants to executives who are promoted or hired from outside the Company during the year. These executives may receive compensation changes or equity grants effective or dated, as applicable, as of the date of their promotion, hiring date, or other Board-approval date.

Determination of CEO Compensation

Typically, at the annual meeting, in executive session without management present, the Compensation Committee also reviews and evaluates CEO performance, and determines performance achievement levels, for the prior fiscal year. The Compensation Committee also reviews competitive compensation data. The Compensation Committee typically approves, or presents pay recommendations for the CEO to the Board, excluding the CEO, for approval. If applicable, during executive session, the Board conducts its own review and evaluation of the CEO’s performance taking into consideration the recommendations of the Compensation Committee.

2015 Compensation Elements

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. The Compensation Committee or the Board, as applicable, determines base salaries for the NEOs and other executives based on a number of factors, including but not limited to, the Compensation Committee or Board’s understanding of executive pay practices, individual performance, Company performance and management recommendations (except with respect to the Chief Executive Officer). The Board approved the following base salary amounts for 2015:

Base Salary
Thomas W. Hill	$746,750
Michael J. Brady	$371,315
Douglas C. Rauh	$503,928
Brian J. Harris	$503,928
Damian J. Murphy	$367,500

Annual Incentives

Each NEO was eligible to earn an annual incentive based upon the achievement of performance targets established by the Board within the first three months of the fiscal year.

Annual Incentive Targets. At the start of each fiscal year the Board or the Compensation Committee approves annual incentive compensation targets, as a percentage of base salary, based on the understanding of the Board or the Compensation Committee of executive pay practices, management’s recommendations and other relevant factors. The 2015 annual incentive targets, as a percentage of base salary, for our NEOs follow:

Target Bonus
Thomas W. Hill	125%
Michael J. Brady	60%
Douglas C. Rauh	75%
Brian J. Harris	75%
Damian J. Murphy	60%

2015 Annual Incentive Metrics. For corporate NEOs (Mr. Hill, Mr. Harris, Mr. Rauh, and Mr. Brady), the performance metrics approved for fiscal 2015 were corporate EBITDA, as defined by the Board and comparable to further adjusted EBITDA, cash flow, which approximates annual cash flow exceeding capital transactions and acquisitions, safety metrics, including various metrics related to the frequency and severity of reported incidents, and personal objectives, which vary by individual. For Mr. Murphy, the approved performance metrics included corporate EBITDA, segment EBITDA, segment cash flow, and safety/personal objectives. Mr. Murphy’s segment for this purpose includes the businesses for which he was the segment president for all of 2015 (the “Modified East Region Segment”). The Board has discretion to adjust the financial metrics to reflect merger, acquisition or divestiture activity during the fiscal year. In 2015, the metrics were adjusted to reflect acquisitions completed during the year. For 2015, the measures were weighted as follows:

	EBITDA Metric	Cash Flow	Safety/ Discretionary
Thomas W. Hill	50%	20%	30%
Michael J. Brady(1)	70%	20%	10%
Douglas C. Rauh	50%	20%	30%
Brian J. Harris	50%	20%	30%
Damian J. Murphy(2)	60%	20%	20%

(1)	Mr. Brady’s EBITDA metric is based 50% on Corporate EBITDA and 20% on acquisition metrics.
(2)	Mr. Murphy’s EBITDA metric is based 40% on Corporate EBITDA and 20% on segment.

Performance / Payout Leverage. The performance requirements and the payout opportunities associated with minimum, target and maximum performance levels were consistent across the EBITDA and cash flow performance metrics. The minimum payout opportunity is 10% of target if the minimum performance level of 91% of target is achieved, provided that the threshold level under the applicable EBITDA metric is achieved. Target is earned if targeted performance is achieved. The maximum payout opportunity is 150% of target if the maximum performance level of 110% of goal is achieved. The payout opportunities were as follows:

•	10% of target for 91% goal achievement

•	100% of target for 100% of goal achievement

•	150% of target for 110% goal achievement

Payments for all of the performance metrics, both financial and non-financial, were contingent on the threshold level of corporate EBITDA being achieved.

2015 Actual Performance. Actual results for the 2015 annual incentive plan were certified by the Compensation Committee, as follows, based on the performance goals and funding scales approved in the first quarter of 2015:

•	Corporate EBITDA: The target goal was $304.0 million. We achieved EBITDA of $312.9 million. The earned Corporate EBITDA portion was 103% of target.

•	Modified East Region Segment EBITDA: The target goal was $58.9 million. We achieved EBITDA of $65.0 million. The earned segment EBITDA portion was 110% of target.

•	Corporate Cash Flow: The target goal was $187.8 million. We achieved corporate cash flow of $213.7 million. The earned corporate cash flow portion was 114% of target.

•	Modified East Region Segment Cash Flow: The target goal was $41.4 million. We achieved segment cash flow of $55.9 million. The earned corporate cash flow portion was 135% of target.

•	Corporate Safety Metrics: Earned amounts were 90% of target.

•	Modified East Region Segment Safety Metrics: Earned amounts were 125% of target.

•	The acquisition metrics, which include elements of acquisition spend and performance by acquired companies, achieved earned amounts of 125% of target.

The following table summarizes the 2015 bonuses earned based on actual performance, as compared to the target opportunity for each NEO:

	Incentive Earned	Target Incentive	% of Target Earned
Thomas W. Hill	$1,134,127	$933,438	122%
Michael J. Brady	$271,803	$222,789	122%
Douglas C. Rauh	$459,204	$377,946	122%
Brian J. Harris	$459,204	$377,946	122%
Damian J. Murphy	$296,573	$220,500	135%

Long-Term Incentives—2015

Our pre-IPO long-term incentive program consisted of Class D interests granted prior to the Reclassification that were converted to LP Units at the time of the Reclassification, and leverage restoration options that were granted at the time of the Reclassification. Please see the CD&A section titled “Pre-IPO Compensation Elements” for an overview of this program.

The Compensation Committee determined that the size, structure, and value of the pre-IPO interests were sufficient incentive for 2015 and therefore no additional equity grants were made in 2015. We expect to make annual compensation and other grants under the Omnibus Incentive Plan in 2016.

Retirement, Perquisites, and Other Benefits

We have a tax-qualified contributory retirement plan established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers all employees, including our NEOs, who are limited to their annual tax deferred contribution limit as allowed by the IRS. We provide for matching contributions to the plan, including 100% of pre-tax employee contributions and up to 4% of eligible compensation. Employer contributions vest immediately. In 2015, employees outside of the corporate office were covered by a variety of other plans, all of which qualified as deferred salary arrangements under Section 401(k) of the Code.

Additional perquisites include car allowance, relocation expenses, club memberships and other business-related reimbursements.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Submitted by the Compensation Committee of the Board.

Howard L. Lance

Ted A. Gardner

Neil P. Simpkins

Other Compensation Policies

Stock Ownership Guidelines

We have established stock ownership guidelines for our CEO, other NEOs and directors. The approved guidelines are as follows:

•	CEO: 6x salary

•	Direct reports to the CEO: 2.5x salary

•	Directors: 3x annual cash retainer

Participants are expected to comply with the ownership requirements within five years of an appointment to a qualified position. As of January 2, 2016, all participants were in compliance with the ownership requirements. The following components satisfy the ownership guidelines: Equity interests owned directly or indirectly (e.g. by or with spouse or held in trust for the individual or one or more family members of the individual), equity interests, including LP Units, held in qualified or nonqualified savings, profit sharing, or deferred compensation accounts, after-tax value of in-the-money spread of shares underlying vested but unexercised stock options, and shares underlying vested but unexercised warrants. Annually, the Compensation Committee will monitor progress of participants.

Incentive Compensation Recoupment (“Clawback”) Policy

An award agreement may provide that the Compensation Committee may in its sole discretion cancel such award if the participant, while employed by or providing services to Summit Inc. or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise has engaged in or engages in other detrimental activity that is in conflict with or adverse to the interests of any affiliate, including fraud or conduct contributing to any financial restatements or irregularities, as determined by the Compensation Committee in its sole discretion. The Compensation Committee may also provide in an award agreement that if the participant otherwise has engaged in or engages in any activity referred to in the preceding sentence, the participant will forfeit any gain realized on the vesting or exercise of such award and must repay the gain to Summit Inc. The Compensation Committee may also provide in an award agreement that if the participant receives any amount in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations or other administrative error), then the participant shall be required to repay any such excess amount to Summit Inc. Without limiting the foregoing, all awards shall be subject to reduction, cancellation, forfeiture or recoupment to the extent necessary to comply with applicable law. Our policy will be updated to comply with the SEC’s final regulations as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Compensation Risk Assessment

Our governance policies and compensation structure are not reasonably likely to have a material adverse effect on the Company. The following features of our program mitigate risk:

•	The Compensation Committee consults with a compensation consultant to assist with annual compensation decisions;

•	The Compensation Committee approves the annual incentive plan’s financial goals at the start of the fiscal year, and approves the performance achievement level and final payments earned at the end of the fiscal year;

•	The annual incentive plan currently caps potential payouts at 150% of the target opportunity to mitigate potential windfalls;

•	We utilize a mix of cash and equity variable incentive programs, and all equity awards are subject to multi-year vesting;

•	We utilize competitive change-in-control severance programs to help ensure executives continue to work towards the stockholders’ best interests in light of potential employment uncertainty;

•	Executive officers are subject to minimum stock ownership guidelines; and

•	An incentive clawback policy permits the Company to recoup equity-based compensation paid on the basis of financial results that are subsequently restated.

Limitations on Deductibility of Compensation

The Compensation Committee considers possible tax consequences and other factors when determining executive compensation, including the deductibility of compensation paid to the Company’s executive officers under Section 162(m) of the Code. In the event that Section 162(m) would apply to compensation paid to such individuals, the Compensation Committee may provide compensation that does not qualify under Section 162(m) if necessary to effectively attract, incentivize, and retain key personnel.

Compensation Tables

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the fiscal years ended 2015, 2014 and 2013, and their respective titles as of January 2, 2016.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(1)	All Other Compensation(4)	Total
Thomas W. Hill	2015	$746,750	$—	$4,530,452	$5,535,004	$1,134,127	$22,170	$11,968,503
President and Chief Executive Officer, Director	2014 2013	725,000 525,000	— —	55,390 —	— —	999,141 563,850	20,163 18,665	1,799,694 1,107,515

Michael J. Brady	2015	$371,315	$—	$1,459,930	$1,707,379	$271,803	$10,975	$3,821,402
Chief Business Development Officer	2014	360,500	—	16,707	—	253,071	22,959	653,237

Doug C. Rauh	2015	$503,928	$—	$1,113,297	$1,150,299	$459,204	$34,121	$3,260,849
Chief Operating Officer	2014	489,250	—	17,586	—	404,549	44,132	955,517
	2013	475,000	29,212	103,553	—	382,073	68,496	1,058,334

Brian J. Harris	2015	$503,928	$—	$1,334,756	$905,740	$459,204	$24,730	$3,228,358
Chief Financial Officer	2014	489,250	—	322,700	—	404,549	24,667	1,241,166

Damian J. Murphy	2015	$367,500	$—	$990,358	$1,110,552	$296,573	$22,966	$2,787,949
East Segment President

(1)	Reflects the bonus and non-equity incentive plan compensation awards for services rendered during the fiscal year presented. The amounts of the bonus payments were determined by the Board in its discretion. For more information, see “—Annual Incentives.”
(2)	The amounts reported in the Stock Awards column for 2013 and 2014 reflect the aggregate grant date fair value of Class D interests, calculated in accordance with FASB ASC Topic 718 (“ASC 718”), utilizing the assumptions discussed in Note 20, Employee Long Term Incentive Plan, to our audited consolidated financial statements for our 2013 and 2014 fiscal years, respectively. A portion of the Class D interests granted in 2013 and 2014 vest under certain performance conditions, which were not deemed probable of occurring at the date of grant, and therefore have not been included in the table above. The unrecognized value of these awards assuming the highest level of performance conditions have been achieved and based on the aggregate grant date fair value was $102,940 for Mr. Hill in 2014; $31,052 for Mr. Brady in 2014; $32,686 and $214,508 for Mr. Rauh in 2014 and 2013, respectively; and $599,779 for Mr. Harris in 2014.

The NEOs did not receive new equity grants in 2015. As described in “—Pre-IPO Compensation Elements,” in connection with the IPO, Class D interests were converted to LP Units. There was incremental fair value calculated in accordance with ASC 718 with respect to the time-vesting portion of the LP Units that were modified in connection with the IPO, which amounts are reflected in this column for 2015. The assumptions used in calculating the grant date fair value are discussed in Note 20, Employee Long Term Incentive Plan, to our audited consolidated financial statements included elsewhere in this report. With respect to the performance-vesting LP Units, there was no incremental fair value recognized in accordance with ASC 718 as a result of the modification since achievement of the performance conditions was not deemed probable before or after the modification.

(3)

The amounts reported in the Option Awards column reflect the aggregate grant date fair value of the leverage restoration options and warrants granted in 2015 in connection with the Reclassification, as discussed in “—Pre-IPO Compensation Elements.” The grant date fair values were computed in accordance with ASC 718, utilizing the assumptions discussed in Note 20, Employee Long Term Incentive Plan, to our audited consolidated financial statements included elsewhere in this report. The fair value of the leverage restoration options is determined using the Black-Scholes-Merton option pricing model assuming a

$20.04 stock price, $18.00 exercise price, ten year term, 2.27% risk-free rate and a 48% volatility rate. A portion of the leverage restoration options vest under certain performance conditions, which were not deemed probable of occurring at the date of grant, and therefore have not been included in the table above. The unrecognized value of these awards assuming the highest level of performance conditions have been achieved and based on the aggregate grant date fair value was $5,111,463 for Mr. Hill; $1,617,845 for Mr. Brady; $1,174,849 for Mr. Rauh; $925,069 for Mr. Harris; and $1,134,256 for Mr. Murphy.
(4)	All Other Compensation includes the following items: (a) amounts contributed by Summit Materials under the Summit Materials, LLC Retirement Plan; (b) payments for term life insurance; (c) car allowances; (d) relocation costs; (e) gym membership costs; (f) country club dues; and (g) fuel reimbursement for commuting. Amounts contributed to the Summit Materials, LLC Retirement Plan are matching contributions up to 4% of eligible compensation subject to IRS limits and totaled $10,400 for each of the NEOs in 2015 and $10,400 for Mr. Hill, Mr. Brady, Mr. Rauh and Mr. Harris in 2014 and $10,200 for Mr. Hill and Mr. Rauh in 2013. Matching contributions are immediately vested. For more information, see “—Retirement, Perquisites, and Other Benefits.” Payments for term life insurance were as follows: Mr. Hill—$11,230; Mr. Brady—$575; Mr. Rauh—$2,330; Mr. Harris—$2,330 and Mr. Murphy—$566 in 2015, Mr. Hill—$29,223; Mr. Brady—$559; Mr. Rauh—$1,212 and Mr. Harris—$2,267 in 2014 and Mr. Hill—$2,451 and Mr. Rauh—$1,173 in 2013. Payments made by Summit Materials for car allowances were as follows: $20,851 for Mr. Rauh and $12,000 each for Mr. Harris and Mr. Murphy in 2015; $20,851 for Mr. Rauh and $12,000 for Mr. Harris in 2014 and $20,851 for Mr. Rauh in 2013. Payments made by Summit Materials associated with Mr. Rauh’s relocation were $1,065 in 2013.

2015 Grants of Plan-Based Awards

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table.

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas W. Hill	3/17/2015	—	—	—		726,933		588,644	18	5,535,004
		466,179	933,438	1,400,156		—		—	—	—
Michael J. Brady	3/17/2015	—	—	—		230,084		183,840	18	1,707,379
		155,952	222,789	334,184		—		—	—	—
Doug C. Rauh	3/17/2015	—	—	—		167,083		128,525	18	1,150,299
		188,973	377,946	566,919		—		—	—	—
Brian J. Harris	3/17/2015	—	—	—		131,560		101,200	18	905,740
		188,973	377,946	566,919		—		—	—	—
Damian J. Murphy	3/17/2015	—	—	—		161,310		124,084	18	1,110,552
		132,300	220,500	330,750		—		—	—	—

(1)	Reflects the possible payouts of cash incentive compensation under the Non-Equity Incentive Plan. Amounts reported in the “Threshold” column assume that threshold performance is achieved under the EBITDA performance metric of the annual cash incentive program and that the threshold achievement under the cash flow and safety/discretionary performance metrics was not met. The actual amounts paid are described in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”
(2)	Reflects the performance-vesting leverage restoration options, a portion of which vest if affiliates of Blackstone receive a 1.75 times return on their initial invested capital and the remaining vest if affiliates of Blackstone receive a 3.00 times return on their initial invested capital. See “—Pre-IPO Compensation Elements.”
(3)	The amount reported reflects the total of time-vesting leverage restoration options and warrants granted in 2015. In connection with the IPO, the performance-vesting Class D interests and the time-vesting Class D interests were converted into LP Units, and Summit Inc. granted leverage restoration options, each with terms described under “—Pre-IPO Compensation Elements.” In addition, Class C interests were converted into LP Units and warrants with an exercise of $18.00 price of per share. The amount does not include the number of LP Units received by each NEO as a result of the Reclassification whereby the NEO’s Class A, Class C, Class D-1 and Class D-2 interests held prior to the IPO were reclassified to LP Units.
(4)

The amount reported in the Grant Date Fair Value of Stock and Option Awards column reflects the aggregate grant date fair value of the leverage restoration options and warrants converted from Class C and Class D interests computed in accordance with ASC 718. A portion of the leverage restoration options granted in 2015 vest under certain performance conditions, which were not deemed probable of occurring, and therefore no value has been included in the table above. The performance conditions for the performance-vesting leverage restoration options are described in “—Pre-IPO Compensation Elements.” The assumptions applied in determining the fair value of the awards are discussed in Note 20, Employee Long Term Incentive Plan, to our January 2, 2016 audited consolidated financial statements included elsewhere in this report. The amount for the leverage restoration options, and warrants reflects the Company’s calculation of the value of the awards at the grant date and Reclassification date, respectively, and does not necessarily correspond to the actual value that may ultimately be recognized by the NEO. See “—Pre-IPO Compensation Elements.”

Employment Agreements

Messrs. Hill, Harris and Rauh each have employment agreements and Messrs. Brady and Murphy have signed offers of employment. Their employment agreements and offers of employment provide for base salary subject to annual adjustment by the Board, an annual incentive award, participation in Company-sponsored broad-based and executive benefit plans and such other compensation as may be approved by the Board. Generally, our employment agreements have an initial term of three years, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by us or the executive not to renew.

Thomas W. Hill

Summit Holdings entered into an employment agreement with Mr. Hill, dated July 30, 2009, whereby Mr. Hill serves as the Chief Executive Officer of Summit Holdings and the Chief Executive Officer of the entity that served as the general partner of Summit Holdings prior to the consummation of the IPO. Mr. Hill also will continue to serve as a member of the Board so long as he serves in the foregoing capacities. Mr. Hill’s employment agreement had an initial term equal to three years commencing on July 30, 2009, which is automatically extended for additional one-year periods, unless Summit Holdings or Mr. Hill provides the other party 60 days’ prior written notice before the next extension date that the employment term will not be so extended. However, if Summit Holdings is dissolved pursuant to the terms of its limited partnership agreement, then the employment term shall automatically and immediately be terminated. On July 30, 2015, Mr. Hill’s employment agreement was automatically extended for an additional year.

Pursuant to the terms of his employment agreement, Mr. Hill’s initial annual base salary was $300,000, which amount is reviewed annually by the Board, and may be increased (but not decreased). His base salary in 2015 was $746,750. Mr. Hill is also eligible to earn an annual bonus of up to 125% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by Summit Holdings during such fiscal year. Mr. Hill is also entitled to participate in Summit Holdings’ employee benefit plans, as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Summit Holdings.

If Mr. Hill’s employment is terminated (i) by Summit Holdings with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to certain accrued amounts. If Mr. Hill’s employment is terminated as a result of his death or “disability” (as defined in the employment agreement), he will be entitled to receive (a) certain accrued amounts and (b) a pro rata portion of the annual bonus, if any, that Mr. Hill would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not been terminated. If Mr. Hill’s employment is terminated (i) by Summit Holdings without “cause” or (ii) by him as a result of a “constructive termination,” subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive (a) certain accrued amounts, (b) continued payment of his base salary in accordance with Summit Holdings’ normal payroll practices, as in effect on the date of termination of his employment, until 18 months after the date of such termination and (c) an amount equal to one and one-half times his annual bonus in respect of the fiscal year immediately preceding the applicable year of his termination of employment; provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to him under any other plans, programs or arrangements of Summit Holdings or its affiliates.

If Mr. Hill’s employment was terminated on January 2, 2016 without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), he would have been entitled to (1) continued payment of his base salary for 18 months, or $1,120,125 and (2) an amount equal to one and one-half times his annual bonus in respect of 2014, or $499,571. If Mr. Hill’s employment was terminated as a result of his death or “disability” (as defined in his employment agreement), he would have been entitled to receive a bonus of $999,141. If Mr. Hill was terminated without “cause” (as defined in the LP Unit agreement) or as a result of a “constructive termination” (as defined in his employment agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting LP Units and Leverage Restoration Options would be eligible to vest based on the proceeds of that transaction. In addition, upon a change in control, all of Mr. Hill’s unvested time-vesting LP Units and Leverage Restoration Options would vest. The value of his unvested time-vesting LP Units and his performance-vesting LP Units as of January 2, 2016 is reflected in the “Outstanding Equity Awards at 2015 Fiscal Year-end” table.

In the event (i) Mr. Hill elects not to extend the employment term or (ii) of a “dissolution” with a “negative return” (as such terms are defined in the employment agreement), unless Mr. Hill’s employment is earlier terminated as described above, Mr. Hill’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Hill shall be entitled to receive certain accrued amounts. In the event (i) that Summit Holdings elects not to extend the employment term or (ii) of a “dissolution” with a “positive return” (as such terms are defined in his employment agreement), Mr. Hill shall be treated as terminated without “cause” effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits for termination without “cause” described above.

Pursuant to the terms of his employment agreement, Mr. Hill is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 18 months following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 18 months following his termination of employment for any reason.

Michael J. Brady

Under the employment arrangement between the Company and Mr. Brady, Mr. Brady serves as an Executive Vice President and Chief Business Development Officer. Mr. Brady’s annual base salary in 2015 was $371,315. In addition, Mr. Brady is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, and the Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture effected by Summit Holdings during such fiscal year. Mr. Brady is also entitled to participate in employee benefit plans as in effect from time to time.

Upon a change in control, all of Mr. Brady’s unvested time-vesting LP Units would vest. In addition, if Mr. Brady was terminated without “cause” (as defined in the LP Unit agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting LP Units and Leverage Restoration Options would be eligible to vest based on the proceeds of that transaction. The value of his unvested time-vesting LP Units and Leverage Restoration Options and his performance-vesting LP Units and Leverage Restoration Options as of January 2, 2016 is reflected in the “Outstanding Equity Awards at 2015 Fiscal Year-end” table.

Brian J. Harris

Summit Holdings entered into an employment agreement with Brian J. Harris on December 3, 2013, for a period of employment beginning on October 14, 2013, pursuant to which Mr. Harris became our Chief Financial Officer. Mr. Harris’s employment agreement has an initial term equal to three years, which will be automatically extended for additional one-year periods, unless Summit Holdings or Mr. Harris provides the other party with 60 days’ prior written notice before the next extension date that the employment term will not be so extended.

Pursuant to the terms of his employment agreement, Mr. Harris’s annual base salary was $475,000, which amount is reviewed annually by the board, and may be increased (but not decreased). Mr. Harris’s base salary for 2015 was $503,928. Mr. Harris is also eligible to earn an annual bonus of up to 75% of his base salary upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by Summit Holdings during such fiscal year. Mr. Harris is entitled to a car allowance in the amount of $1,000 per month.

If Mr. Harris’s employment is terminated (i) by Summit Holdings with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to receive certain accrued amounts. If Mr. Harris’s employment is terminated as a result of his death or “disability” (as defined in his employment agreement), he will be entitled to receive (a) certain accrued amounts and (b) a pro rata portion of the annual bonus, if any, that Mr. Harris would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not terminated. If Mr. Harris’s employment is terminated (i) by Summit Holdings without “cause” or (ii) by him as a result of a “constructive termination,” subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive (a) certain accrued amounts, (b) continued payment of his base salary in accordance with Summit Holdings’ normal payroll practices, as in effect on the date of termination of his employment, until 12 months after the date of such termination, (c) an amount equal to Mr. Harris’s annual bonus in respect of the fiscal year immediately preceding the applicable year of Mr. Harris’s termination of employment, payable in equal monthly installments and (d) the costs of COBRA health continuation coverage for the lesser of 12 months after the date of such termination or until Mr. Harris is no longer eligible for COBRA health continuation coverage under applicable law.

If Mr. Harris’s employment was terminated without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), he would have been entitled to (1) continued payment of his base salary for 12 months, or $503,928, (2) an amount equal to his annual bonus in respect of 2014, or $404,549, and (3) the costs of COBRA health coverage for the lesser of 12 months after his date of termination or the date he is no longer eligible for such coverage under applicable law, or $11,928, based on 2015 rates. If Mr. Harris’s employment was terminated as a result of his death or “disability” (as defined in his employment agreement), he would be entitled to receive a bonus of $404,549. If Mr. Harris was terminated without “cause” (as defined in the LP Unit agreement) or as a result of a “constructive termination” (as defined in his employment agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting LP Units and Leverage Restoration Options would be eligible to vest based on the proceeds of that transaction. In addition, upon a change in control, all of Mr. Harris’s unvested time-vesting LP Units and Leverage Restoration Options would vest. The value of his unvested time-vesting LP Units and his performance-vesting LP Units and Leverage Restoration Options as of January 2, 2016 is reflected in the “Outstanding Equity Awards at 2015 Fiscal Year-end” table.

In the event (i) Mr. Harris elects not to extend the employment term or (ii) of a “dissolution” (as defined in the employment agreement) in connection with which the Sponsors do not receive a return on their investment, unless Mr. Harris’ employment is earlier terminated as described above, Mr. Harris’ termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Harris shall be entitled to receive certain accrued amounts. In the event (i) that Summit Holdings elects not to extend the employment term or (ii) of a “dissolution” in connection with which the Sponsors receive a return on their investment, Mr. Harris shall be treated as terminated without “cause” effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits for termination without “cause” described above.

Pursuant to the terms of his employment agreement, Mr. Harris is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 12 months following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 12 months following his termination of employment for any reason.

Damian J. Murphy

Under the employment arrangement between the Company and Mr. Murphy, Mr. Murphy serves as an Executive Vice President and East Segment President. Mr. Murphy’s annual base salary is $367,500. In addition, Mr. Murphy is also eligible to earn an annual bonus of up to 60% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term, and the Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture affected by Summit Holdings during such fiscal year. Mr. Murphy is entitled to a car allowance in the amount of $1,000 per month. Mr. Murphy is also entitled to participate in employee benefit plans as in effect from time to time.

If Mr. Murphy’s employment is terminated without “cause” (as defined in the LP Unit agreement), subject to the non-revocation or a release of claims, he will be entitled to a payment equal to two years of base salary, paid in accordance with our normal payroll practices. Upon a change in control, all of Mr. Murphy’s unvested time-vesting LP Units and Leverage Restoration Options would vest. In addition, if Mr. Murphy was terminated without “cause” (as defined in the LP Unit agreement) within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting LP Units and Leverage Restoration Options would be eligible to vest based on the proceeds of that transaction. The value of his unvested time-vesting LP Units and Leverage Restoration Options and his performance-vesting LP Units and Leverage Restoration Options as of January 2, 2016 is reflected in the “Outstanding Equity Awards at 2015 Fiscal Year-end” table.

Douglas C. Rauh

Summit Holdings entered into an employment agreement with Mr. Rauh as of December 29, 2011, pursuant to which Mr. Rauh became our East Segment President. Effective April 1, 2013, Mr. Rauh assumed the role of Chief Operating Officer of the Company. His employment agreement otherwise remained in effect. Mr. Rauh’s employment agreement has an initial term equal to three years commencing on January 1, 2012 which will be automatically extended for additional one-year periods, unless Summit Holdings or Mr. Rauh provides the other party 60 days prior written notice before the next extension date that the employment term will not be so extended. The employment term will automatically and immediately be terminated upon a “dissolution” (as defined in the employment agreement).

Pursuant to the terms of his employment agreement, Mr. Rauh’s annual base salary is $450,000, which amount is reviewed annually by the Board, and may be increased (but not decreased). Mr. Rauh’s base salary for 2015 was $503,928. Mr. Rauh is also eligible to earn an annual bonus of up to 75% of his base salary based upon the achievement of performance targets established by the Board within the first three months of each fiscal year during the employment term. The Board, in its sole discretion, may appropriately adjust such performance targets in any fiscal year to reflect any merger, acquisition or divestiture effected by Summit Holdings during such fiscal year. Mr. Rauh is entitled to a car allowance in the amount of $1,000 per month, in addition to reimbursement for Mr. Rauh’s actual expenditures for gasoline, upon submission of appropriate documentation. Mr. Rauh is also entitled to participate in Summit Holdings’ employee benefit plans as in effect from time to time, on the same basis as those benefits are generally made available to other senior executives of Summit Holdings.

If Mr. Rauh’s employment is terminated (i) by Summit Holdings with “cause” (as defined in the employment agreement) or (ii) by him other than as a result of a “constructive termination” (as defined in the employment agreement), he will be entitled to (a) certain accrued amounts (b) a pro rata portion of the annual bonus and (c) certain vested employee benefits, and if Mr. Rauh’s employment is terminated as a result of his death or “disability” (as defined in his employment agreement), he will be entitled to (a) certain accrued amounts, (b) a pro rata portion of the annual bonus, if any, that Mr. Rauh would have been entitled to receive, payable when such annual bonus would have otherwise been payable to him had his employment not terminated, and (c) the costs of COBRA health continuation coverage for 18 months (or, if shorter, until COBRA coverage ends under Summit Holdings’ group health plan). If Mr. Rauh’s employment is terminated (i) by Summit Holdings without cause or (ii) by him as a result of a “constructive termination” (as defined in the employment agreement), subject to his continued compliance with certain restrictive covenants and his non-revocation of a general release of claims, he will be entitled to receive, in addition to certain accrued amounts, (i) continued payment of his base salary in accordance with the Summit Holdings’ normal payroll practices, as in effect on the date of termination of his employment, until 12 months after the date of such termination (the “Severance Period”), (ii) an amount equal to Mr. Rauh’s annual bonus in respect of the fiscal year immediately preceding the applicable year of Mr. Rauh’s termination of employment, payable in equal monthly installments for 18 months after the date of such termination, and (iii) the costs of COBRA health continuation coverage for the lesser of the Severance Period or 18 months after the date of such termination (or, if shorter, until COBRA coverage ends under Summit Holdings’ group health plan); provided that the aggregate amounts shall be reduced by the present value of any other cash severance or termination benefits payable to Mr. Rauh under any other plans, programs or arrangements of the Summit Holdings or its affiliates.

If Mr. Rauh’s employment was terminated without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), he would have been entitled to (1) continued payment of his base salary for 12 months, or $503.928, (2) an amount equal to his annual bonus in respect of 2014,or $404,549 and (3) the costs of COBRA health coverage for 12 months after his date of termination, or $11,928, based on 2015 rates. If Mr. Rauh’s employment was terminated as a result of his death or “disability” (as defined in his employment agreement), he would be entitled to receive (1) a pro rata portion of his annual bonus that he would have been entitled to receive in respect of 2015, or $462,984, and (2) the costs of COBRA health care coverage for 18 months, or $17,893, based on 2015 rates. If Mr. Rauh was terminated without “cause” (as defined in the Class D unit subscription agreement) or as a result of a “constructive termination” within 12 months preceding a change in control or a public offering (each as defined in Summit Holdings’ limited partnership agreement), his performance-vesting Class D Units would be eligible to vest based on the proceeds of that transaction. In addition, upon a change in control, all of Mr. Rauh’s unvested time-vesting LP Units and Leverage Restoration Options would vest. The value of his unvested time-vesting LP Units and Leverage Restoration Options and his performance-vesting LP Units and Leverage Restoration Options as of January 2, 2016 is reflected in the “Outstanding Equity Awards at 2015 Fiscal Year-end” table.

In the event (i) Mr. Rauh elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors do not receive a return on their investment, unless Mr. Rauh’s employment is earlier terminated, Mr. Rauh’s termination of employment shall be deemed to occur on the close of business on the earlier of the effective date of “dissolution” or the day immediately preceding the next scheduled extension date, and Mr. Rauh shall be entitled to receive certain accrued amounts. In the event (i) that Summit Holdings elects not to extend the employment term or (ii) of a “dissolution” (as such term is defined in his employment agreement) in connection with which the Sponsors receive a return on their investment, Mr. Rauh shall be treated as terminated without cause effective as of the close of business on the day immediately preceding the next scheduled extension date or the effective date of the “dissolution,” and shall be entitled to receive the amounts and benefits for termination without “cause” described above.

Pursuant to the terms of his employment agreement, Mr. Rauh is subject to the following covenants: (i) a covenant not to disclose confidential information while employed and at all times thereafter; (ii) a covenant not to compete for a period of 12 months following his termination of employment for any reason; and (iii) a covenant not to solicit employees or customers for a period of 12 months following his termination of employment for any reason.

Outstanding Equity Awards at 2015 Fiscal Year-end

A summary of the outstanding equity awards for each named executive officer as of January 2, 2016 is as follows:

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
Thomas W. Hill	3/17/15 3/17/15	— —	559,181 29,463	726,933 —	18.00 18.00	3/17/25 3/17/25
							7,665	153,607	742,456	14,878,818
Michael J. Brady	3/17/15 3/17/15	— —	176,988 6,852	230,084 —	18.00 18.00	3/17/25 3/17/25
							7,471	149,719	237,652	4,762,546
Douglas C. Rauh	3/17/15	—	128,525	167,083	18.00	3/17/25
							28,398	569,096	165,578	3,318,183
Brian J. Harris	3/17/15	—	101,200	131,560	18.00	3/17/25
							77,904	1,561,196	155,815	3,122,533
Damian J. Murphy	3/17/15	—	124,084	161,310	18.00	3/17/25
							5,378	107,775	166,653	3,339,726

(1)	Reflects time-vesting leverage restoration options and warrants issued in connection with the Reclassification as described under “—Pre-IPO Compensation Elements.” The time-vesting leverage restoration options vest over four years at a rate of 25% of the award on each of the first four anniversaries of the Reclassification date, subject to the employee’s continued employment through the applicable vesting date. The warrants will be exercisable on March 17, 2016.
(2)	Reflects performance-vesting leverage restoration options issued in connection with the Reclassification as described under “—Pre-IPO Compensation Elements.” The performance-vesting leverage restoration options are subject to the same four-year time vesting condition as the time-vesting leverage restoration options. In addition, the performance-vesting awards only vest when certain investment returns are achieved by Blackstone while the employee continues to provide services to the Company.
(3)	Reflects the expiration date of the leverage restoration options, which is ten years from the date of grant. The warrants expire on the tenth anniversary of the pricing of the Company’s IPO.
(4)	Reflects time-vesting LP Units issued in connection with the IPO as described under “—Pre-IPO Compensation Elements.” Time-vesting LP Units were reclassified from the time-vesting Class D-1 interests, 20% of which vest on the first anniversary of the legacy Class D-1 interests’ grant date and the remaining 80% vest monthly over the four years following the first anniversary. The time-vesting LP Units will become fully vested on an accelerated basis upon a change in control while the employee continues to provide services to us. Any of the time-vesting LP Units that are unvested upon termination of the employee’s services will be forfeited by the employee.
(5)	Reflects the aggregate market value of the unvested time-vesting LP Units, based on a price of $20.04 per unit, which was the share price of Summit Inc.’s Class A common stock on December 31, 2015, the last trading day of the fiscal year.
(6)	Reflects performance-vesting LP Units issued in connection with the Reclassification as described under “—Pre-IPO Compensation Elements.” The performance-vesting LP Units are subject to the same four-year time vesting condition as the time-vesting leverage LP Units. In addition, the performance-vesting awards only vest when certain investment returns are achieved by Blackstone while the employee continues to provide services to the Company.
(7)	Reflects the aggregate market value of the unvested performance-vesting LP Units, based on a price of $20.04 per unit, which was the share price of Summit Inc.’s Class A common stock on December 31, 2015, the last trading day of the fiscal year.

2015 Option Exercises and Stock Vested

The following table provides information regarding the amounts recognized by our NEOs upon the vesting of time-vesting LP Units during 2015.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)(1)
Thomas W. Hill	80,786	$1,618,953
Michael J. Brady	25,382	$508,648
Doug C. Rauh	28,084	$562,796
Brian J. Harris	47,947	$960,853
Damian J. Murphy	13,062	$261,767

(1)	The amount reported in the Value Realized on Vesting column reflects the aggregated market values based on a $20.04 share price, which was the closing price of Summit Inc.’s Class A common shares on December 31, 2015, the last trading day of the Company’s 2015 fiscal year.

Director Compensation

In 2015, we paid compensation only to our directors who were not employed by us, Blackstone or Silverhawk for their services as directors. Following our IPO, these directors received annual cash compensation of $150,000. The chairperson of the Board received an additional $90,000 and the respective chairpersons of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee received an additional $15,000, $10,000 and $10,000, respectively. Directors who were not employed by us may also receive compensation, from time to time, for service on any special committees of the Board. During 2015, directors could elect to receive a portion of their compensation, in an amount up to the lesser of 50% of their annual compensation or $100,000, in the form of equity. We reimburse our directors for any reasonable expenses incurred by them in connection with services provided in such capacity.

Howard L. Lance

Mr. Lance was paid $250,000 in 2015 for service on the Board as its chairman and as chair of the Corporate Governance and Nominating Committee. In connection with the IPO, the aggregate number of vested and unvested LP Units issued to Mr. Lance in respect of his Class D interests was 221,480, and the number of leverage restoration options was 246,611.

Ted A. Gardner

Mr. Gardner was paid $48,000 for his service on a special committee of the Board formed to evaluate aspects of the 2015 acquisition of the Davenport Assets. In connection with the IPO, Class C interests held by a limited liability company controlled by Mr. Gardner were converted to 94,692 LP Units and the limited liability company received 27,408 warrants.

John R. Murphy

Mr. Murphy was paid $196,750 in 2015 for his service on the Board, as chair of the Audit Committee and for his service on a special committee of the Board formed to evaluate aspects of the 2015 acquisition of the Davenport Assets. He received $41,224 of this compensation in shares of Summit Inc.’s Class A common stock, of which $20,615 was paid in 2016. In connection with the IPO, the aggregate number of vested and unvested LP Units issued to Mr. Murphy in respect of his Class D interests was 11,274 and the number of leverage restoration options was 10,220.

Director Compensation Table

The table below summarizes the compensation paid to non-employee directors for the year ended January 2, 2016.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Stock Awards(2)	Total Compensation
Howard L. Lance	$250,000	$2,207,168	$2,155,868	$4,756,696
Ted A. Gardner	48,000	493,344	195,072	48,000
Julia C. Kahr	—	—	—	—
John R. Murphy	196,750	91,469	127,985	400,564
Neil P. Simpkins	—	—	—	—
Anne K. Wade(3)	—	—	—	—

(1)	The amounts reported in the Option Awards column reflect the aggregate grant date fair value of time-vesting leverage restoration options issued in connection with the Reclassification, as described under “—Pre-IPO Compensation Elements.” The grant date fair values were computed in accordance with ASC 718, utilizing the assumptions discussed in Note 20, Employee Long Term Incentive Plan, to our audited consolidated financial statements included elsewhere in this report. The fair value of the leverage restoration options is determined using the Black-Scholes-Merton option pricing model assuming a $20.04 stock price, $18.00 exercise price, ten year term, 2.27% risk-free rate and a 48% volatility rate. As of January 2, 2016, Messrs. Lance and Murphy each held 246,611 and 10,220 leverage restoration options, respectively.
(2)	As described in “—Pre-IPO Compensation Elements,” in connection with the IPO, Class D interests were converted to LP Units. The amounts reported in the Stock Awards column reflect the incremental fair value of time-vesting LP Units that were modified in connection with the IPO, calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value are discussed in Note 20, Employee Long Term Incentive Plan, to our audited consolidated financial statements included elsewhere in this report. As of January 2, 2016, Messrs. Lance and Murphy each held 253,498 and 11,274 LP Units, respectively.
(3)	Ms. Wade was appointed to the Board in January 2016 and therefore did not receive any compensation for the year ended January 2, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of our Class A common stock and LP Units by (1) each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Summit Inc., (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Percentage of beneficial ownership is based upon 100,022,807 votes represented by outstanding securities, consisting of (1) 49,746,982 shares of Class A common stock issued and outstanding and (2) 50,275,825 LP Units outstanding, excluding LP Units held by Summit Inc., in each case as of February 17, 2016. Summit Inc. is the general partner of Summit Holdings, which indirectly owns 100% of the limited liability interests of Summit LLC. Summit Inc. also holds 49,746,982 of the outstanding LP Units. Except as otherwise noted, (i) the information is as of February 17, 2016, and (ii) the address of each beneficial owner of is c/o Summit Materials, Inc., 1550 Wynkoop Street, 3rd floor, Denver, Colorado 80202. Beneficial ownership is determined in accordance with the rules and regulations of the SEC.

Name of Beneficial Owner	Class A Common Stock (1)		LP Units (1)		Combined Voting Power (2)(3)
	Number	Percent	Number	Percent	Number	Percent
Blackstone Funds (4)	—	—	37,933,804	37.9%	50,275,825	50.3%
BAMCO, Inc. (5)	3,718,555	7.5%	—	—	3,718,555	3.7%
Jennison Associates LLC (6)	3,542,184	7.1%	—	—	3,542,184	3.5%
Point72 Asset Management, L.P. (7)	2,582,776	5.2%	—	—	2,582,776	2.6%
Prudential Financial, Inc. (8)	3,791,118	7.6%	—	—	3,791,118	3.8%
Roystone Capital Management LP (9)	1,692,509	3.4%	—	—	1,692,509	1.7%
The Vanguard Group (10)	3,300,294	6.6%	—	—	3,300,294	3.3%
Thomas W. Hill (11)	179,258	*	1,336,470	1.3%	179,258	*
Howard L. Lance (12)	61,653	*	253,499	*	61,653	*
Ted A. Gardner (13)	27,408	*	252,752	*	27,408	*
Julia C. Kahr (14)	—	—	—	—	—	—
John R. Murphy (15)	4,691	*	11,274	*	4,691	*
Neil P. Simpkins (16)	—	—	—	—	—	—
Anne K. Wade	—	—	—	—	—	—
Michael J. Brady (17)	51,099	*	483,649	*	51,099	*
Brian J. Harris (18)	80,300	*	547,951	*	80,300	*
Damian J. Murphy (19)	34,021	*	259,042	*	34,021	*
Douglas C. Rauh (20)	35,631	*	267,077	*	35,631	*
All Directors and Executive Officers as a Group (15 persons) (21)	546,470	1.1%	3,900,633	3.9%	546,470	*

*	Less than 1%.
(1)	Subject to the terms of the Exchange Agreement, vested LP Units are exchangeable from and after March 17, 2016 for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” Beneficial ownership of LP Units reflected in this table includes both vested and unvested LP Units and has not been reflected as beneficial ownership of shares of our Class A common stock for which such units may be exchanged. The table below sets forth the number of such LP Units held by our directors, NEOs and all directors and executive officers as a group that are exchangeable within 60 days of February 17, 2016. The following table excludes LP Units that would vest upon achievement of performance criteria. See “Executive Compensation—Compensation Discussion and Analysis—Pre-IPO Compensation Elements” for a description of the time-vesting and performance vesting LP Units.

Name	Number of Exchangeable LP Units
Thomas W. Hill	590,292
Howard L. Lance	164,907
Ted A. Gardner	252,752
John R. Murphy	10,076
Michael J. Brady	240,373
Brian J. Harris	320,149
Damian J. Murphy	88,320
Douglas C. Rauh	79,470
All Directors and Executive Officers as a Group	1,918,849

(2)	Represents percentage of voting power of the Class A common stock and Class B common stock of Summit Inc. voting together as a single class and gives effect to voting power of the Class B common stock. See footnote (3) below.
(3)	Summit Owner Holdco, an entity owned by certain of our pre-IPO owners and the former minority holders of Continental Cement, holds all of the issued shares of our Class B common stock that were outstanding as of February 17, 2016. The Class B common stock provides Summit Owner Holdco with a number of votes that is equal to the aggregate number of LP Units outstanding immediately prior to the IPO less the number of such LP Units that, after the IPO date, have been transferred to Summit Inc. are transferred to a holder other than Summit Owner Holdco together with a share of Class B common stock (or fraction thereof). As of February 17, 2016, Summit Owner Holdco was the sole holder of our Class B common stock and the total number of votes that the Class B common stock provided Summit Owner Holdco was 50,305,734. The managing member of Summit Owner Holdco is Summit Materials Holdings GP Ltd., which has the sole and exclusive authority, exercisable in its sole discretion, to direct the voting and disposition of the Class B common stock held by the Summit Owner Holdco. The Blackstone Funds, as defined below, have the right to appoint a majority of the members of the board of directors of Summit Materials Holdings GP Ltd. and may be deemed to have voting control of the Class B common stock held by Summit Owner Holdco.
(4)	The number of shares was obtained from the holder; Schedule 13G filing with the SEC dated February 16, 2016, which report ownership as of December 31, 2015. Includes 30,781,057 LP Units directly held by Blackstone Capital Partners (Delaware) V-NQ L.P., 6,488,901 LP Units directly held by Blackstone Capital Partners (Delaware) NQ V-AC L.P., 585,415 LP Units directly held by Summit BCP Intermediate Holdings L.P., 49,605 LP Units directly held by Blackstone Family Investment Partnership (Delaware) V-NQ L.P. and 28,826 LP Units directly held by Blackstone Participation Partnership (Delaware) V-NQ L.P. (together, the “Blackstone Funds”). The general partner of Summit BCP Intermediate Holdings L.P. is Summit BCP Intermediate Holdings GP, Ltd. Summit BCP Intermediate Holdings GP, Ltd. is owned by Blackstone Capital Partners (Delaware) V-NQ L.P., Blackstone Capital Partners (Delaware) NQ V-AC L.P., Blackstone Family Investment Partnership (Delaware) V-NQ L.P. and Blackstone Participation Partnership (Delaware) V-NQ L.P. The general partner of each of Blackstone Capital Partners (Delaware) V-NQ L.P. and Blackstone Capital Partners (Delaware) NQ V-AC L.P. is Blackstone Management Associates (Cayman) V-NQ L.P. The general partners of each of Blackstone Management Associates (Cayman) V-NQ L.P., Blackstone Family Investment Partnership (Delaware) V-NQ L.P. and Blackstone Participation Partnership (Delaware) V-NQ L.P. are Blackstone LR Associates (Cayman) V-NQ Ltd. and BCP V-NQ GP L.L.C. Blackstone Holdings II L.P. is the sole member of BCP V-NQ GP L.L.C. and the controlling shareholder of Blackstone LR Associates (Cayman) V-NQ Ltd. The general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP Inc. The sole shareholder of Blackstone Holdings I/II GP Inc. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.

Each of such persons disclaims beneficial ownership of the LP Units (and the shares underlying such units) directly held by the Blackstone Funds (other than the Blackstone Funds to the extent of their direct holdings). The address of each of the entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(5)	The number of shares held was obtained from the Schedule 13G filing with the SEC dated February 16, 2016, which reports beneficial ownership as of December 31, 2015 for each of: (i) BAMCO, Inc. (“BAMCO”); (ii) Baron Capital Group, Inc. (“Baron Capital Group”); (iii) Baron Capital Management, Inc. (“Baron Capital Management”); and (iv) Ronald Baron. The Schedule 13G filing indicates that (i) BAMCO has shared power to vote and dispose of 3,621,043 shares of our Class A common stock; (ii) Baron Capital Group has shared power to vote and dispose of 3,718,555 shares of our Class A common stock; (iii) Baron Capital Management has shared power to vote and dispose of 97,512 shares of our Class A common stock; (iv) Ronald Baron has shared power to vote and dispose of 3,718,555 shares of our Class A common stock; and (v) none of the entities or individuals listed above has sole power to vote or dispose of our shares of Class A common stock. The address of the principal business office of the entities and individuals listed above is 767 Fifth Avenue, 49th Floor, New York, New York 10153.
(6)	The number of shares held was obtained from the holder’s Schedule 13G filing with the SEC dated February 2, 2016, which reports ownership as of December 31, 2015. The Schedule 13G filing indicates that the holder, Jennison Associates LLC (“Jennison”) had sole power to vote or direct the vote of, and sole power to dispose or to direct the disposition of, 3,542,184 shares of our Class A common stock and shared power to vote or direct the vote of, and shared power to dispose or to direct the disposition of, no shares. Jennison’s address is 466 Lexington Avenue, New York, New York 10017.
(7)	The number of shares held was obtained from the Schedule 13G/A filing with the SEC dated February 16, 2016, which reports beneficial ownership as of December 31, 2015 for each of: (i) Point72 Asset Management, L.P. (“Point72 Asset Management”); (ii) Point72 Capital Advisors, Inc. (“Point72 Capital Advisors Inc.”); (iii) Cubist Systematic Strategies, LLC (“Cubist Systematic Strategies”); (iv) EverPoint Asset Management, LLC (“EverPoint Asset Management”); and (v) Steven A. Cohen. The Schedule 13G/A filing indicates that (i) Point72 Asset Management has shared power to vote and dispose of 2,582,776 shares of our Class A common stock; (ii) Point72 Capital Advisors Inc. has shared power to vote and dispose of 2,582,776 shares of our Class A common stock; (iii) Cubist Systematic Strategies has shared power to vote and dispose of 28,025 shares of our Class A common stock; (iv) EverPoint Asset Management has shared power to vote and dispose of 80,000 shares of our Class A common stock; (v) Steven A. Cohen has shared power to vote and dispose of 2,690,801 shares of our Class A common stock; and (vi) none of the entities or individuals listed above has sole power to vote or dispose of our shares of Class A common stock. The address of the principal business office of: (i) Point72 Asset Management, Point72 Capital Advisors Inc. and Mr. Cohen is 72 Cummings Point Road, Stamford, Connecticut 06902; (ii) Cubist Systematic Strategies is 330 Madison Avenue, New York, New York 10173; and (iii) EverPoint Asset Management is 510 Madison Avenue, New York, New York 10022.
(8)	The number of shares held was obtained from the holder’s Schedule 13G filing with the SEC dated February 2, 2016, which reports ownership as of December 31, 2015. The Schedule 13G filing indicates that the holder, Prudential Financial, Inc. (“Prudential”) had sole power to vote or direct the vote of, and sole power to dispose or to direct the disposition of, 263,250 shares of our Class A Common Stock and shared power to vote or direct the vote of, and shared power to dispose or to direct the disposition of, 3,527,868 shares of our Class A common stock. The filing also reports that the 3,791,118 shares of our Class A common stock beneficially owned by Prudential includes all of the shares beneficially owned by Jennison. Prudential’s address is 751 Broad Street, Newark, New Jersey 07103.
(9)	The number of shares held was obtained from the Schedule 13G filing with the SEC dated February 16, 2016, which reports beneficial ownership as of December 31, 2015 for each of: (i) Roystone Capital Management LP (“Roystone Management”); (ii) Roystone Capital Master Fund Ltd. (“Roystone Master”); and (iii) Rich Barrerra. The Schedule 13G filing indicates that (i) Roystone Management has shared power to vote and dispose of 1,692,509 shares of our Class A common stock; (ii) Roystone Master has shared power to vote and dispose of 1,520,265 shares of our Class A common stock; (iii) Rich Barrera has shared power to vote and dispose of 1,692,509 shares of our Class A common stock; and (iv) none of the entities or individuals listed above has sole power to vote or dispose of our shares of Class A common stock. The address of the principal business office of Roystone Management and Rich Barrerra is 767 Third Avenue, 6th Floor, New York, New York 10017. The address of the principal business office of Roystone Master is 94 Solaris Bay, P.O. Box 1348, Grand Cayman Ky1-1108, Cayman Islands.

(10)	The number of shares held was obtained from the holder’s Schedule 13G filing with the SEC dated February 10, 2016, which reports ownership as of December 31, 2015. The Schedule 13G filing indicates that the holder had sole power to vote or direct the vote of 76,239 shares of our Class A common stock, and sole power to dispose or to direct the disposition of, 3,226,897 shares of our Class A common stock and shared power to vote or direct the vote of no shares of our Class A common stock, and shared power to dispose or to direct the disposition of, 73,397 shares of our Class A common stock. The holder’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(11)	Includes (i) 139,795 leverage restoration options issued to Mr. Hill that will vest within 60 days of February 17, 2016, (i) 29,463 warrants issued to Mr. Hill at the time of our IPO, (iii) 10,000 shares of our Class A common stock purchased by Mr. Hill at the time of our IPO, (iv) 70,205 LP Units held by Mr. Hill and (v) 1,266,265 LP Units held by a trust for which Mr. Hill’s spouse serves as trustee and as to which Mr. Hill could be deemed to have beneficial ownership. See “Certain Relationships and Related Person Transactions and Director Independence –Warrant Issuances.”
(12)	Includes 61,653 leverage restoration options issued to Mr. Lance that will vest within 60 days of February 17, 2016.
(13)	Includes (i) 27,408 warrants and (ii) 252,752 LP Units held by a limited liability company controlled by Mr. Gardner. Mr. Gardner has sole voting and dispositive power over such warrants and LP Units. Does not include (i) 57,555 warrants issued to Silverhawk at the time of our IPO and (ii) 2,133,826 LP Units held by Silverhawk and as to which Mr. Gardner, a managing partner and co-founder, could be deemed to have beneficial ownership. See “Certain Relationships and Related Person Transactions and Director Independence –Warrant Issuances.”
(14)	Ms. Kahr is a Senior Managing Director of The Blackstone Group. Ms. Kahr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(15)	Includes (i) 2,555 leverage restoration options issued to Mr. Murphy that will vest within 60 days of February 17, 2016, and (ii) 2,136 shares of our Class A common stock issued to Mr. Murphy as compensation for his service on our Board of Directors.
(16)	Mr. Simpkins is a Senior Managing Director of The Blackstone Group. Mr. Simpkins disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(17)	Includes (i) 44,247 leverage restoration options issued to Mr. Brady that will vest within 60 days of February 17, 2016 and (ii) 6,852 warrants issued to Mr. Brady at the time of our IPO.
(18)	Includes (i) 25,300 leverage restoration options issued to Mr. Harris that will vest within 60 days of February 17, 2016, (ii) 55,000 shares of our Class A common stock purchased by Mr. Harris at the time of our IPO, and (iii) 547,951 LP Units held by trusts for which Mr. Harris’ spouse serves as trustee and as to which Mr. Harris could be deemed to have beneficial ownership.
(19)	Includes (i) 31,021 leverage restoration options issued to Mr. Murphy that will vest within 60 days of February 17, 2016, (ii) 1,200 shares of our Class A common stock purchased by Mr. Murphy at the time of our IPO and (iii) 1,800 shares of our Class A common stock held by his daughter and as to which Mr. Murphy could be deemed to have beneficial ownership.
(20)	Includes (i) 32,131 leverage restoration options issued to Mr. Rauh that will vest within 60 days of February 17, 2016 and (ii) 3,500 shares of our Class A common stock purchased by Mr. Rauh at the time of our IPO.
(21)	Includes (i) 383,242 leverage restoration options that will vest within 60 days of February 17, 2016, (ii) 63,723 warrants issued at the IPO and (iii) 99,505 shares of our Class A common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exchange Agreement

In connection with the IPO, we entered into an exchange agreement with the holders of LP Units pursuant to which each holder of LP Units (and certain permitted transferees thereof) may, from and after March 17, 2016 (subject to the terms of the exchange agreement) exchange their LP Units for shares of Class A common stock of Summit Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Notwithstanding the foregoing, Blackstone is generally permitted to exchange LP Units at any time. The exchange agreement also provides that a holder of LP Units will not have the right to exchange LP Units if Summit Inc. determines that such exchange would be prohibited by law or regulation or would violate other agreements with Summit Inc. or its subsidiaries to which such holder may be subject. Summit Inc. may impose additional restrictions on exchange that it determines to be necessary or advisable so that Summit Holdings is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a holder exchanges LP Units for shares of Class A common stock, the number of LP Units held by Summit Inc. is correspondingly increased as it acquires the exchanged LP Units. In accordance with the exchange agreement, any holder other than Summit Owner Holdco who surrenders all of its LP Units for exchange must concurrently surrender all shares of Class B common stock held by it (including fractions thereof) to Summit Inc. For so long as affiliates of Blackstone collectively own at least 5% of the outstanding LP Units (excluding LP Units held by Summit Inc.), the consent of each Blackstone holder will be required to amend the exchange agreement.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with our pre-IPO owners and the Former Continental Cement Minority Holders pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act the offering of shares of Class A common stock delivered in exchange for LP Units. Under the registration rights agreement, we agreed to register the exchange of LP Units for shares of Class A common stock by our pre-IPO owners. In addition, Blackstone has the right to request an unlimited number of “demand” registrations, the Former Continental Cement Minority Holders have the right to request one “demand” registration and Blackstone, certain other pre-IPO owners and the Former Continental Cement Minority Holders have customary “piggyback” registration rights.

Tax Receivable Agreement

Holders of LP Units (other than Summit Inc.) may, subject to certain conditions, from and after March 17, 2016 (subject to the terms of the exchange agreement), exchange their LP Units for shares of Class A common stock of Summit Inc. on a one-for-one basis. Summit Holdings intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of LP Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the tangible and intangible assets of Summit Holdings at the time of an exchange of LP Units. These increases in tax basis may reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. In addition, in the event the Investor Entities exercise their right to merge with us or be contributed to us (as described below under “—Stockholders’ Agreement,” we may be entitled to utilize the Investor Entities’ net operating losses, if any. The IRS may challenge all or part of the tax basis increase and increased deductions or net operating losses, and a court could sustain such a challenge.

In connection with the IPO, we entered into a tax receivable agreement with the holders of LP Units and certain other indirect pre-IPO owners that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the cash savings in income tax, if any, that Summit Inc. realizes as a result of (i) the increases in tax basis described above and (ii) our utilization of certain net operating losses of the Investor Entities described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Summit Inc. and not of Summit Holdings. Summit Inc. expects to benefit from the remaining 15% of cash savings, if any, in income tax it realizes. For purposes of the tax receivable agreement, the cash savings in income tax are computed by comparing the actual income tax liability of Summit Inc. (calculated with certain assumptions) to the amount of such taxes that Summit Inc. would have been required to pay had there been no increase to the tax basis of the assets of Summit Holdings as a result of the exchanges and no utilization of net operating losses of the Investor Entities and had Summit Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless Summit Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below) or Summit Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if Summit Inc. had exercised its right to terminate the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•	the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Summit Holdings at the time of each exchange;

•	the price of shares of our Class A common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Summit Holdings, is directly proportional to the price of shares of our Class A common stock at the time of the exchange;

•	the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available;

•	the amount of net operating losses—the amount of net operating losses of the Investor Entities at the time of any applicable merger or contribution transaction will impact the amount and timing of payments under the tax receivable agreement; and

•	the amount and timing of our income—Summit Inc. is required to pay 85% of the cash tax savings as and when realized, if any. If Summit Inc. does not have taxable income, Summit Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax savings that will result in payments under the tax receivable agreement.

We anticipate that we will account for the effects of these increases in tax basis and payments for such increases under the tax receivable agreement arising from exchanges as follows:

•	we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;

•	to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•	we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the exchange will be included in net (loss) income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net (loss) income. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Summit Holdings and our possible utilization of net operating losses, the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by holders of LP Units.

In addition, the tax receivable agreement provides that upon certain changes of control, Summit Inc.’s (or its successor’s) obligations with respect to exchanged or acquired LP Units (whether exchanged or acquired before or after such transaction) and other recipients would be based on certain assumptions, including that Summit Inc. would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the tax receivable agreement. With respect to previously exchanged or acquired LP Units, we would be required to make a payment equal to the present value (at a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits determined using assumptions (ii) through (v) of the following paragraph.

Furthermore, Summit Inc. may elect to terminate the tax receivable agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the tax receivable agreement includes several assumptions, including that (i) any LP Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Summit Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Summit Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods. Based upon a $20.04 share price of our Class A common stock, which was the closing price on December 31, 2015, and that LIBOR were to be 1.2%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $607.0 million. The foregoing number is merely an estimate and the actual payments could differ materially.

As a result of the change in control provisions and the early termination right, Summit Inc. could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the tax receivable agreement (although any such overpayment would be taken into account in calculating future payments, if any, under the tax receivable agreement) or that are prior to the actual realization, if any, of such tax benefits. Also, the obligations of Summit Inc. would be automatically accelerated and be immediately due and payable in the event that Summit Inc. breaches any of its material obligations under the agreement and in certain events of bankruptcy or liquidation. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.

Decisions made by our pre-IPO owners may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the tax receivable agreement.

Payments under the tax receivable agreement are based on the tax reporting positions that we will determine. Summit Inc. will not be reimbursed for any payments previously made under the tax receivable agreement if the tax basis increases or our utilization of net operating losses are successfully challenged by the IRS, although such amounts may reduce our future obligations, if any, under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of Summit Inc.’s cash tax savings.

Stockholders’ Agreement

In connection with the IPO, we entered into a stockholders’ agreement with Blackstone. This agreement requires us to, among other things, nominate a number of individuals designated by Blackstone for election as our directors at any meeting of our stockholders (each a “Sponsor Director”) such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board or a duly authorized committee of the Board, as a director of our company, the number of Sponsor Directors serving as directors of our company is equal to: (1) if our pre-IPO owners and their affiliates together continue to beneficially own at least 50% of the shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is greater than 50% of the total number of directors comprising our Board; (2) if our pre-IPO owners and their affiliates together continue to beneficially own at least 40% (but less than 50%) of the shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 40% of the total number of directors comprising our Board; (3) if our pre-IPO owners and their affiliates together continue to beneficially own at least 30% (but less than 40%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 30% of the total number of directors comprising our Board; (4) if our pre-IPO owners and their affiliates together continue to beneficially own at least 20% (but less than 30%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 20% of the total number of directors comprising our Board; and (5) if our pre-IPO owners and their affiliates together continue to beneficially own at least 5% (but less than 20%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 10% of the total number of directors comprising our Board. For so long as the stockholders’ agreement remains in effect, Sponsor Directors may be removed only with the consent of Blackstone. In the case of a vacancy on our Board created by the removal or resignation of a Sponsor Director, the stockholders’ agreement requires us to nominate an individual designated by our Sponsor for election to fill the vacancy. The above-described provisions of the stockholders’ agreement will remain in effect until Blackstone is no longer entitled to nominate a Sponsor Director pursuant to the stockholders’ agreement, unless Blackstone requests that it terminate at an earlier date.

The stockholders’ agreement also: (1) requires us to cooperate with Blackstone in connection with certain future pledges, hypothecations or grants of security interest in any or all of the shares of Class A common stock or LP Units held by Blackstone, including to banks or financial institutions as collateral or security for loans, advances or extensions of credit; and (2) entitles the Investor Entities to require us to implement either (x) the contribution of interests in the Investor Entities for an aggregate number of shares of Class A common stock that is equal to the number of LP Units held by such Investor Entity along with any rights holders of interests in the Investor Entity are entitled to under the tax receivable agreement following such contribution or (y) the merger of the applicable Investor Entity into Summit Inc. with Summit Inc. surviving in exchange for a number of shares of

Class A common stock that is equal to the number of LP Units along with any rights holders of interests in the Investor Entity are entitled to under the tax receivable agreement following such contribution.

Summit Materials Holdings L.P. Amended and Restated Limited Partnership Agreement

Summit, Inc. holds LP Units in Summit Holdings and is the sole general partner of Summit Holdings. Accordingly, Summit Inc. operates and controls all of the business and affairs of Summit Holdings and, through Summit Holdings and its operating entity subsidiaries, conducts our business.

Pursuant to the limited partnership agreement of Summit Holdings, Summit Inc. has the right to determine when distributions will be made to holders of LP Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of LP Units pro rata in accordance with the percentages of their respective limited partnership interests.

No distributions will be made in respect of unvested LP Units and instead such amounts will be distributed to holders of vested LP Units pro rata in accordance with their vested interests. If, from time to time, an unvested LP Unit becomes vested, then, on the next distribution date, all amounts that would have been distributed pro rata in respect of that LP Unit if it had been vested on prior distribution dates will be required to be “caught up” in respect of that LP Unit before any distribution is made in respect of other vested LP Units.

The holders of LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for tax distributions, to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. These tax distributions are generally only paid to the extent that other distributions made by Summit Holdings were otherwise insufficient to cover the estimated tax liabilities of all holders of LP Units. In general, these tax distributions are computed based on our estimate of the net taxable income of Summit Holdings allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the year ended January 2, 2016, Summit LLC paid distributions to Summit Holdings totaling $46.6 million, of which $28.7 million was distributed to Summit Holdings’ partners, other than Summit Inc., and $17.9 million was paid to Summit Inc.

The limited partnership agreement of Summit Holdings also provides that substantially all expenses incurred by or attributable to Summit Inc., but not including obligations incurred under the tax receivable agreement by Summit Inc., income tax expenses of Summit Inc. and payments on indebtedness incurred by Summit Inc., will be borne by Summit Holdings.

The limited partnership agreement of Summit Holdings also provides that affiliates of Blackstone may transfer all or any portion of their LP Units or other interest in Summit Holdings without the prior consent of Summit Inc. as the general partner, subject to compliance with certain conditions, including that Summit Holdings not become a publicly traded partnership.

Summit Inc. as the general partner may (i) at any time, require all holders of LP Units, other than affiliates of Blackstone, to exchange their units for shares of our common stock or (ii) with the consent of partners in Summit Holdings whose vested interests exceed 66 2/3% of the aggregate vested interests in Summit Holdings, require all holders of interests in Summit Holdings to transfer their interests, provided that the prior written consent of each holder that is an affiliate of Blackstone affected by any such proposed transfer will be required. These provisions are designed to ensure that the general partner can, in the context of a sale of the company, sell Summit Holdings as a wholly-owned entity subject to the approval of the holders thereof, including specific approval by any Blackstone affiliates then holding such units. For so long as affiliates of Blackstone collectively own at least 5% of the outstanding LP Units, the consent of each Blackstone holder will be required to amend the limited partnership agreement.

Contribution and Purchase Agreement

Pursuant to a contribution and purchase agreement, dated December 18, 2014, among Summit Inc., Summit Holdings, Summit GP, Summit Owner Holdco, the Former Continental Cement Minority Holders and Continental Cement, concurrently with the consummation of the IPO (v) the Former Continental Cement Minority Holders contributed 28,571,429 of the Class B Units of Continental Cement to Summit Owner Holdco in exchange for Series A Units of Summit Owner Holdco, (w) Summit GP, as the existing general partner of Summit Holdings contributed to Summit Owner Holdco its right to act as the general partner of Summit Holdings in exchange for Series B Units of Summit Owner Holdco, (x) Summit Owner Holdco in turn contributed the Class B Units of Continental Cement to us in exchange for shares of our Class A common stock and contributed to us its right to act as the general partner of Summit Holdings in exchange for shares of our Class B common stock, (y) we in turn contributed the Class B Units of Continental Cement we received to Summit Holdings in exchange for LP Units and (z) the Former Continental Cement Minority Holders delivered the remaining 71,428,571 Class B Units of Continental Cement to Summit Holdings in exchange for a payment made by Summit Holdings in March 2015 in the amount of $35.0 million in cash and $15.0 million aggregate principal amount of non-interest bearing notes that are payable in six aggregate annual installments, beginning on March 17, 2016, of $2.5 million. As a result of the foregoing transactions, Summit Owner Holdco holds 1,029,183 shares of Class A common stock and Continental Cement became a wholly-owned subsidiary of Summit Holdings on March 17, 2015.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.

Transaction and Management Fee Agreement

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

The management fee was calculated based on the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement, and is included in general and administrative expenses. The Company incurred management fees totaling $1.0 million during the period between December 28, 2014 and March 17, 2015 and $4.4 million and $2.6 million in the years ended December 27, 2014 and December 28, 2013, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors.

Also under the terms of the transaction and management fee agreement, BMP undertook financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company paid BMP transaction fees equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction was structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. The Company paid BMP $3.9 million during the year ended December 27, 2014 and immaterial amounts in 2013. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for a final payment of $13.8 million; $13.4 million was paid to affiliates of BMP and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

In addition to the transaction and management fees paid to BMP, the Company reimburses BMP for direct expenses incurred, which were not material in 2015, 2014 and 2013.

Warrant Issuances

In connection with the modification of the capital structure of Summit Holdings, we issued warrants to purchase an aggregate of 160,333 shares of Class A common stock to limited partners of Summit Holdings who held Class C limited partnership interests of Summit Holdings. Holders of the Class C limited partnership interests include Thomas W. Hill, a limited liability company controlled by Ted A. Gardner and Michael J. Brady, who received warrants to purchase 29,463, 27,408, and 6,852 shares of Class A common stock, respectively. The warrants were issued in substitution for part of the economic benefit of the Class C interests that was not reflected in the conversion of the Class C interests to LP Units. The exercise price of the warrants is equal to the IPO price of $18.00 per share. The warrants will not be exercisable until March 17, 2016.

Commercial Transactions with Sponsor Portfolio Companies

Our Sponsors and their respective affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. None of these transactions or arrangements is expected to be material to us.

Other

Thomas A. Beck was appointed President of the Company’s Cement Division effective January 3, 2016. Mr. Beck has served as President of Continental Cement since January 1, 2013. Mr. Beck, through the Thomas A. Beck Family, LLC (the “Beck LLC”), is a party to the Contribution and Purchase Agreement as a Former CCC Minority Holder. As described above under “Contribution and Purchase Agreement,” in connection with the Contribution and Purchase Agreement, Summit Holdings paid to the Former CCC Minority Holders cash consideration of $35 million and issued to the Former CCC Minority Holders $15 million in aggregate principal amount of non-interest bearing notes payable over six years. The pro rata share of the $35 million cash consideration that was distributed to the Beck LLC on March 17, 2015 was $600,855. The pro rata share of the $15 million in notes that is due to the Beck LLC is $208,344, payable in six equal annual installments of $34,724.08 on each anniversary of March 17, 2015. During 2015, tax distributions to the Beck LLC in connection with Mr. Beck’s interest in the Contribution and Purchase Agreement totaled $12,237.

On July 17, 2015, Continental Cement purchased the Davenport Assets from Lafarge for a purchase price of $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa. At closing, $370.0 million of the purchase price was paid, and the remaining $80.0 million was paid on August 13, 2015. Summit Holdings entered into a commitment letter dated April 16, 2015, with Blackstone Capital Partners V L.P. (“BCP”) for equity financing up to $90.0 million in the form of a preferred equity interest (the “Equity Commitment Financing”), which would have been used to pay the $80.0 million deferred purchase price if other financing was not attained by December 31, 2015. For this Equity Commitment Financing, Summit Holdings paid a $1.8 million commitment fee to BCP in the year ended January 2, 2016.

Blackstone Advisory Partners L.P., an affiliate of The Blackstone Group L.P., served as an initial purchaser of $13.0 million and $5.75 million principal amounts of the 2020 notes issued in January 2014 and September 2014, respectively, $26.25 million and $22.5 million principal amount of the existing notes and outstanding notes issued in July 2015 and November 2015, respectively, and received compensation in connection therewith. In addition, Blackstone Advisory Partners L.P. served as an underwriter of 1,681,875 shares of Class A common stock issued in connection with the August 2015 follow-on offering of its Class A common stock (the “August 2015 Follow-on Offering”), and received compensation in connection therewith.

Blackstone Holdings Finance Co. L.L.C., an affiliate of The Blackstone Group L.P., served as a co-manager and a lender for our term loan facility and received customary fees associated with its pro rata participation.

In the year ended January 2, 2016, Summit Inc. used a portion of the net proceeds from the August 2015 Follow-on Offering to purchase 18,675,000 LP Units at a purchase price per LP Unit of $24.784375 (equal to the public offering price per share of Class A common stock in the August 2015 Follow-on Offering, less underwriting discounts and commissions) from certain of its pre-IPO owners, including affiliates of The Blackstone Group L.P., Silverhawk Capital Partners, LLC and certain of its directors and officers. Such pre-IPO owners received approximately $462.8 million in the aggregate, and Summit Inc.’s directors and executive officers participating in the August 2015 Follow-on Offering received net proceeds in connection with their sale of LP Units in the following amounts: Ms. Benedict $165,758, Mr. Gill $100,426, Mr. Harris $2,496,951, Mr. Hill $6,166,774, Mr. Lance $747,298, Mr. Damian Murphy $887,429 and Mr. Rauh $641,147.

In addition to the fees paid to BMP pursuant to the agreements described above, Summit Materials reimburses BMP for direct expenses incurred, which were not material in the years ended January 2, 2016, December 27, 2014 or December 28, 2013.

In the year ended December 27, 2014, we sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.2 million and sold a ready-mixed concrete plant to a related party in exchange for the related party performing the required site reclamation, estimated at approximately $0.2 million.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $1.4 million, $14.3 million, and $12.7 million for the period between December 28, 2014 and March 17, 2015 and the years ended December 27, 2014 and December 28, 2013, respectively, and accounts receivable due from these parties were approximately $1.2 million as of December 27, 2014.

We paid $0.7 million of interest to a noncontrolling member of Continental Cement in the year ended December 27, 2014 on a related party note. The principal balance on the note had been repaid in January 2012.

Statement of Policy Regarding Transactions with Related Persons

In connection with Summit Inc.’s IPO, the Board adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our Chief Legal Officer any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Chief Legal Officer will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

The disclosure included in Item 10 of the report under the heading “Corporate Governance” is incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on audit committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC and Public Company Accounting Oversight Board requirements regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of the four categories of services to the audit committee for approval.

(1)	Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

(2)	Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

(3)	Tax services include all services, except those services specifically related to the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; tax planning; and tax compliance and reporting.

(4)	All Other services are those services not captured in the audit, audit-related or tax categories.

Prior to engagement, the audit committee pre-approves independent public accounting firm services within each category and the fees of each category are budgeted. The audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the audit committee requires specific preapproval before engaging the independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services in the table above were pre-approved by the audit committee.

(in thousands)	2015	2014	2013
Audit Fees	$3,222	$2,836	$2,200
Tax Fees	1,348	1,885	727

Total	$4,570	$4,721	$2,927

Audit Fees

The aggregate fees billed for professional services by KPMG LLP for the audit of our financial statements, reviews of our quarterly financial statements and services associated with other Securities and Exchange Commission filings, including registration statements. Fees related to registration statements totaled $1.0 million in both 2015 and 2014.

Tax Fees

The aggregate fees billed for professional services by KPMG LLP in connection with routine tax compliance, general tax consulting services and services related to state tax audits. Tax fees related to registration statements totaled $1.3 million in both 2015 and 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial statements:

Financial statements for Summit Inc. and Summit LLC are included under Item 8 of this report, which incorporates Exhibit 99.1 with respect to Summit LLC.

2.	Financial statement schedules:

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

3.	Exhibits:

2.1	Asset Purchase Agreement, dated as of April 16, 2015, among Continental Cement Company, L.L.C., Lafarge North America Inc., Summit Materials, LLC and Summit Materials Holdings L.P. (incorporated by reference to Exhibit 2.1 of Summit Materials, LLC’s Current Report on Form 8-K filed on April 17, 2015 (File No. 333-187556))

2.2	Asset Purchase Agreement, dated as of April 16, 2015, among Continental Cement Company, L.L.C., Lafarge North America Inc., Summit Materials, LLC and Summit Materials Holdings L.P. (incorporated by reference to Exhibit 2.2 of Summit Materials, LLC’s Current Report on Form 8-K filed on April 17, 2015 (File No. 333-187556)).

3.1	Certificate of Formation of Summit Materials, LLC, as amended (incorporated by reference to Exhibit 3.1 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.2 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

3.3	Amended and Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

3.4	Amended and Restated By-Laws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

4.1	Indenture, dated as of January 30, 2012, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.2	First Supplemental Indenture, dated as of March 13, 2012, among Norris Quarries, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.3	Second Supplemental Indenture, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Summit Materials, LLC’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.4	Third Supplemental Indenture, dated as of February 21, 2014, among Alcomat, LLC, Alleyton Resource Company, LLC, Alleyton Services Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556).

4.5	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Summit Materials, LLC’s Quarterly Report on Form 10-Q, filed August 6, 2014 (File No. 333-187556)).

4.6	Fifth Supplemental Indenture, dated as of September 2, 2014, among Troy Vines, Incorporated, Summit Materials International, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Summit Materials, LLC’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556)).

4.7	Sixth Supplemental Indenture, dated as of September 8, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with Summit Materials, LLC’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556)).

4.8	Seventh Supplemental Indenture, dated as of November 19, 2014, among Southwest Ready Mix, LLC, Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

4.9	Eighth Supplemental Indenture, dated as of December 22, 2014, between Colorado County Sand & Gravel Co., L.L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

4.10	Ninth Supplemental Indenture, dated as of April 9, 2015, among Green America Recycling, LLC, Summit Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.10 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on July 27, 2015 (File No. 333-205561)).

4.11	Tenth Supplemental Indenture, dated as of July 17, 2015, among Kilgore Partners, L.P., Lewis & Lewis, Inc., Summit Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on July 27, 2015 (File No. 333-205561)).

4.12	Indenture, dated as of July 8, 2015, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on July 8, 2015 (File No. 001-36873)).

4.13	First Supplemental Indenture, dated as of July 17, 2015, among Kilgore Partners, L.P., Lewis & Lewis, Inc., Summit Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on July 27, 2015 (File No. 333-205561)).

4.14	Second Supplemental Indenture, dated as of October 7, 2015, between LeGrand Johnson Construction Co. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Summit Materials, LLC’s Registration Statement on Form S-4 filed on December 11, 2015 (File No. 333-208471)).

4.15	Third Supplemental Indenture, dated as of November 19, 2015, by and among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Summit Materials, LLC’s Current Report on Form 8-K filed on November 19, 2015 (File No. 333-187556)).

4.16*	Fourth Supplemental Indenture, dated as of February 3, 2016, between Pelican Asphalt Company, LLC and Wilmington Trust, National Association, as trustee.

4.17	Form of 6.125% Senior Note due 2023 (included in Exhibit 4.12)

10.1	Fourth Amended and Restated Limited Partnership Agreement of Summit Materials Holdings L.P., dated as of March 11, 2015 (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873))

10.2	Tax Receivable Agreement, dated as of March 11, 2015, by and among Summit Materials, Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.3	Exchange Agreement, dated as of March 11, 2015, among Summit Materials, Inc., Summit Holdings and the holders of LP Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.4	Amendment No. 1 to Exchange Agreement, dated as of August 4, 2015, among Summit Materials, Inc., Summit Holdings and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s Quarterly Report on Form 10-Q filed on November 3, 2015 (File No. 333-187556)).

10.5	Stockholders’ Agreement, dated as of March 11, 2015, by and among Summit Materials, Inc. and each of the persons from time to time party thereto (incorporated by reference to Exhibit 10.5 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.6	Amendment No. 1 to Stockholders’ Agreement, dated as of July 16, 2015, by and among Summit Materials, Inc. and each of the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2015 (File No. 001-36873)).

10.7	Registration Rights Agreement, dated as of March 17, 2015, by and among Summit Materials, Inc. and the holders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.8+	Summit Materials, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.9+	Form of Restricted LP Unit Agreement (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058))

10.10+	Form of Stock Option Agreement (Leverage Restoration Options) (incorporated by reference to Exhibit 10.8 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.11+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.12	Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint bookrunners, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, Bank of America, N.A., as letter of credit issuer, and Citigroup Global Markets Inc., as syndication agent (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Summit Materials, LLC’s Registration Statement on Form S-4, filed May 3, 2013 (File No. 333-187556)).

10.13	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Bank of America, N.A. as sole lead arranger, and Bank of America, N.A. and Citigroup Global Markets Inc., as joint bookrunners (incorporated by reference to Exhibit 10.2 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.14	Amendment No. 2, dated as of January 16, 2014, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.15	Amendment No. 3, dated as of March 11, 2015, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 filed Summit Materials, LLC’s Current Report on Form 8-K, filed March 17, 2015 (File No. 333-187556)).

10.16	Tranche A Revolving Credit Commitment Conversion Agreement, dated as of February 11, 2013, under the Credit Agreement, dated as of January 30, 2012, among Summit Materials, LLC, the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.3 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.17	Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.18	Restatement Agreement, providing for the Amended and Restated Credit Agreement, dated as of July 17, 2015, among Summit Materials, LLC, Summit Materials Intermediate Holdings, LLC, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on July 20, 2015 (File No. 001-36873)).

10.19	Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC (incorporated by reference to Exhibit 10.6 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.20	Amendment dated January 14, 2014, to Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC (incorporated by reference to Exhibit 10.7 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.21+	Form of Management Interest Subscription Agreement for executive officers (incorporated by reference to Exhibit 10.8 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.22+	Form of Management Interest Subscription Agreement for directors (incorporated by reference to Exhibit 10.9 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.23+	Employment Agreement, dated July 30, 2009, by and between Summit Materials Holdings L.P. and Thomas Hill (incorporated by reference to Exhibit 10.5 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.24+	Employment Agreement, dated December 29, 2011, by and between Summit Materials Holdings L.P. and Douglas Rauh (incorporated by reference to Exhibit 10.6 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.25+	Employment Agreement, dated November 11, 2013, by and between Summit Materials Holdings L.P. and Kevin Gill (incorporated by reference to Exhibit 10.12 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.26+	Compensation Arrangement between Summit Materials Holdings L.P. and John Murphy, Interim Chief Financial Officer (incorporated by reference to Exhibit 10.2 to Summit Materials, LLC’s Quarterly Report on Form 10-Q, filed November 6, 2013 (File No. 333-187556)).

10.27+	Employment Agreement, dated as of December 3, 2013, between Summit Materials Holdings L.P. and Brian J. Harris (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s current Quarterly Report on Form 8-K/A, filed December 4, 2013 (File No. 333-187556)).

10.28	Contribution and Purchase Agreement, dated December 18, 2014, between Summit Materials, Inc., Summit Materials Holdings L.P., Summit Materials Holdings GP, Ltd., and Summit Owner Holdco LLC, and Missouri Materials Company, L.L.C., J&J Midwest Group, L.L.C., R. Michael Johnson Family Limited Liability Company, and Thomas A. Beck Family, LLC, and Continental Cement Company, L.L.C (incorporated by reference to Exhibit 10.27 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

10.29+	Michael J. Brady offer letter (incorporated by reference to Exhibit 10.19 of Summit Materials, LLC’s Annual Report on Form 10-K, filed February 23, 2015 (File No. 333-187556)).

10.30*+	Damian J. Murphy offer letter.

10.31+	Form of Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.28 to Summit Materials, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1, filed March 2, 2015 (File No. 333-201058)).

12.1*	Computation of ratio of earnings to fixed charges

21*	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc.

23.1*	Consent of KPMG, Independent Registered Public Accounting Firm.

31.1*	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Summit Materials, LLC’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

99.2*	Section 13(r) Disclosure.

101.1NS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Indicates management or compensating plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC. SUMMIT MATERIALS, LLC

Date: February 19, 2016	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 19th day of February 2016.

Signature	Title

/s/ Thomas W. Hill Thomas W. Hill	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)

/s/ Brian J. Harris Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Ted A. Gardner Ted A. Gardner	Director of Summit Materials, Inc.

/s/ Julia C. Kahr Julia C. Kahr	Director of Summit Materials, Inc.

/s/ Howard L. Lance Howard L. Lance	Director of Summit Materials, Inc.

/s/ John R. Murphy John R. Murphy	Director of Summit Materials, Inc.

/s/ Neil P. Simpkins Neil P. Simpkins	Director of Summit Materials, Inc.

/s/ Anne K. Wade Anne K. Wade	Director of Summit Materials, Inc.