Form 10-Q
period 2016-04-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2016-05-04
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Summit Materials, Inc.	Yes ☒	No ◻
Summit Materials, LLC	Yes ☒	No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Summit Materials, Inc.	Yes ☒	No ◻
Summit Materials, LLC	Yes ☒	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Summit Materials, Inc.

Large accelerated filer ◻		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Summit Materials, LLC

Large accelerated filer ◻		Accelerated filer	☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.	Yes ◻	No ☒
Summit Materials, LLC	Yes ◻	No ☒

As of May 3, 2016, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 62,622,655 and 69,007,297, respectively.

As of April 27, 2016, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of April 2, 2016, its sole material asset was a 49.7% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2% senior notes due 2022 (“2022 Notes”) and our 6 1/8% senior notes due 2023 (“2023 Notes” and collectively with the 2022 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the three months ended April 2, 2016 was that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure consummated in connection with the initial public offering of its Class A common stock on March 11, 2015 (“IPO”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report, and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel; and

•	interruptions in our information technology systems and infrastructure.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	"Finance Corp." refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;

•	the “Issuers” refers to Summit LLC and Finance Corp. as co-issuers of the Senior Notes but not to any of their subsidiaries;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•

“Harper Contracting” refers collectively to substantially all the assets of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc.;

•	“Lafarge” refers to Lafarge North America Inc.;

•

“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Lewis & Lewis” refers to Lewis & Lewis, Inc.;

•	“Davenport Assets” refers to a cement plant and quarry in Davenport, Iowa and seven cement distribution terminals along the Mississippi River;

•	“LeGrand” refers to LeGrand Johnson Construction Co.;

•	“Pelican” refers to Pelican Asphalt Company, LLC;

•	“AMC" refers to American Materials Company;

•	“Boxley” refers to Boxley Materials Company;

•	“Sierra” refers to Sierra Ready Mix, LLC;

•	“Blackstone” refers to investment funds associated with or designated by The Blackstone Group L.P. and its affiliates;

•	“Silverhawk” refers to certain investment funds affiliated with Silverhawk Summit, L.P.;

•	“Sponsors” refers to Blackstone and Silverhawk; and

•	“EBITDA” refers to net loss before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

		Page No.
PART I—Financial Information

Item 1.	Financial Statements for Summit Materials, Inc.	1

	Consolidated Balance Sheets as of April 2, 2016 (unaudited) and January 2, 2016	1

	Unaudited Consolidated Statements of Operations for the three months ended April 2, 2016 and March 28, 2015	2

	Unaudited Consolidated Statements of Comprehensive Loss for the three months ended April 2, 2016 and March 28, 2015	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and March 28, 2015	4

	Unaudited Consolidated Statements of Changes in Stockholders Equity and Redeemable Noncontrolling Interest for the three months ended April 2, 2016 and March 28, 2015	5

	Notes to Unaudited Consolidated Financial Statements	6

	Financial Statements for Summit Materials, LLC	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II — Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		43

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 2,	January 2,
	2016	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$92,244	$186,405
Accounts receivable, net	132,513	145,544
Costs and estimated earnings in excess of billings	7,797	5,690
Inventories	171,991	130,082
Other current assets	15,003	4,807
Total current assets	419,548	472,528
Property, plant and equipment, less accumulated depreciation, depletion and amortization (April 2, 2016 - $395,192 and January 2, 2016 - $366,505)	1,397,702	1,269,006
Goodwill	735,746	596,397
Intangible assets, less accumulated amortization (April 2, 2016 - $5,871 and January 2, 2016 - $5,237)	14,521	15,005
Other assets	46,531	43,243
Total assets	$2,614,048	$2,396,179
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,500	$6,500
Current portion of acquisition-related liabilities	17,797	20,584
Accounts payable	91,560	81,397
Accrued expenses	78,963	92,942
Billings in excess of costs and estimated earnings	10,667	13,081
Total current liabilities	205,487	214,504
Long-term debt	1,517,680	1,273,652
Acquisition-related liabilities	32,175	39,977
Other noncurrent liabilities	129,050	100,186
Total liabilities	1,884,392	1,628,319
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 49,746,982 and 49,745,944 shares issued and outstanding as of April 2, 2016 and January 2, 2016, respectively	498	497
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 69,007,297 shares issued and outstanding as of April 2, 2016 and January 2, 2016	690	690
Additional paid-in capital	622,608	619,003
Accumulated (deficit) earnings	(11,932)	10,870
Accumulated other comprehensive loss	(1,597)	(2,795)
Stockholders’ equity	610,267	628,265
Noncontrolling interest in consolidated subsidiaries	1,283	1,362
Noncontrolling interest in Summit Materials, Inc.	118,106	138,233
Total stockholders’ equity	729,656	767,860
Total liabilities and stockholders’ equity	$2,614,048	$2,396,179

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended
	April 2,	March 28,
	2016	2015
Revenue:
Product	$180,102	$148,920
Service	27,937	26,219
Net revenue	208,039	175,139
Delivery and subcontract revenue	20,340	18,848
Total revenue	228,379	193,987
Cost of revenue (excluding items shown separately below):
Product	132,494	119,791
Service	24,054	19,630
Net cost of revenue	156,548	139,421
Delivery and subcontract cost	20,340	18,848
Total cost of revenue	176,888	158,269
General and administrative expenses	45,370	67,234
Depreciation, depletion, amortization and accretion	32,360	26,126
Transaction costs	3,316	1,364
Operating loss	(29,555)	(59,006)
Other (income) expense, net	(432)	391
Loss on debt financings	—	799
Interest expense	21,577	24,109
Loss from operations before taxes	(50,700)	(84,305)
Income tax benefit	(8,166)	(4,468)
Net loss	(42,534)	(79,837)
Net loss attributable to noncontrolling interest in subsidiaries	(79)	(1,982)
Net loss attributable to Summit Holdings	(21,337)	(67,704)
Net loss attributable to Summit Materials, Inc.	$(21,118)	$(10,151)
Net loss per share of Class A common stock:
Basic	$(0.42)	$(0.37)
Diluted	$(0.42)	$(0.37)
Weighted average shares of Class A common stock:
Basic	49,746,971	27,319,846
Diluted	49,746,971	27,319,846

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three months ended
	April 2,	March 28,
	2016	2015
Net loss	$(42,534)	$(79,837)
Other comprehensive loss:
Foreign currency translation adjustment	4,642	(6,299)
Loss on cash flow hedges	(2,234)	—
Other comprehensive income (loss)	2,408	(6,299)
Comprehensive loss	(40,126)	(86,136)
Less comprehensive loss attributable to the noncontrolling interest in consolidated subsidiaries	(79)	(1,982)
Less comprehensive loss attributable to Summit Holdings	(20,127)	(72,953)
Comprehensive loss attributable to Summit Materials, Inc.	$(19,920)	$(11,201)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	April 2,	March 28,
	2016	2015
Cash flow from operating activities:
Net loss	$(42,534)	$(79,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	36,817	27,358
Share-based compensation expense	2,036	15,217
Deferred income tax benefit	(17)	—
Net gain on asset disposals	(1,683)	(1,834)
Net gain on debt financings	—	688
Other	130	780
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	22,281	30,309
Inventories	(25,612)	(21,413)
Costs and estimated earnings in excess of billings	(1,981)	(1,662)
Other current assets	(9,583)	(303)
Other assets	351	755
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable	(618)	(10,045)
Accrued expenses	(17,890)	(20,467)
Billings in excess of costs and estimated earnings	(2,552)	(649)
Other liabilities	(1,103)	(203)
Net cash used in operating activities	(41,958)	(61,306)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(249,111)	—
Purchases of property, plant and equipment	(39,125)	(17,708)
Proceeds from the sale of property, plant and equipment	6,019	2,741
Other	—	(276)
Net cash used for investing activities	(282,217)	(15,243)
Cash flow from financing activities:
Proceeds from equity offerings	—	460,000
Capital issuance costs	—	(35,956)
Proceeds from debt issuances	250,000	104,000
Debt issuance costs	(5,001)	(4,055)
Payments on debt	(3,458)	(106,441)
Purchase of noncontrolling interests	—	(35,000)
Payments on acquisition-related liabilities	(11,973)	(4,032)
Net cash provided by financing activities	229,568	378,516
Impact of foreign currency on cash	446	(202)
Net (decrease) increase in cash	(94,161)	301,765
Cash and cash equivalents—beginning of period	186,405	13,215
Cash and cash equivalents—end of period	$92,244	$314,980

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest

(In thousands, except share amounts)

				Summit Materials, Inc.
												Total
					Accumulated							Stockholders’
	Redeemable		Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Equity/
	Noncontrolling	Partners’	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Partners’
	Interest	Interest	Subsidiaries	Earnings	Loss	Shares	Dollars	Shares	Dollars	Capital	Summit Inc.	Interest
Balance — January 2, 2016	$—	$—	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	$619,003	$138,233	$767,860
Net loss	—	—	(79)	(21,118)	—	—	—	—	—	—	(21,337)	(42,534)
Issuance of Class A Shares	—	—	—	—	—	1,038	1	—	—	(115)	—	(114)
Other comprehensive income	—	—	—	—	1,198	—	—	—	—	—	1,210	2,408
Share-based compensation	—	—	—	(1,684)	—	—	—	—	—	3,720	—	2,036
Balance — April 2, 2016	$—	$—	$1,283	$(11,932)	$(1,597)	49,746,982	$498	69,007,297	$690	$622,608	$118,106	$729,656

Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	—	$286,983
Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive income	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424
Balance — March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net loss	—	—	(15)	(10,151)	—	—	—	—	—	—	(26,366)	(36,532)
Issuance of Class A Shares	—	—	—	—	—	25,555,555	256	—	—	423,788	—	424,044
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive income	—	—	—	—	(1,050)	—	—	—	—	—	—	(1,050)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Share-based compensation	—	—	—	—	—	—	—	—	—	14,793	—	14,793
Balance — March 28, 2015	$—	$—	$1,206	$(10,151)	$(1,050)	26,584,738	$266	69,007,297	$690	456,406	$180,904	$628,271

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, two cement plants, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company has three operating segments, which are also its reporting segments: West; East; and Cement.

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

Equity Offerings—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the initial public offering of its Class A common stock (“IPO”). Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued Class A Units (“LP Units”) from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds: (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1/2% senior notes due January 31, 2020 (“2020 Notes”); (ii) to purchase 71,428,571 Class B Units of Continental Cement Company, L.L.C. (“Continental Cement”); (iii) to pay a one-time termination fee of $13.8 million primarily to affiliates of the Sponsors in connection with the termination of a transaction and management fee agreement; and (iv) for general corporate purposes. The $288.2 million redemption of 2020 Notes was completed in the second quarter of 2015 at a redemption price equal to par plus an applicable premium of $38.2 million plus $5.2 million of accrued and unpaid interest.

On August 11, 2015, Summit Inc. raised $555.8 million, net of underwriting discounts, through the issuance of 22,425,000 shares of Class A common stock at a public offering price of $25.75 per share ("follow-on offering"). Summit Inc. used these proceeds to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 LP Units from certain of our pre-IPO owners, at a purchase price per LP Unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. Summit Holdings used the proceeds from the 3,750,000 newly-issued LP Units to pay the deferred purchase price of $80.0 million related to the July 17, 2015 acquisition of a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River (the “Davenport Assets”) and for general corporate purposes.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended January 2, 2016. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of April 2, 2016 and the results of operations and cash flows for the three months ended April 2, 2016 and March 28, 2015. All significant intercompany balances and transactions have been eliminated.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and occurred in 2015. The additional week in the 53-week year was included in the fourth quarter of 2015.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. As a result of the Reorganization, Summit Holdings became a variable interest entity. Summit Inc. is the primary beneficiary of Summit Holdings as a result of its 100% voting power and control over Summit Holdings and its obligation to absorb losses and its right to receive benefits of Summit Holdings and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination of 50.3% between January 2, 2016 and April 2, 2016 and 72.2% between March 11, 2015 and March 28, 2015. Collectively, Summit Inc.’s August 2015 follow-on offering and its December 2015 stock dividend decreased the noncontrolling interest’s economic interest from 72.2% to 50.3%.

Noncontrolling interests in consolidated subsidiaries represent a 20% ownership in Ohio Valley Asphalt, LLC and, prior to the IPO and concurrent purchase of the noncontrolling interests of Continental Cement, a 30% redeemable ownership in Continental Cement. All intercompany balances and transactions have been eliminated. The Company attributes consolidated stockholders’ equity and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 22 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah, Missouri and Kentucky. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended April 2, 2016.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of April 2, 2016 and January 2, 2016 was:

	April 2,	January 2,
	2016	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$5,057	$4,918
Cash flow hedges	457	224
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$1,844	$2,475
Cash flow hedges	2,654	681

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments in the three months ended April 2, 2016 or March 28, 2015.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of April 2, 2016 and January 2, 2016 was:

	April 2, 2016		January 2, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,517,706	$1,540,410	$1,283,799	$1,291,858

Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,740	12,740	15,666	15,666
Long term portion of deferred consideration and noncompete obligations(3)	30,331	30,331	37,502	37,502

(1)	$6.5 million included in current portion of debt as of April 2, 2016 and January 2, 2016. Capitalized loan costs of $16.2 million and $11.7 million are excluded, respectively.

(2)	Included in current portion of acquisition-related liabilities on the balance sheet.
(3)	Included in acquisition-related liabilities on the balance sheet.

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

New Accounting Standards — In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard with targeted amendments to the accounting for employee share-based payments. Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, requires that the income tax effect of share-based awards be recognized in the income statement and allows entities to elect an accounting method to recognize forfeitures as they occur or to estimate forfeitures, as is currently required. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and interim periods within those years. However, the Company early adopted this ASU as of the beginning of fiscal year 2016 and made an election to recognize forfeitures as they occur. The ASU adoption was applied using a modified retrospective method by means of a $1.7 million cumulative-effect adjustment to equity as of the beginning of the fiscal year.

In February 2016, the FASB issued new accounting guidance to the standard of lease accounting, ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on-balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. They are also required to apply the new guidance at the beginning of the earliest period presented in the financial statements when they first apply the new standard. The new standard must be adopted by December 15, 2018. Early adoption is permitted. Management is currently assessing the effect that the adoption of this ASU will have on the consolidated financial statements.

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

Reclassifications — Certain amounts in the prior year have been reclassified to conform to the current period’s presentation.

2.REORGANIZATION

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

3.INTANGIBLE ASSETS

The Company’s intangible assets are primarily composed of goodwill, lease agreements and reserve rights. The assets related to lease agreements reflect the submarket royalty rates paid under agreements, primarily, for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but do not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases.

Changes in the carrying amount of goodwill, by reportable segment, from January 2, 2016 to April 2, 2016 are summarized as follows:

	West	East	Cement	Total
Balance, January 2, 2016	$303,926	$98,308	$194,163	$596,397
Acquisitions(1)	1,724	134,774	—	136,498
Foreign currency translation adjustments	2,851	—	—	2,851
Balance, April 2, 2016	$308,501	$233,082	$194,163	$735,746

Accumulated impairment losses as of April 2, 2016 and January 2, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)

Includes goodwill from the East segment’s acquisitions of Boxley Materials Company (“Boxley”) and American Materials Company (“AMC”) in the three months ended April 2, 2016. Boxley is a vertically-integrated materials-based company serving Roanoke, Virginia and surrounding areas. AMC is an aggregates and ready-mixed concrete business serving the Carolinas. The purchase price allocation for the 2015 and 2016 acquisitions, primarily related to the valuation of property, plant and equipment, has not yet been finalized due to the recent timing of the acquisitions. Included in the West segment’s goodwill are certain working capital adjustments related to 2015 acquisitions.

The following table shows intangible assets by type and in total:

	April 2, 2016			January 2, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$10,357	$(2,656)	$7,701	$10,357	$(2,531)	$7,826
Reserve rights	8,786	(2,555)	6,231	8,636	(2,078)	6,558
Trade names	1,000	(583)	417	1,000	(558)	442
Other	249	(77)	172	249	(70)	179
Total intangible assets	$20,392	$(5,871)	$14,521	$20,242	$(5,237)	$15,005

Amortization expense in the three months ended April 2, 2016 and March 28, 2015 was $0.4 million in each period. The estimated amortization expense for the intangible assets for each of the five years subsequent to April 2, 2016 is as follows:

2016 (nine months)	$1,690
2017	959
2018	959
2019	959
2020	901
2021	859
Thereafter	8,194
Total	$14,521

4.ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of April 2, 2016 and January 2, 2016:

	April 2,	January 2,
	2016	2016
Trade accounts receivable	$124,444	$133,418
Retention receivables	9,356	13,217
Receivables from related parties	704	635
Accounts receivable	134,504	147,270
Less: Allowance for doubtful accounts	(1,991)	(1,726)
Accounts receivable, net	$132,513	$145,544

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally expected to be billed and collected within one year.

5.INVENTORIES

Inventories consisted of the following as of April 2, 2016 and January 2, 2016:

	April 2,	January 2,
	2016	2016
Aggregate stockpiles	$102,167	$86,236
Finished goods	46,751	14,840
Work in process	5,667	5,141
Raw materials	17,406	23,865
Total	$171,991	$130,082

6.ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 2, 2016 and January 2, 2016:

	April 2,	January 2,
	2016	2016
Interest	$10,318	$19,591
Payroll and benefits	17,606	24,714
Capital lease obligations	12,509	15,263
Insurance	9,163	9,824
Non-income taxes	6,017	4,618
Professional fees	2,391	2,528
Other(1)	20,959	16,404
Total	$78,963	$92,942

(1)	Consists primarily of subcontractor and working capital settlement accruals.

7.DEBT

Debt consisted of the following as of April 2, 2016 and January 2, 2016:

	April 2,	January 2,
	2016	2016
Term Loan, due 2022:
$645.1 million term loan, net of $2.9 million discount at April 2, 2016 and $646.8 million term loan, net of $3.1 million discount at January 2, 2016	$642,185	$643,693
8 1⁄2% Senior Notes, due 2022	250,000	—
6 1⁄8% Senior Notes, due 2023:
$650 million senior notes, net of $1.8 million discount at April 2, 2016 and January 2, 2016	648,225	648,165
Total	1,540,410	1,291,858
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,533,910	$1,285,358

The contractual payments of long-term debt, including current maturities, for the five years subsequent to April 2, 2016, are as follows:

2016 (nine months)	$4,875
2017	6,500
2018	4,875
2019	6,500
2020	8,125
2021	6,500
Thereafter	1,507,750
Total	1,545,125
Less: Original issue net discount	(4,715)
Less: Capitalized loan costs	(16,230)
Total debt	$1,524,180

Senior Notes— On March 8, 2016, the Issuers issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley, replenish cash used for the acquisition of AMC and the expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016 (as amended and supplemented, the “2016 Indenture”). The 2016 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merger, sell or otherwise dispose of all or substantially all of the company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2016 Indenture also contains customary events of default. Interest on the 2022 Notes is payable semi-annually on April 15 and October 15 of each year commencing on October 15, 2016.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the "2023 Notes”). The net proceeds from the 2023 Notes, with proceeds from the refinancing of the term loan described below, were used to pay the $370.0 million initial purchase price for the Davenport Assets, to redeem $183.0 million plus $153.8 million in aggregate principal amount of the then outstanding 2020 Notes and pay related fees and expenses. Of the aggregate $650.0 million of 2023 Notes in 2015, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015 (as amended and supplemented, the “2015 Indenture”), the terms of which are generally consistent with the 2016 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016.

In April, August and November 2015, using proceeds from the IPO, the refinancing of the term loan described below and the proceeds from the 2023 Notes, $288.2 million, $183.0 million and $153.8 million, respectively, aggregate principal amount of the outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2020 Notes were issued was satisfied and discharged. As a result of the redemptions, net charges of $56.5 million were recognized in the year ended January 2, 2016. The fees included $66.6 million for the applicable prepayment premium and $11.9 million for the write-off of deferred financing fees, partially offset by $22.0 million of net benefit from the write-off the original issuance net premium in the year ended January 2, 2016. There were no related charges recognized for the three months ended March 28, 2015, as the first redemption was in April 2015.

As of April 2, 2016 and January 2, 2016, the Company was in compliance with all covenants under the indentures that were applicable as of each date.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date, which is July 17, 2022. On July 17, 2015, Summit LLC refinanced its term loan under the Senior Secured Credit Facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under the Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under the term loan facility from $422.0 million to an aggregate $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement governing the Senior Secured Credit Facilities, the “Credit Agreement”).

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated March 11, 2015. As a result of this amendment, $0.8 million of financing fees were recognized in the three months ended March 28, 2015.

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

There were no outstanding borrowings under the revolving credit facility as of April 2, 2016, leaving remaining borrowing capacity of $210.6 million, which is net of $24.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Senior Secured Credit Facilities, should be no greater than 4.75:1.0 as of each quarter-end. As of April 2, 2016 and January 2, 2016, Summit LLC was in compliance with all covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $18.3 million and $22.0 million in the three months ended April 2, 2016 and March 28, 2015, respectively.

The following table presents the activity for the deferred financing fees for the three months ended April 2, 2016 and March 28, 2015:

Deferred financing fees
Balance—January 2, 2016	$15,892
Loan origination fees	5,001
Amortization	(729)
Balance—April 2, 2016	$20,164

Balance—December 27, 2014	$17,215
Loan origination fees	4,048
Amortization	(982)
Write off of deferred financing fees	(688)
Balance—March 28, 2015	$19,593

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of April 2, 2016 or January 2, 2016.

8.ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	loss
Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Foreign currency translation adjustment	—	2,309	—	2,309
Loss on cash flow hedges	—	—	(1,111)	(1,111)
Balance — April 2, 2016	$1,049	$(1,070)	$(1,576)	$(1,597)

9.INCOME TAXES

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s accounts.

The effective income tax rate for the C corporations differ from the statutory federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) various other items such as limitations on meals and entertainment and other costs. The effective income tax rate for the Canadian subsidiary is not significantly different from its historical effective tax rate.

As of April 2, 2016, and January 2, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three months ended April 2, 2016, or March 28, 2015.

10.    NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding and diluted net loss is computed by dividing net loss, adjusted for changes in the amount allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic loss per share:

	Three months ended
	April 2,	March 28,
	2016	2015
Net loss attributable to Summit Inc.	$(21,118)	$(10,151)
Weighted average shares of Class A shares outstanding	49,746,971	27,319,846
Basic loss per share	$(0.42)	$(0.37)

Excluded from the above calculation for the three months ended April 2, 2016 and March 28, 2015 were 50,261,471 and 69,007,297 LP Units, respectively, and 336,657 time-vesting restricted stock units and 130,691 market-based restricted stock units were excluded from the above calculation for the three months ended April 2, 2016 as they had no effect on loss per share.  Also excluded from the calculation were 2,767,458 and 2,280,314 time-vesting stock options in the three months ended April 2, 2016 and March 28, 2015, respectively, as they were antidilutive. In addition, 160,333 warrants were excluded from the above calculation in the three months ended April 2, 2016 and March 28, 2015 as they were antidilutive.

11.    COMMITMENTS AND CONTINGENCIES

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through April 2, 2016, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of April 2, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

Environmental Remediation and Site Restoration —The Company’s operations are subject to and affected by federal, state, provincial and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities or noncompliance will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

The Company has site restoration obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of April 2, 2016 and January 2, 2016, $19.1 million and $18.7 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $2.1 million and $2.0 million were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of April 2, 2016 and January 2, 2016 were $63.2 million and $56.7 million, respectively.

Other—During the ordinary course of business, there may be revisions to project costs and conditions that can give rise to change orders. Revisions can also result in claims that the Company may make against the customer or a subcontractor to recover project variances that have not been satisfactorily addressed through change orders with the customer. As of April 2, 2016, there were no unapproved change orders or claims and, as of January 2, 2016, unapproved change orders and claims included in accounts receivable totaled $1.2 million.

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

12.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	April 2,	March 28,
	2016	2015
Cash payments:
Interest	$28,129	$39,165
Income taxes	269	453
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$—	$(29,102)

13.    SEGMENT INFORMATION

The Company has three operating segments: West; East; and Cement, which are its reportable segments. These segments are consistent with the Company’s management reporting structure. In the fourth quarter of 2015, the Company reorganized the operations and management reporting structure of the Cement and East segment operations, resulting in a change to its reportable business segments. The Company now conducts the cement business separate from the regional segments. As a result, the cement business is a reportable business segment. In addition, we have combined the materials-based businesses centered in Kansas and Missouri with the Kentucky-based operations, creating an expanded East segment and eliminating what was the Central region. These changes did not affect the West segment. Amounts in prior periods have been revised to reflect the current reporting structure.

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of its segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, accretion, share-based compensation, and transaction costs, as well as various other non-recurring, non-cash amounts.

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

The following tables display selected financial data for the Company’s reportable business segments as of April 2, 2016 and January 2, 2016, and for the three months ended April 2, 2016 and March 28, 2015:

	Three months ended
	April 2,	March 28,
	2016	2015
Revenue:
West	$123,717	$127,674
East	70,674	52,536
Cement	33,988	13,777
Total revenue	$228,379	$193,987

	Three months ended
	April 2,	March 28,
	2016	2015
Adjusted EBITDA
West	$13,279	$12,032
East	3,173	(3,504)
Cement	971	(3,413)
Corporate and other	(9,014)	(6,469)
Total reportable segments and corporate	8,409	(1,354)
Interest expense	21,577	24,109
Depreciation, depletion and amortization	31,900	25,722
Accretion	460	404
Initial public offering costs	—	28,296
Loss on debt financings	—	799
Acquisition transaction expenses	3,316	1,364
Management fees and expenses	—	993
Non-cash compensation	2,036	766
Other	(180)	498
Loss from continuing operations before taxes	$(50,700)	$(84,305)

	Three months ended
	April 2,	March 28,
	2016	2015
Cash paid for capital expenditures:
West	$23,252	$5,419
East	11,050	7,385
Cement	4,229	4,013
Total reportable segments	38,531	16,817
Corporate and other	594	891
Total capital expenditures	$39,125	$17,708

	Three months ended
	April 2,	March 28,
	2016	2015
Depreciation, depletion, amortization and accretion:
West	$16,036	$12,088
East	10,431	10,135
Cement	5,259	3,414
Total reportable segments	31,726	25,637
Corporate and other	634	489
Total depreciation, depletion, amortization and accretion	$32,360	$26,126

	April 2,	January 2,
	2016	2016
Total assets:
West	$826,775	$821,479
East	828,343	545,187
Cement	856,764	843,941
Total reportable segments	2,511,882	2,210,607
Corporate and other	102,166	185,572
Total	$2,614,048	$2,396,179

	Three months ended
	April 2,	March 28,
	2016	2015
Revenue by product:*
Aggregates	$65,057	$52,337
Cement	30,632	11,819
Ready-mixed concrete	80,237	70,088
Asphalt	14,357	20,914
Paving and related services	35,668	43,899
Other	2,428	(5,070)
Total revenue	$228,379	$193,987

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

14.    RELATED PARTY TRANSACTIONS

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

The management fee was calculated based on the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement, and is included in general and administrative expenses. The Company incurred management fees totaling $1.0 million during the period between December 28, 2014 and March 17, 2015.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for a final payment of $13.8 million; $13.4 million was paid to affiliates of BMP and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

In addition to the transaction and management fees paid to BMP, the Company reimbursed BMP for direct expenses incurred, which were not material in the three months ended April 2, 2016 and March 28, 2015.

Blackstone Advisory Partners L.P., an affiliate of BMP, served as an initial purchaser of $18.8 million of the 2022 Notes issued in March 2016 and $22.5 million and $26.3 million of the 2023 Notes issued in November 2015 and July 2015, respectively, and received compensation in connection therewith. In addition, Blackstone Advisory Partners L.P. served as an underwriter of 1,681,875 shares of Class A common stock issued in connection with the August 2015 follow-on offering and received compensation in connection therewith.

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

15.    SUBSEQUENT EVENTS

In April 2016, the Company acquired Sierra Ready Mix, LLC, an aggregates and ready-mixed concrete business serving the Las Vegas, Nevada market. The acquisition includes one sand and gravel pit and two ready-mixed concrete plants.

* * *

SUMMIT MATERIALS, LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Annual Report and any factors discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

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

We have completed 41 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 19 U.S. states and British Columbia, Canada and 38 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of April 2, 2016, we had 2.6 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 300 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

We operate in 22 U.S. states and British Columbia, Canada and currently have assets in 19 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint:

West Segment
East Segment
Cement Segment
East & Cement Segments

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

Our revenue is derived from multiple end-use markets including private residential and nonresidential construction, as well as public infrastructure construction. Residential and nonresidential construction consists of new construction and repair and remodel markets. The construction sectors in the local economies in which we operate have begun to show signs of recovery. However, we could still be affected by any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain of our markets are showing greater, more rapid signs of recovery. Increased construction activity in the private sector could lead to increased public infrastructure spending in the relatively near future. Public infrastructure includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The FAST Act was signed into law on December 4, 2015 and authorizes $305 billion of funding between 2016 and 2020. Over its five year term, it provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Each of our five largest states by revenue (Texas, Kansas, Utah, Missouri and Kentucky, which represented approximately 33%, 16%, 11%, 10% and 8%, respectively, of our total revenue in 2015) each have funds whose revenue sources have certain constitutional protections that limit spending to transportation projects:

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion.

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010.

•	Utah’s transportation investment fund has $3.0 billion committed through 2018.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

•	Kentucky’s biennial highway construction plan has funding of $3.6 billion from July 2014 to June 2016.

Within many of our markets, state and local governments have taken actions to maintain or grow highway funding. For example:

•

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. Through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy have decreased $2.4 million in the three months ended April 2, 2016 as compared to the three months ended March 28, 2015, taking into consideration organic and acquisition-related volume increases.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, some of whom are aggressively seeking market share. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis. We did not recognize a goodwill impairment charge on the reporting unit’s $17.7 million of goodwill as of April 2, 2016. The estimated fair value of the reporting unit was 8.9% greater than its carrying value as of the date of the 2015 impairment test. The key assumptions in the impairment analysis were cash flows assuming no to moderate growth from 2015 and an 11.0% discount rate.

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of April 2, 2016 and January 2, 2016, our long-term borrowings, including the current portion and less original issue discount, totaled $1,545.1 million and $1,296.8 million, respectively, and we incurred $21.6 million and $24.1 million of interest expense for the three months ended April 2, 2016 and March 28, 2015, respectively. Although the amounts borrowed and related interest expense are material to us, we have been in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities was $98.2 million in the year ended January 2, 2016, which is net of interest payments, all of which have been paid when due, along with principal payments. Our senior secured revolving credit facility, which provides us with up to $210.6 million of borrowing capacity, net of $24.4 million of outstanding letters of credit, has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of April 2, 2016 and January 2, 2016.

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

As a vertically-integrated business, approximately 20% of our aggregates sales volume was further processed and sold into either ready-mixed concrete or asphalt paving mix and approximately 55% of the asphalt paving mix we sold was installed by our own paving crews during the three months ended April 2, 2016. The following table sets forth our backlog as of the indicated dates:

	April 2,	March 28,
(in thousands)	2016	2015
Aggregate (in tons)	13,683	6,868
Asphalt (in tons)	2,512	2,844
Ready-mixed concrete (in cubic yards)	375	301
Construction services(1)	$371,671	$403,783

(1)	The dollar value of the construction services backlog includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards in backlog that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three months ended April 2, 2016 as compared to the three months ended March 28, 2015, are:

•	Net revenue increased $32.9 million as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating loss decreased $29.5 million. The 2015 results included $28.3 million of costs associated with Summit Inc.’s IPO.

•

In March 2016, we issued $250.0 million in aggregate principal amount of 8.500% Senior Notes due 2022. The proceeds were used to help finance the acquisitions of Boxley (vertically integrated) and AMC, construction materials companies based in Roanoke, Virginia and the Carolinas, respectively.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2016 and 2015:

•	On April 29, 2016, we acquired Sierra Ready Mix, LLC, a vertically integrated aggregates and ready mix concrete business located in Las Vegas, Nevada.

•	On March 18, 2016, we acquired Boxley, a vertically integrated materials-based company in Roanoke, Virginia.

•	On February 5, 2016, we acquired AMC, a construction materials company servicing North and South Carolina.

•	On December 11, 2015, we acquired Pelican, an asphalt terminal business in Texas.

•	On August 21, 2015, we acquired LeGrand, a vertically integrated materials-based company based in Utah and servicing the northern and central Utah, western Wyoming and southern Idaho markets.

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

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). We focus on operating margin, which we define as operating income as a percentage of net revenue, as a key metric when assessing the performance of the business, as we believe that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation.

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

The table below includes revenue and operating loss by segment for the three months ended April 2, 2016 and March 28, 2015.

	Three months ended
	April 2, 2016		March 28, 2015
		Operating		Operating
(in thousands)	Revenue	loss	Revenue	loss
West	$123,717	$(2,833)	$127,674	$(185)
East	70,674	(7,569)	52,536	(13,466)
Cement	33,988	(4,337)	13,777	(7,083)
Corporate(1)	—	(14,816)	—	(38,272)
Total	$228,379	$(29,555)	$193,987	$(59,006)

(1)

Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters. Approximately $28.3 million of costs associated with the IPO are included in the operating loss for the three months ended March 28, 2015.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA” and “gross margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, as adjusted to exclude accretion, loss on debt financings, IPO costs, loss from discontinued operations and certain non-cash and non-operating items. We define gross profit as operating income (loss) before general and administrative costs, depreciation, depletion, amortization and accretion and transaction costs and gross margin as gross profit as a percentage of net revenue.

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

Non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net loss to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment for the periods indicated:

	Three months ended
	April 2,	March 28,
Reconciliation of Net Loss to Adjusted EBITDA	2016	2015
(in thousands)
Net loss(1)	$(42,534)	$(79,837)
Interest expense(1)	21,577	24,109
Income tax benefit	(8,166)	(4,468)
Depreciation, depletion and amortization	31,900	25,722
EBITDA	$2,777	$(34,474)
Accretion	460	404
IPO costs	—	28,296
Loss on debt financings	—	799
Transaction costs	3,316	1,364
Management fees and expenses	—	993
Non-cash compensation	2,036	766
Other	(180)	498
Adjusted EBITDA(1)	$8,409	$(1,354)
Adjusted EBITDA by Segment
(in thousands)
West	$13,279	$12,032
East	3,173	(3,504)
Cement	971	(3,413)
Corporate	(9,014)	(6,469)
Adjusted EBITDA	$8,409	$(1,354)

(1)

The reconciliation of net loss to Adjusted EBITDA is based on the financial results of Summit Inc. Summit Inc.'s net loss in the three months ended April 2, 2016 was $291 thousand greater than Summit LLC's due to interest expense associated with a deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC's interest expense.

	Three months ended
	April 2,	March 28,
Reconciliation of Operating Loss to Gross Profit	2016	2015
(in thousands)
Operating loss	$(29,555)	$(59,006)
General and administrative expenses	45,370	67,234
Depreciation, depletion, amortization and accretion	32,360	26,126
Transaction costs	3,316	1,364
Gross Profit	$51,491	$35,718
Gross Margin(1)	24.8%	20.4%

(1)

Gross margin, which we define as gross profit as a percentage of net revenue, improved 440 basis points in the three months ended April 2, 2016 primarily as a result of a shift in product mix and increased volumes. Our recent acquisitions have been primarily materials and products businesses, including the July 2015 acquisition of a cement plant in Davenport, Iowa. As a result, and as shown in the table below, gross revenue from cement was 13.4% of total revenue in the three months ended April 2, 2016 compared to 6.1% in the three months ended March 28, 2015. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products operations, was 15.6% of total gross revenue in the three months ended April 2, 2016 compared to 22.6% in the three months ended March 28, 2015. Our business includes a significant amount of fixed costs and, as a result, volume growth across our lines of business resulted in an improvement in gross margin.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended April 2, 2016 and March 28, 2015.

	Three months ended
	April 2,	March 28,
	2016	2015
(in thousands)
Net revenue	$208,039	$175,139
Delivery and subcontract revenue	20,340	18,848
Total revenue	228,379	193,987
Cost of revenue (excluding items shown separately below):	176,888	158,269
General and administrative expenses	45,370	67,234
Depreciation, depletion, amortization and accretion	32,360	26,126
Transaction costs	3,316	1,364
Operating loss	(29,555)	(59,006)
Other (income) loss, net	(432)	391
Loss on debt financings	—	799
Interest expense (1)	21,577	24,109
Loss from operations before taxes	(50,700)	(84,305)
Income tax benefit	(8,166)	(4,468)
Net loss (1)	$(42,534)	$(79,837)

(1)

The statement of operations above is based on the financial results of Summit Inc. Summit Inc.'s net loss in the three months ended April 2, 2016 was $291 thousand greater than Summit LLC's due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC's interest expense.

Three months ended April 2, 2016 compared to the three months ended March 28, 2015

	Three months ended
	April 2,	March 28,
($ in thousands)	2016	2015	Variance
Net Revenue	$208,039	$175,139	$32,900	18.8%
Operating loss	(29,555)	(59,006)	29,451	(49.9)%
Operating margin	(14.2)%	(33.7)%
Adjusted EBITDA	$8,409	$(1,354)	$9,763	(721.0)%

Net revenue increased $32.9 million in the three months ended April 2, 2016, of which $29.5 million was from increased sales of materials, $1.7 million was from increased sales of products, and $1.7 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mixed concrete lines of business, driven by the 2015 and 2016 acquisitions and organic growth. Excluding the cement segment, $4.2 million of the net revenue growth was organic and $8.5 million was contributed by acquisitions. Approximately $20.2 million of the revenue growth was attributable to our cement operations. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $20.2 million increase in cement revenue between organic and acquisition growth.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended
	April 2,	March 28,
(in thousands)	2016	2015	Variance
Revenue by product:*
Aggregates	$65,057	$52,337	$12,720
Cement	30,632	11,819	18,813
Ready-mixed concrete	80,237	70,088	10,149
Asphalt	14,357	20,914	(6,557)
Paving and related services	35,668	43,899	(8,231)
Other	2,428	(5,070)	7,498
Total revenue	$228,379	$193,987	$34,392

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $8.2 million in the three months ended April 2, 2016, primarily in the Austin, Texas market. In Austin, Texas where the economy has been expanding, a new aggressive entrant has entered the market and has attracted a number of our employees, which have collectively resulted in a decrease in our paving and related services revenue. Detail of our volumes and average selling prices by product in the three months ended April 2, 2016 and March 28, 2015 were as follows:

	Three months ended
	April 2, 2016		March 28, 2015
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	6,962	$9.34	6,089	$8.60	14.3%	8.6%
Cement	301	101.89	124	95.52	142.7%	6.7%
Ready-mixed concrete	762	105.33	693	101.19	10.0%	4.1%
Asphalt	217	58.30	296	56.98	(26.7)%	2.3%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregates volumes were positively affected by favorable weather, particularly in the East segment, and 2015 and 2016 acquisitions. Aggregates pricing improved across our markets and would have been greater, absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar in the three months ended April 2, 2016 compared to the three months ended March 28, 2015. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 9.8% in the three months ended April 2, 2016.

Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market. Ready-mixed concrete volumes were positively affected by better weather in the East segment and in Utah, as compared to 2015 and pricing was positively affected by the higher cement input costs. Asphalt volumes decreased from the three months ended March 28, 2015 primarily in Austin related to a new aggressive entrant in that paving market. The increased asphalt pricing was largely due to a shift in product mix. Prior to eliminations, the net effect of these volume and pricing changes on gross revenue in the three months ended April 2, 2016 was approximately $31.2 million and $4.0 million, respectively.

Operating loss decreased $29.5 million in the three months ended April 2, 2016, and Adjusted EBITDA improved $9.8 million. For the three months ended April 2, 2016 operating margin improved from (33.7)% to (14.2)%, which was attributable to the following:

Operating margin—2015	(33.7)%
IPO costs(1)	13.6%
Other	5.9%
Operating margin—2016	(14.2)%

(1)

In conjunction with our March 2015 IPO, we recognized a $14.5 million charge on the modification of our share-based awards and a $13.8 million charge on the termination of a management fee agreement with our Sponsors. The management fee agreement was terminated on March 17, 2015.

(2)

The remaining improvement in operating margin primarily resulted from improved pricing across our lines of business, volume growth and a continued shift in total product mix toward materials and products.

Segment results of operations

West Segment

	Three months ended
	April 2,	March 28,
($ in thousands)	2016	2015	Variance
Net Revenue	$113,847	$117,006	$(3,159)	(2.7)%
Operating loss	(2,833)	(185)	(2,648)	1,431.4%
Operating margin	(2.5)%	(0.2)%
Adjusted EBITDA	$13,279	$12,032	$1,247	10.4%

Net revenue in the West segment decreased approximately 2.7% in the three months ended April 2, 2016, due primarily to a decline in volumes at our Austin, Texas operations, partially offset by $3.2 million of acquisition growth. Our Austin, Texas operations have been affected by a new aggressive competitor in the market. Gross revenue by product/service was as follows:

	Three months ended
	April 2,	March 28,
(in thousands)	2016	2015	Variance
Revenue by product:*
Aggregates	$33,594	$31,678	$1,916
Ready-mixed concrete	62,364	55,938	6,426
Asphalt	12,471	19,451	(6,980)
Paving and related services	23,850	31,576	(7,726)
Other	(8,562)	(10,969)	2,407
Total revenue	$123,717	$127,674	$(3,957)

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased by $7.7 million in the three months ended April 2, 2016 primarily due to decreased revenue in Austin, Texas. The West segment’s percent changes in sales volumes and pricing in the three months ended April 2, 2016 from the three months ended March 28, 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	(3.8)%	10.3%
Ready-mixed concrete	6.1%	5.0%
Asphalt	(34.6)%	5.7%

Aggregates volumes decreased, primarily in British Columbia, Canada, as a large commercial project in 2015 has been completed. Aggregate prices increased due primarily to product mix and an improving pricing environment across our markets and partially offset by the effect of foreign currency rates. Absent the currency effects, aggregate pricing would have increased 12.3%. The increase in ready-mixed concrete volumes primarily occurred in the Utah market and prices increased as a result of higher cement input prices. Asphalt volumes decreased, primarily in Austin, Texas, due to a new aggressive competitor entering that paving market. The increased asphalt pricing was largely due to a shift in product mix. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 2, 2016 was approximately $(1.2) million and $2.6 million, respectively.

The West segment’s operating loss increased $2.6 million in the three months ended April 2, 2016, and Adjusted EBITDA improved $1.2 million. The Adjusted EBITDA improvement was primarily driven by the inclusion of a full quarter of results from the 2015 acquisitions of Lewis & Lewis and LeGrand, partially offset by a decline in  organic volumes. Operating margin fell in the three months ended April 2, 2016 from (0.2)% to (2.5)%, which was attributable to the following:

Operating margin — 2015	(0.2)%
Gross margin(1)	3.1%
Depreciation, depletion, amortization and accretion(2)	(3.8)%
Other	(1.6)%
Operating margin — 2016	(2.5)%

(1)

The gross margin improvement in the West segment was primarily due to a shift in product mix. The materials and products acquired with our 2015 acquisitions have boosted aggregate and ready mix revenue in the first quarter of 2016. As a result and as shown in the table above, gross revenue from aggregates and ready-mixed concrete was 27.2% and 50.4%, respectively, of total revenue in the three months ended April 2, 2016, compared to 24.8% and 43.8%, respectively, in the three months ended March 28, 2015.  Gross revenue from paving and related services, which generally has lower operating margins than the materials and products operations, was 19.3% of total gross revenue in the three months ended April 2, 2016 compared to 24.7% in the three months ended March 28, 2015.

(2)

Depreciation, depletion, amortization and accretion, as a percentage of revenue, increased from 10.3% to 14.1% in the first quarter of 2016 reflective of the incremental depreciation, depletion and accretion associated with the 2015 acquisitions of Lewis & Lewis and LeGrand.

East Segment

	Three months ended
	April 2,	March 28,
($ in thousands)	2016	2015	Variance
Net Revenue	$60,204	$44,356	$15,848	35.7%
Operating loss	(7,569)	(13,466)	5,897	(43.8)%
Operating margin	(12.6)%	(30.4)%
Adjusted EBITDA	$3,173	$(3,504)	$6,677	(190.6)%

The East segment’s net revenue increased 35.7% in the three months ended April 2, 2016 due to both acquisitions and organic growth. Incremental net revenue from acquisitions totaled $5.2 million and organic net revenue increased $10.6 million. Gross revenue by product/service was as follows:

	Three months ended
	April 2,	March 28,
(in thousands)	2016	2015	Variance
Revenue by product:*
Aggregates	$31,463	$20,659	$10,804
Ready-mixed concrete	17,873	14,150	3,723
Asphalt	1,886	1,463	423
Paving and related services	11,818	12,323	(505)
Other	7,634	3,941	3,693
Total revenue	$70,674	$52,536	$18,138

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $0.5 million decrease in paving and related services primarily was a result of our exit of grading operations in Kentucky in 2015. The East segment’s percent changes in sales volumes and pricing in the three months ended April 2, 2016 from the three months ended March 28, 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	47.4%	3.3%
Ready-mixed concrete	25.7%	0.6%
Asphalt	112.5%	(14.7)%

Aggregate volumes in the three months ended April 2, 2016 increased 47.4% as a result of good weather driving in growth of all of the segment’s markets and the AMC and Boxley acquisitions on February 5, 2016 and March 18, 2016, respectively. Aggregates pricing increased as a result of an improved market and shift in product mix. Ready-mixed concrete volumes improved in Kansas and Missouri and the increase in asphalt volumes was driven by the Kansas markets on relatively low volumes. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 2, 2016 was approximately $14.3 million and $0.6 million, respectively.

The East segment’s operating loss decreased $5.9 million in the three months ended April 2, 2016, and Adjusted EBITDA increased $6.7 million. Operating margin for the three months ended April 2, 2016 improved from (30.4)% to (12.6)%, which was attributable to the following:

Operating margin — 2015	(30.4)%
Gross margin(1)	7.3%
General and administrative costs(2)	5.0%
Depreciation, depletion, amortization and accretion(3)	5.5%
Operating margin — 2016	(12.6)%

(1)

The operating margin improvement in the East segment was partially due to a shift in product mix, increased organic volumes and price improvements across the segment’s markets. As shown in the table above, gross revenue from aggregates and ready-mixed concrete was 44.5% and 25.3%, respectively, of total revenue in the three months ended April 2, 2016, compared to 39.3% and 26.9%, respectively, in the three months ended March 28, 2015. Gross revenue from paving and related services, which generally has lower operating margins than the materials and products, was 16.7% of total revenue in the three months ended April 2, 2016, compared to 23.5% in the three months ended March 28, 2015.  Our business includes a significant amount of fixed costs and, as a result, volume growth across the East segment’s lines of business resulted in an improvement in gross margin.

(2)

General and administrative costs as a percentage of net revenue decreased from 25.0% to 20.0% in the first quarter of 2016 as the East segment’s revenue growth was primarily organic resulting in general and administrative costs growing at a slower rate than revenue.

(3)	Depreciation, depletion, amortization and accretion, as a percentage of revenue, decreased from 22.8% to 17.3% in the first quarter of 2016 as the East segment’s growth was primarily organic.

Cement Segment

	Three months ended
	April 2,	March 28,
($ in thousands)	2016	2015	Variance
Net Revenue	$33,988	$13,777	$20,211	146.7%
Operating loss	(4,337)	(7,083)	2,746	(38.8)%
Operating margin	(12.8)%	(51.4)%
Adjusted EBITDA	$971	$(3,413)	$4,384	(128.5)%

Net revenue in the Cement segment increased $20.2 million in three months ended April 2, 2016 primarily as a result of the acquisition of the Davenport Assets in July 2015. The Davenport Assets were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $20.2 million increase in cement revenue between organic and acquisition growth. However, a significant portion of the 146.7% increase in Cement revenue is estimated to be a result of the acquisition of the Davenport Assets in July 2015. Gross revenue by product/service was as follows:

	Three months ended
	April 2,	March 28,
(in thousands)	2016	2015	Variance
Revenue by product:*
Cement	$30,632	$11,819	$18,813
Other	3,356	1,958	1,398
Total revenue	$33,988	$13,777	$20,211

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended April 2, 2016 from the three months ended March 28, 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	142.7%	6.7%

For the three months ended April 2, 2016, cement volumes and pricing increased primarily as a result of the acquisition of the Davenport Assets. With the acquisition of the Davenport Assets, we expanded our markets from Minnesota to Louisiana, which included higher-priced markets than St. Louis and Hannibal, Missouri. The net effect of volume and pricing changes on gross revenue in the three months ended April 2, 2016 was approximately $18.1 million and $0.8 million, respectively.

The Cement segment’s operating loss decreased $2.7 million in the three months ended April 2, 2016 and Adjusted EBITDA improved $4.4 million. Operating margin for the three months ended April 2, 2016 increased from (51.4)% to (12.4)%, primarily attributable to pricing improvements and increased production.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations and amounts available for borrowing under our credit facilities and capital-raising activities in the debt and capital markets. As of April 2, 2016, we had $92.2 million in cash and cash equivalents and $214.1 million of working capital compared to cash and working capital of $186.4 million and $258.0 million, respectively, at January 2, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of April 2, 2016 or January 2, 2016. Our remaining borrowing capacity on our senior secured revolving credit facility was $210.6 million as of April 2, 2016, which is net of $24.4 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used for operating activities in the three months ended March 28, 2015 was $61.3 million, compared to full year 2015 net cash provided by operating activities of $98.2 million. Net cash used for operating activities in the three months ended April 2, 2016 was $42.0 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

As market conditions warrant, we and our equity holders, including our Sponsors, their respective affiliates and members of our management, may from time to time seek to purchase our outstanding debt securities or loans, including Senior Notes and borrowings under our Senior Secured Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt.  The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.  Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of April 2, 2016, we were in compliance with all debt covenants.

At April 2, 2016 and January 2, 2016, $1,545.1 million and $1,296.8 million, respectively, of total debt, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 8.500% senior notes due April 15, 2022. The 2022 notes were issued at par and interest on the 2022 Notes is payable semi-annually on April 15 and October 15 of each year commencing on October 15, 2016. The net proceeds of the 2022 Notes were used to fund the Boxley acquisition, replenish cash used for the AMC acquisition and the expenses incurred therewith.

In 2015, the Issuers issued $650.0 million aggregate principal amount of 2023 Notes due July, 2023 under an indenture dated as of July 8, 2015 –$350.0 million on July 8, 2015 and $300.0 million on November 19, 2015. The July issuance of the 2023 notes was issued at par and the November add-on was issued at a discount. Interest on the 2023 notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2016.

In 2015, $625.0 million aggregate principal amount of outstanding 10 ½% senior notes due January 31, 2020 ("2020 Notes") were redeemed – $288.2 million in April 2015 using proceeds from the IPO, $183.0 million in August 2015 and $153.8 million in December 2015.

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

We used the net proceeds from the 2023 Notes and the Refinancing to finance the initial $370.0 million cash to purchase the Davenport Assets, to refinance our existing senior secured term loan facility, to redeem $183.0 million aggregate principal amount of our outstanding 2020 Notes and to pay related fees and expenses.

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the three months ended April 2, 2016 and March 28, 2015:

	Summit Inc.		Summit LLC
	April 2,	March 28,	April 2,	March 28,
(in thousands)	2016	2015	2016	2015
Net cash (used for) provided by
Operating activities	$(41,958)	$(61,306)	$(41,958)	$(61,306)
Investing activities	(282,217)	(15,243)	(282,217)	(15,243)
Financing activities	229,568	378,516	229,568	378,516
Cash paid for capital expenditures	$(39,125)	$(17,708)	$(39,125)	$(17,708)

Operating activities

During the three months ended April 2, 2016, cash used in operating activities was $42.0 million primarily as a result of:

•	Net loss of $42.5 million, adjusted for $37.3 million of non-cash expenses, including $36.8 million of depreciation, depletion, amortization and accretion.

•

Additional investment in inventory of $25.6 million consistent with the seasonality of our business for which our inventory levels typically increase in the first quarter in preparation for the upcoming season.

•

The timing of payments associated with accounts payable and accrued expenses withdrew $18.5 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. Almost all of our products are consumed and services provided outdoors. In addition, we made $27.5 million of interest payments in the three months ended April 2, 2016.

•

$20.3 million of accounts receivable collections (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

During the three months ended March 28, 2015, cash used in operating activities was $61.3 million primarily as a result of:

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

•

The timing of payments associated with accounts payable and accrued expenses utilized $30.5 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. In addition, we made $39.2 million of interest payments in the three months ended March 28, 2015.

•	Offsetting these cash outlays were $30.3 million of net collections on accounts receivable in conjunction with the seasonality of our business.

Investing activities

During the three months ended April 2, 2016, cash used for investing activities was $282.2 million, of which $249.1 million related to the acquisitions of AMC and Boxley and $39.1 million was invested in capital expenditures, which was partially offset by $6.0 million of proceeds from asset sales.

During the three months ended March 28, 2015, cash used for investing activities was $15.2 million, of which $17.7 million was invested in capital expenditures, offset by $2.7 million of proceeds from asset sales.

Financing activities

During the three months ended April 2, 2016, cash provided by financing activities was $229.6 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees. Summit made $12.0 million of payments on acquisition related liabilities, and $5.0 million in debt issuance costs.

During the three months ended March 28, 2015, cash provided by financing activities was $378.5 million, which was primarily composed of $460.0 million of proceeds from the IPO. Summit Inc. sold 25.6 million shares of Common Stock in the first quarter of 2015, receiving $424.0 million of proceeds net of underwriter and other issuance costs. Summit Inc. utilized $35.0 million of the proceeds for the purchase of the noncontrolling interest of Continental Cement. The remaining proceeds were contributed to Summit LLC. We also made $4.0 million of payments on acquisition related liabilities and paid $4.1 million for the amendment to the revolving credit facility, which was accounted for as a modification.

Cash paid for capital expenditures

We expended approximately $39.1 million in capital expenditures in the three months ended April 2, 2016 compared to $17.7 million in the three months ended March 28, 2015. The first quarter 2016 capital expenditures were primarily composed of plant upgrades and rolling stock.

We estimate that we will invest between $150.0 million and $170.0 million in capital expenditures in 2016, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In 2016, we expect to invest in Texas, including approximately $23.7 million on new aggregate and ready-mix plants near Houston, $7.3 million on an aggregate plant upgrade near Austin and the completion of a new asphalt plant in San Antonio. We also plan to invest approximately $7.5 million on upgrades to our aggregate plants in Kentucky and South Carolina.

Commitments and contingencies

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on our consolidated results of operations, financial position or liquidity. We record legal fees as incurred.

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through April 2, 2016, we have funded $8.8 million,

$4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, we recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of April 2, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

Environmental Remediation—Our operations are subject to and affected by federal, state, provincial and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. We regularly monitor and review its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities and noncompliance will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Other—During the ordinary course of business, there may be revisions to project costs and conditions that can give rise to change orders. Revisions can also result in claims we might make against the customer or a subcontractor to recover project variances that have not been satisfactorily addressed through change orders with the customer. As of April 2, 2016, there were no unapproved change orders or claims and, as of January 2, 2016, unapproved change orders and claims in accounts receivable totaled $1.2 million.

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

Off-Balance sheet arrangements

As of April 2, 2016, we had no material off-balance sheet arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. These marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. For a discussion of quantitative and qualitative disclosures about market risk, please refer to the Annual Report. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report.

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of April 2, 2016. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of April 2, 2016. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM 1.LEGAL PROCEEDINGS

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

ITEM  1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM  5.OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.2 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly equity interests of the Company, by Hilton Worldwide Holdings Inc., which may be considered the Company’s affiliate.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended April 2, 2016.

ITEM  6.EXHIBITS

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

4.1

Indenture dated as of March 8, 2016, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the Registrants’ Current Report on Form 8-K filed on March 8, 2016 (File No. 001-36873)).

4.2	Form of 8.5000% Senior Note due 2022 (included in Exhibit 4.1).
4.3

Registration Rights Agreement, dated March 8, 2016, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (incorporated by reference to Exhibit 4.3 filed with the Registrants’ Current Report on Form 8-K filed on March 8, 2016 (File No. 001-36873)).

4.4*	First Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee.
4.5*	Fifth Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee.
10.1*+	Form of Restricted Stock Unit Award Notice and Agreement for Directors.
10.2*+	Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers.
10.3*+	Form of Nonqualified Stock Option Award Notice and Agreement for Executive Officers.
10.4*+	Form of Performance Unit Award Notice and Agreement for Executive Officers.
31.1*

Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.

99.2*	Section 13(r) Disclosure.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith

**   Furnished herewith

+     Indicates management contract or compensatory plan or arrangement

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 4, 2016	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2016	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)