Form 10-Q
period 2016-07-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2016-08-10
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

As of July 27, 2016, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 75,430,986 and 28,661,526, respectively.

As of July 27, 2016, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of July 2, 2016, its sole material asset was a 62.9% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2% senior notes due 2022 (“2022 Notes”) and our 6 1/8% senior notes due 2023 (“2023 Notes” and collectively with the 2022 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the three and six months ended July 2, 2016 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure consummated in connection with the initial public offering of its Class A common stock on March 11, 2015 (“IPO”).

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

•	“Lewis & Lewis” refers to Lewis & Lewis, Inc.;

•	“Davenport Assets” refers to a cement plant and quarry in Davenport, Iowa and seven cement distribution terminals along the Mississippi River;

•	“LeGrand” refers to LeGrand Johnson Construction Co.;

•	“Pelican” refers to Pelican Asphalt Company, LLC;

•	“AMC" refers to American Materials Company;

•	“Boxley” refers to Boxley Materials Company;

•	“Sierra” refers to Sierra Ready Mix, LLC;

•	"Oldcastle Assets" refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	“Blackstone” refers to investment funds associated with or designated by The Blackstone Group L.P. and its affiliates;

•	“Silverhawk” refers to certain investment funds affiliated with Silverhawk Summit, L.P.;

•	“Sponsors” refers to Blackstone and Silverhawk; and

•	“EBITDA” refers to net loss before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of July 2, 2016. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Sponsors, Other Investors and Management
Summit Materials, Inc. (1)
(Delaware Corp.)
General Partner
100% of voting power in Summit Materials Holdings L.P.
62.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Materials Holdings L.P. (2)
37.1% of outstanding LP Units
Summit Materials Holdings L.P.
(Delaware L.P.)
100%
Summit Materials Holdings, LLC
(Delaware L.L.C.)
100%
Summit Materials Intermediate Holdings, LLC (3)
(Delaware L.L.C.)
100%
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$235.0 million revolving credit facility
$650.0 million term loan facility
Summit Materials, LLC (1)
(Delaware L.L.C.)
100%
Guarantor Subsidiaries
100%
100%
$250.0 million 2022 Notes
$650.0 million 2023 Notes
Summit Materials Finance Corp.
(Delaware Corp.) (4)
Non-Guarantor Subsidiaries

(1)	SEC registrant.
(2)

Affiliates of Blackstone indirectly held shares of Class B common stock of Summit Inc. that provided them with approximately 37.1% of the combined voting power of Summit Inc.’s outstanding Class A and Class B common stock as of July 2, 2016.

(3)	Guarantor under the senior secured credit facilities, but not the Senior Notes.
(4)

Summit LLC and Finance Corp. are the issuers of the Senior Notes and Summit LLC is the borrower under our senior secured credit facilities. Finance Corp. is an indirect wholly-owned subsidiary of Summit LLC and was formed solely for the purpose of serving as co-issuer of certain indebtedness, including the Senior Notes. Finance Corp. does not and will not have operations of any kind and does not and will not have revenue or assets other than as may be incidental to its activities as a co-issuer of the Senior Notes.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

		Page No.
PART I—Financial Information

Item 1.	Financial Statements for Summit Materials, Inc.	1

	Consolidated Balance Sheets as of July 2, 2016 (unaudited) and January 2, 2016	1

	Unaudited Consolidated Statements of Operations for the three and six months ended July 2, 2016 and June 27, 2015	2

	Unaudited Consolidated Statements of Comprehensive Operations for the three and six months ended July 2, 2016 and June 27, 2015	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and June 27, 2015	4

	Unaudited Consolidated Statements of Changes in Stockholders Equity and Redeemable Noncontrolling Interest for the six months ended July 2, 2016 and June 27, 2015	5

	Notes to Unaudited Consolidated Financial Statements	6

	Financial Statements for Summit Materials, LLC	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II — Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	45

SIGNATURES		47

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 2,	January 2,
	2016	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,168	$186,405
Accounts receivable, net	213,048	145,544
Costs and estimated earnings in excess of billings	29,026	5,690
Inventories	174,739	130,082
Other current assets	8,040	4,807
Total current assets	434,021	472,528
Property, plant and equipment, less accumulated depreciation, depletion and amortization (July 2, 2016 - $422,017 and January 2, 2016 - $366,505)	1,439,194	1,269,006
Goodwill	757,658	596,397
Intangible assets, less accumulated amortization (July 2, 2016 - $6,577 and January 2, 2016 - $5,237)	25,582	15,005
Other assets	46,040	43,243
Total assets	$2,702,495	$2,396,179
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$20,500	$6,500
Current portion of acquisition-related liabilities	17,731	20,584
Accounts payable	103,624	81,397
Accrued expenses	106,960	92,942
Billings in excess of costs and estimated earnings	9,695	13,081
Total current liabilities	258,510	214,504
Long-term debt	1,516,733	1,273,652
Acquisition-related liabilities	32,533	39,977
Other noncurrent liabilities	116,461	100,186
Total liabilities	1,924,237	1,628,319
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 62,930,986 and 49,745,944 shares issued and outstanding as of July 2, 2016 and January 2, 2016, respectively	630	497
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 69,007,297 shares issued and outstanding as of July 2, 2016 and January 2, 2016	690	690
Additional paid-in capital	681,334	619,003
Accumulated earnings	1,439	10,870
Accumulated other comprehensive loss	(1,981)	(2,795)
Stockholders’ equity	682,112	628,265
Noncontrolling interest in consolidated subsidiaries	1,327	1,362
Noncontrolling interest in Summit Holdings	94,819	138,233
Total stockholders’ equity	778,258	767,860
Total liabilities and stockholders’ equity	$2,702,495	$2,396,179

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Revenue:
Product	$341,341	$261,270	$521,443	$410,190
Service	71,295	67,739	99,232	93,958
Net revenue	412,636	329,009	620,675	504,148
Delivery and subcontract revenue	32,638	35,934	52,978	54,782
Total revenue	445,274	364,943	673,653	558,930
Cost of revenue (excluding items shown separately below):
Product	202,091	163,632	334,585	283,423
Service	50,471	49,604	74,525	69,234
Net cost of revenue	252,562	213,236	409,110	352,657
Delivery and subcontract cost	32,638	35,934	52,978	54,782
Total cost of revenue	285,200	249,170	462,088	407,439
General and administrative expenses	75,644	39,711	121,014	106,945
Depreciation, depletion, amortization and accretion	37,408	27,386	69,768	53,512
Transaction costs	290	6,376	3,606	7,740
Operating income (loss)	46,732	42,300	17,177	(16,706)
Other expense, net	666	102	234	493
Loss on debt financings	—	30,873	—	31,672
Interest expense	25,617	17,395	47,194	41,504
Income (loss) from operations before taxes	20,449	(6,070)	(30,251)	(90,375)
Income tax benefit	(1,056)	(5,345)	(9,222)	(9,813)
Income (loss) from continuing operations	21,505	(725)	(21,029)	(80,562)
Income from discontinued operations	—	(758)	—	(758)
Net income (loss)	21,505	33	(21,029)	(79,804)
Net income (loss) attributable to noncontrolling interest in subsidiaries	44	13	(35)	(1,969)
Net income (loss) attributable to Summit Holdings	8,090	225	(13,247)	(67,479)
Net income (loss) attributable to Summit Inc.	$13,371	$(205)	$(7,747)	$(10,356)
Net income (loss) per share of Class A common stock:
Basic	$0.22	$(0.01)	$(0.14)	$(0.38)
Diluted	$0.21	$(0.01)	$(0.20)	$(0.39)
Weighted average shares of Class A common stock:
Basic	61,607,457	27,319,846	55,677,214	27,319,846
Diluted	62,758,217	27,319,846	99,818,541	29,145,998

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Operations

(In thousands)

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Net income (loss)	$21,505	$33	$(21,029)	$(79,804)
Other comprehensive income (loss):
Foreign currency translation adjustment	635	1,064	5,277	(5,235)
Loss on cash flow hedges	(1,058)	—	(3,292)	—
Other comprehensive (loss) income	(423)	1,064	1,985	(5,235)
Comprehensive income (loss)	21,082	1,097	(19,044)	(85,039)
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	44	13	(35)	(1,969)
Less comprehensive income (loss) attributable to Summit Holdings	8,051	225	(12,076)	(72,728)
Comprehensive income (loss) attributable to Summit Inc.	$12,987	$859	$(6,933)	$(10,342)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	July 2,	June 27,
	2016	2015
Cash flow from operating activities:
Net loss	$(21,029)	$(79,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	76,252	57,131
Share-based compensation expense	29,817	17,020
Deferred income tax (benefit) expense	(10,040)	23
Net gain on asset disposals	(3,717)	(3,487)
Net gain on debt financings	-	(6,926)
Other	129	1,185
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(55,489)	(21,535)
Inventories	(27,948)	(16,555)
Costs and estimated earnings in excess of billings	(24,542)	(14,505)
Other current assets	(2,646)	(2,779)
Other assets	(367)	53
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	9,682	3,105
Accrued expenses	10,343	(11,161)
Billings in excess of costs and estimated earnings	(3,523)	(875)
Other liabilities	(3,422)	(1,114)
Net cash used in operating activities	(26,500)	(80,224)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(296,664)	(15,863)
Purchases of property, plant and equipment	(91,669)	(43,379)
Proceeds from the sale of property, plant and equipment	9,442	6,039
Other	1,500	610
Net cash used for investing activities	(377,391)	(52,593)
Cash flow from financing activities:
Proceeds from equity offerings	-	460,000
Capital issuance costs	(136)	(36,398)
Proceeds from stock option exercises	113	-
Proceeds from debt issuances	321,000	242,000
Debt issuance costs	(5,110)	(5,130)
Payments on debt	(63,676)	(469,628)
Purchase of noncontrolling interests	-	(35,000)
Payments on acquisition-related liabilities	(25,662)	(11,970)
Distributions from partnership	(373)	(11,842)
Net cash provided by financing activities	226,156	132,032
Impact of foreign currency on cash	498	140
Net decrease in cash	(177,237)	(645)
Cash and cash equivalents—beginning of period	186,405	13,215
Cash and cash equivalents—end of period	$9,168	$12,570

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest

(In thousands, except share amounts)

				Summit Materials, Inc.
												Total
					Accumulated							Stockholders’
	Redeemable		Noncontrolling	Accumulated	Other	Class A		Class B		Additional	Noncontrolling	Equity/
	Noncontrolling	Partners’	Interest in	(Loss)	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Partners’
	Interest	Interest	Subsidiaries	Earnings	Operations	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Interest
Balance — January 2, 2016	$—	$—	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	$619,003	$138,233	$767,860
Net loss	—	—	(35)	(7,747)	—	—	—	—	—	—	(13,247)	(21,029)
LP Unit exchanges	—	—	—	—	—	13,178,792	132	—	—	30,718	(30,965)	(115)
Other comprehensive income	—	—	—	—	814	—	—	—	—	—	1,171	1,985
Stock Option Exercises	—	—	—	—	—	6,250	1	—	—	112	—	113
Share-based compensation	—	—	—	(1,684)	—	—	—	—	—	31,501	—	29,817
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(373)	(373)
Balance — July 2, 2016	$—	$—	$1,327	$1,439	$(1,981)	62,930,986	$630	69,007,297	$690	$681,334	$94,819	$778,258

Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983
Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive loss	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424
Balance — March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net loss	—	—	(2)	(10,356)	—	—	—	—	—	—	(26,141)	(36,499)
Issuance of Class A Shares	—	—	—	—	—	25,555,555	256	—	—	423,346	—	423,602
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive income	—	—	—	—	14	—	—	—	—	—	—	14
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Share-based compensation	—	—	—	—	—	—	—	—	—	16,596	—	16,596
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(11,842)	(11,842)
Balance — June 27, 2015	$—	$—	$1,219	$(10,356)	$14	26,584,738	$266	69,007,297	$690	457,767	$169,287	$618,887

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mixed concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, two cement plants, cement distribution terminals, ready-mixed concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company’s three operating and reporting segments are the West, East and Cement segments.

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

In connection with the IPO, Summit Inc. issued 69,007,297 shares of its Class B common stock to Summit Owner Holdco LLC (“Summit Owner Holdco”), a Delaware limited liability company owned by certain pre-IPO owners and the former holders of Class B Units of Continental Cement. The Class B common stock entitles Summit Owner Holdco, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LP Units held by all limited partners of Summit Holdings (excluding Summit Inc.). The Class B common stock does not participate in dividends and does not have any liquidation rights.

On August 11, 2015, Summit Inc. raised $555.8 million, net of underwriting discounts, through the issuance of 22,425,000 shares of Class A common stock at a public offering price of $25.75 per share ("the August 2015 follow-on offering"). Summit Inc. used these proceeds to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 LP Units from certain of our pre-IPO owners, at a purchase price per LP Unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions.

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of July 2, 2016 the results of operations for the three and six months ended July 2, 2016 and June 27, 2015 and cash flows for the six months ended July 2, 2016 and June 27, 2015.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and occurred in 2015. The additional week in the 53-week year was included in the fourth quarter of 2015.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As a result of the Reorganization, Summit Holdings became a variable interest entity over which Summit Inc. has 100% voting power and control and for which Summit Inc. has the obligation to absorb losses and the right to receive benefits. As a result, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 37.1% and 50.3% as of July 2, 2016 and January 2, 2016, respectively.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 24 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah, Missouri and Kentucky. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended July 2, 2016 and June 27, 2015.

Earnings per Share—The Company computes basic earnings per share attributable to stockholders by dividing income attributable to Summit Inc. by the weighted-average shares of Class A common stock outstanding. Diluted earnings per share reflects the potential dilution beyond shares for basic earnings per share that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in the Company’s earnings. Since the Class B common stock has no economic value, those shares are not included in the weighted-average common share amount for basic or diluted earnings per share. In addition, as the shares of Class A common stock are issued by Summit Inc., the earnings and equity interests of noncontrolling interests are not included in basic earnings per share.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of July 2, 2016 and January 2, 2016 was:

	July 2,	January 2,
	2016	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$4,991	$4,918
Cash flow hedges	677	224
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$1,785	$2,475
Cash flow hedges	3,500	681

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments in the three or six months ended July 2, 2016 and June 27, 2015.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of July 2, 2016 and January 2, 2016 was:

	July 2, 2016		January 2, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,553,674	$1,538,962	$1,283,799	$1,291,858

Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,740	12,740	15,666	15,666
Long term portion of deferred consideration and noncompete obligations(3)	30,748	30,748	37,502	37,502

(1)	Balance includes $6.5 million of current portion of debt and excludes capitalized loan costs of $15.7 million and $11.7 million as of July 2, 2016 and January 2, 2016, respectively.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

New Accounting Standards — In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard with targeted amendments to the accounting for employee share-based payments. Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, requires that the income tax effect of share-based awards be recognized in the income statement and allows entities to elect an accounting method to recognize forfeitures as they occur or to estimate forfeitures, as is currently required. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. However, the Company early adopted this ASU as of the beginning of fiscal year 2016 and made an election to recognize forfeitures as they occur. The ASU adoption was applied using a modified retrospective method by means of a $1.7 million cumulative-effect adjustment to accumulated earnings as of the beginning of the fiscal year.

In February 2016, the FASB issued a new accounting standard related to lease accounting, ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the effect that the adoption of this ASU will have on the consolidated financial statements.

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

2.SHARE-BASED COMPENSATION

Prior to the IPO and Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership interests (Class A-1, Class A-2, Class B-1, Class C, Class D-1 and Class D-2), each of which was subject to unique distribution rights. There were no outstanding Class A-2 interests. In connection with the IPO and the Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating the LP Units (“Reclassification”). Immediately following the Reclassification, 69,007,297 LP Units were outstanding. In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). The exercise price of the warrants and leverage restoration options is the IPO price of $18.00 per share. In conjunction with the Reclassification of the equity-based awards, the Company recognized a $14.5 million modification charge in general and administrative costs in the three months ended March 28, 2015.

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

In the six months ended July 2, 2016, Summit Inc. acquired 13,177,754 LP Units in exchange for 13,177,754 newly issued shares of Class A common stock. The value of the exchanged shares was determined based on the closing price of Summit Inc.’s Class A common stock as of the date of the exchange, which totaled $263.6 million. As of July 2, 2016, Summit Inc. owned 62.9% of Summit Holdings.

Included in the LP Units exchanged for shares of Class A common stock in the six months ended July 2, 2016 were 9,272,378 LP Units exchanged by certain investment funds associated with or designated by The Blackstone Group L.P. (“Blackstone”). Blackstone subsequently sold the shares of Class A common stock it received in an underwritten public offering. As a result of this transaction and Blackstone’s prior exchange and sale of LP Units, the Company determined that the performance target associated with certain LP Units and certain leverage restoration options, which is based on Blackstone achieving a 1.75 times return on its initial investment, is probable of occurring. Accordingly, the Company recognized a $24.8 million charge in general and administrative costs in the three and six months ended July 2, 2016 reflective of the cumulative costs that would have been recognized for these awards had the performance targets been deemed probable at the IPO date.

3.ACQUISITIONS

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

West segment

•

On April 29, 2016, the Company acquired Sierra Ready Mix, LLC (“Sierra”), a vertically integrated aggregates and ready-mixed concrete business with one sand and gravel pit and two ready-mixed concrete plants located in Las Vegas, Nevada. The acquisition was funded with cash on hand.

•	On December 11, 2015, the Company acquired all of the assets of Pelican Asphalt Company, LLC, an asphalt terminal business in Houston, Texas. The acquisition was funded with cash on hand.

•

On August 21, 2015, the Company acquired all of the stock of LeGrand Johnson Construction Co., a vertically integrated company based in Utah with five sand and gravel pits, four ready-mixed concrete plants and three asphalt plants and servicing the northern and central Utah, western Wyoming and southern Idaho markets. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•

On June 1, 2015, the Company acquired all of the stock of Lewis & Lewis, Inc., a vertically integrated business in Wyoming. The acquisition was funded with borrowings under the Company’s revolving credit facility.

East segment

•

On May 20, 2016, the Company acquired seven aggregates quarries in central and northwest Missouri from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle Materials, Inc. (“Oldcastle Assets”).

•

On March 18, 2016, the Company acquired Boxley Materials Company (“Boxley”), a vertically integrated company based in Roanoke, Virginia with six quarries, four ready-mixed concrete plants and four asphalt plants.

•

On February 5, 2016, the Company acquired American Materials Company (“AMC”), an aggregates company with five sand and gravel pits servicing coastal North and South Carolina. The acquisition was funded with cash on hand.

Cement segment

•

On July 17, 2015, the Company completed the acquisition of the Davenport Assets, a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River for $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa, for which a $16.6 million gain on disposition was recognized in general and administrative costs. The cash purchase price was funded through a combination of debt (see Note 7) and $80.0 million with proceeds from the August 2015 follow-on offering. Combined with the Company’s cement plant in Hannibal, Missouri, the Company has over two million short tons of cement capacity across our two plants and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana. The goodwill that was acquired with the Davenport Assets reflects the value from estimated synergies and cost savings, primarily from expanded geographic area, overhead cost reductions and best practice sharing of operating efficiencies between the acquired assets and the Company’s existing cement plant in Hannibal, Missouri. The Davenport Assets were immediately integrated into the Company’s existing cement operations such that it is not practicable to report revenue and net income separately for the Davenport Assets.

The purchase price allocation, primarily the valuation of property, plant and equipment, for the 2016 acquisitions and the LeGrand and Pelican acquisitions has not yet been finalized due to the recent timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Davenport	Year Ended
	July 2,	July 17,	January 2, 2016
	2016	2015	(excluding Davenport)

Financial assets	$12,058	$—	$12,555
Inventories	16,458	21,776	2,036
Property, plant and equipment	147,106	275,436	57,817
Intangible assets	11,746	—	—
Other assets	4,517	6,450	(745)
Financial liabilities	(8,985)	(2,190)	(13,733)
Other long-term liabilities	(24,955)	(4,086)	(11,289)
Net assets acquired	157,945	297,386	46,641
Goodwill	149,832	170,067	15,710
Purchase price	307,777	467,453	62,351
Acquisition related liabilities	(11,113)	—	(1,044)
Bettendorf assets	—	(18,743)	—
Net cash paid for acquisitions	$296,664	$448,710	$61,307

Changes in the carrying amount of goodwill, by reportable segment, from January 2, 2016 to July 2, 2016 are summarized as follows:

	West	East	Cement	Total
Balance, January 2, 2016	$303,926	$98,308	$194,163	$596,397
Acquisitions(1)	24,922	127,795	5,303	158,020
Foreign currency translation adjustments	3,241	—	—	3,241
Balance, July 2, 2016	$332,089	$226,103	$199,466	$757,658

Accumulated impairment losses as of July 2, 2016 and January 2, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)

Reflects goodwill from 2016 acquisitions and working capital adjustments from prior year acquisitions in the West and Cement segments, including $5.4 million related to below-market contracts assumed with the Davenport Assets acquisition.

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

	July 2, 2016			January 2, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$22,103	$(2,844)	$19,259	$10,357	$(2,531)	$7,826
Reserve rights	8,807	(3,037)	5,770	8,636	(2,078)	6,558
Trade names	1,000	(608)	392	1,000	(558)	442
Other	249	(88)	161	249	(70)	179
Total intangible assets	$32,159	$(6,577)	$25,582	$20,242	$(5,237)	$15,005

Amortization expense totaled $0.6 million and $1.0 million for the three and six months ended July 2, 2016, respectively, and $0.5 million and $1.0 million for the three and six months ended June 27, 2015, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to July 2, 2016 is as follows:

2016 (six months)	$1,233
2017	1,258
2018	1,252
2019	1,246
2020	1,162
2021	1,121
Thereafter	18,310
Total	$25,582

4.ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of July 2, 2016 and January 2, 2016:

	July 2,	January 2,
	2016	2016
Trade accounts receivable	$205,132	$133,418
Retention receivables	9,801	13,217
Receivables from related parties	673	635
Accounts receivable	215,606	147,270
Less: Allowance for doubtful accounts	(2,558)	(1,726)
Accounts receivable, net	$213,048	$145,544

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

5.INVENTORIES

Inventories consisted of the following as of July 2, 2016 and January 2, 2016:

	July 2,	January 2,
	2016	2016
Aggregate stockpiles	$103,216	$86,236
Finished goods	46,171	14,840
Work in process	8,052	5,141
Raw materials	17,300	23,865
Total	$174,739	$130,082

6.ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 2, 2016 and January 2, 2016:

	July 2,	January 2,
	2016	2016
Interest	$25,588	$19,591
Payroll and benefits	22,780	24,714
Capital lease obligations	12,599	15,263
Insurance	10,603	9,824
Non-income taxes	8,658	4,618
Professional fees	1,011	2,528
Other(1)	25,721	16,404
Total	$106,960	$92,942

(1)	Consists primarily of subcontractor and working capital settlement accruals.

7.DEBT

Debt consisted of the following as of July 2, 2016 and January 2, 2016:

	July 2,	January 2,
	2016	2016
Revolving credit facility	$14,000	$—
Term Loan, due 2022:
$643.5 million and $646.8 million, net of $2.8 million and $3.1 million discount at July 2, 2016 and January 2, 2016, respectively	$640,676	$643,693
8 1⁄2% Senior Notes, due 2022	250,000	—
6 1⁄8% Senior Notes, due 2023:
$650 million, net of $1.7 million and $1.8 million discount at July 2, 2016 and January 2, 2016, respectively	648,286	648,165
Total	1,538,962	1,291,858
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,532,462	$1,285,358

The contractual payments of long-term debt, including current maturities, for the five years subsequent to July 2, 2016, are as follows:

2016 (six months)	$3,250
2017	6,500
2018	4,875
2019	6,500
2020	8,125
2021	6,500
Thereafter	1,507,750
Total	1,543,500
Less: Original issue net discount	(4,538)
Less: Capitalized loan costs	(15,729)
Total debt	$1,523,233

Senior Notes— On March 8, 2016, Summit LLC and Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC ("Finance Corp." and with Summit LLC, the “Issuers”) issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley, replenish cash used for the acquisition of AMC and the expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016 (as amended and supplemented, the “2016 Indenture”). The 2016 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the company’s assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2016 Indenture also contains customary events of default. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the "2023 Notes” and collectively with the 2022 Notes, the “Senior Notes”). The net proceeds from the 2023 Notes, with proceeds from the refinancing of the term loan described below, were used to pay the $370.0 million initial purchase price for the Davenport Assets, to redeem $336.8 million in aggregate principal amount of the then outstanding 2020 Notes and pay related fees and expenses. Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2016 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016.

In April, August and November 2015, using proceeds from the IPO, the refinancing of the term loan described below and the proceeds from the 2023 Notes, $288.2 million, $183.0 million and $153.8 million, respectively, in aggregate principal amount of the then outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2020 Notes were issued was satisfied and discharged. As a result of the redemptions, net charges of $56.5 million were recognized for the year ended January 2, 2016. The fees included $66.6 million for the applicable prepayment premium and $11.9 million for the write-off of deferred financing fees, partially offset by $22.0 million of net benefit from the write-off of the original issuance net premium for the year ended January 2, 2016.

As of July 2, 2016 and January 2, 2016, the Company was in compliance with all covenants under the applicable indentures.

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

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated March 11, 2015. As a result of this amendment, $0.8 million of financing fees were recognized in the six months ended June 27, 2015.

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

There were $14.0 million of outstanding borrowings under the revolving credit facility as of July 2, 2016, leaving remaining borrowing capacity of $195.4 million, which is net of $25.6 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of July 2, 2016 and January 2, 2016, Summit LLC was in compliance with all covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $22.0 million and $40.2 million in the three and six months ended July 2, 2016, respectively, and $14.8 million and $36.8 million in the three and six months ended June 27, 2015, respectively.

The following table presents the activity for the deferred financing fees for the six months ended July 2, 2016 and June 27, 2015:

Deferred financing fees
Balance—January 2, 2016	$15,892
Loan origination fees	5,109
Amortization	(1,590)
Balance—July 2, 2016	$19,411

Balance—December 27, 2014	$17,215
Loan origination fees	5,130
Amortization	(1,701)
Write off of deferred financing fees	(5,109)
Balance—June 27, 2015	$15,535

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of July 2, 2016 or January 2, 2016.

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	loss (income)
Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Foreign currency translation adjustment	—	2,592	—	2,592
Loss on cash flow hedges	—	—	(1,778)	(1,778)
Balance — July 2, 2016	$1,049	$(787)	$(2,243)	$(1,981)

Balance — December 27, 2014	$—	$—	$—	$—
Foreign currency translation adjustment	—	14	—	14
Balance — June 27, 2015	$—	$14	$—	$14

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

As of January 2, 2016, Summit Inc. had a valuation allowance on net deferred tax assets of $263.8 million, which primarily consisted of a temporary difference related to the tax intangible assets basis in excess of book.

In assessing the realizability of deferred tax assets, including the deferred tax assets resulting from the expected taxable loss in 2016 and those generated under the tax receivable agreement described below, management determined that it was more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a full valuation allowance was recorded, which has resulted in no provision for Summit Inc.’s income taxes in the three and six months ended July 2, 2016.

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In the six months ended July 2, 2016, 13,177,754 LP units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. This exchange resulted in a deferred tax asset of approximately $120 million, 85% of which is a liability due to the holders of the exchanged LP Units. As discussed above, a full valuation allowance was recognized on the deferred tax asset. As realization of the tax benefit is not currently deemed probable, the related liability to the former LP Unit holders is not considered probable and is not included in the consolidated balance sheet.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the six months ended July 2, 2016, Summit Holdings paid tax distributions totaling $0.7 million, of which $0.4 million were paid to holders of its LP Units, other than Summit Inc., and $0.3 million is payable to Summit Inc.

C Corporation Subsidiaries — The effective income tax rate for the C corporations differ from the statutory federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) various other items such as limitations on meals and entertainment and other costs. The effective income tax rate for the Canadian subsidiary is not significantly different from its historical effective tax rate.

As of July 2, 2016, and January 2, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and six months ended July 2, 2016, or June 27, 2015.

10.    NET INCOME (LOSS) PER SHARE

Basic income per share is computed by dividing net income by the weighted average common shares outstanding and diluted net income is computed by dividing net income, adjusted for changes in the amount allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income (loss) per share:

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Net income (loss) attributable to Summit Inc.	$13,371	$(205)	$(7,747)	$(10,356)
Weighted average shares of Class A shares outstanding	61,607,457	27,319,846	55,677,214	27,319,846
Basic income (loss) per share	$0.22	$(0.01)	$(0.14)	$(0.38)

Net income (loss) attributable to Summit Inc.	$13,371	$(205)	$(7,747)	$(10,356)
Add: Noncontrolling interest impact of LP Unit conversion	—	—	(12,702)	(958)
Diluted net income (loss) attributable to Summit Inc.	13,371	(205)	(20,449)	(11,314)

Weighted average shares of Class A shares outstanding	61,607,457	27,319,846	55,677,214	27,319,846
Add: weighted average of LP Units	—	—	44,141,327	1,826,152
Add: stock options	1,012,467	—	—	—
Add: warrants	21,975	—	—	—
Add: restricted stock units	94,713		—
Add: performance stock units	21,605		—
Weighted average dilutive shares outstanding	62,758,217	27,319,846	99,818,541	29,145,998
Diluted earnings per share	$0.21	$(0.01)	$(0.20)	$(0.39)

Excluded from diluted earnings per share for the three months end July 2, 2016 were 38,418,311 LP Units and from the three months ended June 27, 2015 were 69,007,297 LP Units,  2,280,314 time-vesting stock options and 160,333 warrants as they were antidilutive.

Excluded from diluted earnings per share for the six months ended July 2, 2016 were 4,496,672 time vesting stock options, 360,812 restricted stock units and 130,691 performance stock units and from the six months ended June 27, 2015 were 2,280,314 time-vesting stock options and 160,333 warrants, as they were antidilutive.

In July 2016, Summit Inc. acquired 12,500,000 LP Units in exchange for 12,500,000 newly issued shares of Class A common stock. The increase in outstanding shares of Class A common stock and corresponding increase in Summit Inc.’s ownership of LP Units would have resulted in a proportional increase in earnings and shares and have no effect on earnings per share.

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through July 2, 2016, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of July 2, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

The Company has site restoration obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of July 2, 2016 and January 2, 2016, $17.6 million and $18.7 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.3 million and $2.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of July 2, 2016 and January 2, 2016 were $64.2 million and $56.7 million, respectively.

Other—The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial condition, results of operations, and cash flows of the Company. The terms of the purchase commitments generally approximate one year.

12.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	July 2,	June 27,
	2016	2015
Cash payments:
Interest	$35,321	$50,646
Income taxes	1,017	1,257
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$—	$(29,102)
Exchange of LP units to Common A Stock	263,649	—

13.    SEGMENT INFORMATION

The Company has three operating segments: West; East; and Cement, which are its reporting segments. These segments are consistent with the Company’s management reporting structure. In the fourth quarter of 2015, the Company reorganized the operations and management reporting structure of the Cement and East segment operations, resulting in a change to its reportable business segments. The Company now conducts the cement business separate from the regional segments. As a result, the cement business is a reportable business segment. In addition, we have combined the materials-based businesses centered in Kansas and Missouri with the Kentucky-based operations, creating an expanded East segment and eliminating what was the Central region. These changes did not affect the West segment. Amounts in prior periods have been revised to reflect the current reporting structure.

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

The West and East segments have several acquired subsidiaries that are engaged in various activities including quarry mining, aggregate production and contracting. The Cement segment is engaged in the production of

Portland cement. Assets employed by each segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

The following tables display selected financial data for the Company’s reportable business segments as of July 2, 2016 and January 2, 2016 and for the three and six months ended July 2, 2016 and June 27, 2015:

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Revenue*:
West	$226,277	$208,068	$349,994	$335,742
East	139,380	122,467	210,054	175,003
Cement	79,617	34,408	113,605	48,185
Total revenue	$445,274	$364,943	$673,653	$558,930

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Adjusted EBITDA:
West	$50,585	$39,658	$63,864	$51,690
East	35,674	29,585	38,847	26,081
Cement	37,593	15,756	38,564	12,343
Corporate and other	(9,120)	(6,852)	(18,134)	(13,321)
Total Adjusted EBITDA	114,732	78,147	123,141	76,793
Interest expense	25,617	17,395	47,194	41,504
Depreciation, depletion and amortization	37,038	27,027	68,938	52,749
Accretion	370	359	830	763
IPO/ Legacy equity modification costs	24,751	—	24,751	28,296
Loss on debt financings	—	30,873	—	31,672
Acquisition transaction expenses	290	6,376	3,606	7,740
Management fees and expenses	—	53	—	1,046
Non-cash compensation	3,029	1,803	5,065	2,569
Other	3,188	331	3,008	829
Income (loss) from continuing operations before taxes	$20,449	$(6,070)	$(30,251)	$(90,375)

	Six months ended
	July 2,	June 27,
	2016	2015
Cash paid for capital expenditures:
West	$49,645	$18,037
East	26,874	15,753
Cement	12,828	7,685
Total reportable segments	89,347	41,475
Corporate and other	2,322	1,904
Total capital expenditures	$91,669	$43,379

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Depreciation, depletion, amortization and accretion:
West	$16,186	$12,634	$32,222	$24,722
East	12,310	9,360	22,741	19,495
Cement	8,269	4,823	13,528	8,237
Total reportable segments	36,765	26,817	68,491	52,454
Corporate and other	643	569	1,277	1,058
Total depreciation, depletion, amortization and accretion	$37,408	$27,386	$69,768	$53,512

	July 2,	January 2,
	2016	2016
Total assets:
West	$929,077	$821,479
East	878,577	545,187
Cement	883,505	843,941
Total reportable segments	2,691,159	2,210,607
Corporate and other	11,336	185,572
Total	$2,702,495	$2,396,179

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
Revenue by product*:
Aggregates	$73,035	$59,188	$122,943	$99,474
Cement	69,968	28,871	98,504	38,673
Ready-mixed concrete	97,300	89,249	177,466	159,274
Asphalt	75,978	69,478	88,634	90,391
Paving and related services	78,486	74,399	105,634	104,810
Other	50,507	43,758	80,472	66,308
Total revenue	$445,274	$364,943	$673,653	$558,930

*Revenue from the liquid asphalt terminals is included in asphalt revenue.

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

In addition to the transaction and management fees paid to BMP, the Company reimbursed BMP for direct expenses incurred, which were not material in the three and six months ended July 2, 2016 and June 27, 2015.

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

On July 17, 2015, the Company purchased the Davenport Assets from Lafarge North America Inc. for a purchase price of $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa. At closing, $370.0 million of the purchase price was paid, and the remaining $80.0 million was paid on August 13, 2015. Summit Holdings entered into a commitment letter dated April 16, 2015, with Blackstone Capital Partners V L.P. (“BCP”) for equity financing up to $90.0 million in the form of a preferred equity interest (the “Equity Commitment Financing”), which would have been used to pay the $80.0 million deferred purchase price if other financing was not secured by December 31, 2015. For the Equity Commitment Financing, the Company paid a $1.8 million commitment fee to BCP for the year ended January 2, 2016.

15.    SUBSEQUENT EVENTS

Prior to the IPO, certain investors had equity in the Company that vested only if a performance objective of 3.0 times return on Blackstone’s initial investment was met. At the IPO Date, this equity was converted to LP Units and stock options. On August 9, 2016, the Board of Directors of Summit Inc. determined that it was in the best interest of the Company to waive the 3.0 times threshold.  As a result, in the third quarter of 2016, the Company will recognize a charge of approximately $11 million to $13 million reflective of the cumulative catch up expense from the IPO date through August 2016 and will continue to recognize expense on the options over the remainder of the 4-year vesting period.

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

We have completed 43 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 20 U.S. states and British Columbia, Canada and 40 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of July 2, 2016, we had 2.7 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 310 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

We operate in 24 U.S. states and British Columbia, Canada and currently have assets in 20 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint:

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

Our revenue is derived from multiple end-use markets including private residential and nonresidential construction, as well as public infrastructure construction. Residential and nonresidential construction consists of new construction and repair and remodel markets. The construction sectors in the local economies in which we operate have begun to show signs of recovery. However, any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the private sector. However, we do not expect this recovery to be consistent across the United States. Certain of our markets are showing greater, more rapid signs of recovery. Increased construction activity in the private sector could lead to increased public infrastructure spending in the relatively near future. Public infrastructure includes spending by federal, state and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets.

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

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Each of our five largest states by revenue (Texas, Kansas, Utah, Missouri and Kentucky, which represented approximately 33%, 16%, 11%, 10% and 8%, respectively, of our total revenue in 2015) have funds whose revenue sources have certain constitutional protections that limit spending to transportation projects:

•	Texas Department of Transportation’s budget from 2014 to 2016 is $25.3 billion.

o

On November 3, 2015, voters in Texas passed an additional proposition that dedicates up to $2.5 billion of the state’s sales and use tax revenue to the state’s highway fund beginning in 2018, and 35% of any excess revenue over $5 billion generated from the motor vehicles sales tax beginning in 2020.

o

On November 4, 2014, voters in Texas passed a proposition that is estimated to provide up to $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right-of-way for public roads.

•	Kansas has a 10-year $8.2 billion highway bill that was passed in May 2010.

•	Utah’s transportation investment fund has $3.0 billion committed through 2018.

•	Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

•	Kentucky’s biennial highway construction plan has funding of $1.9 billion from July 2016 to June 2018.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mixed concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. Through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy have decreased $7.4 million and $9.8 million in the three and six months ended July 2, 2016, respectively, as compared to the three and six months ended June 27, 2015, respectively, taking into consideration organic and acquisition-related volume increases.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, one of which is aggressively seeking market share. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis. We have not recognized a goodwill impairment charge on the reporting unit’s $17.7 million of goodwill as of July 2, 2016. The estimated fair value of the reporting unit was 8.9% greater than its carrying value as of the date of the 2015 impairment test. The key assumptions in the impairment analysis were cash flows assuming no to moderate growth from 2015 and an 11.0% discount rate.

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of July 2, 2016 and January 2, 2016, our long-term borrowings, including the current portion without giving effect to original issue discount, totaled $1,543.5 million and $1,296.8 million, respectively, for which we incurred $22.0 million and $40.2 million of interest expense for the three and six months ended July 2, 2016, respectively, and $14.8 million and $36.8 million for the three and six months ended June 27, 2015, respectively. Although the amounts borrowed and related interest expense are material to us, we have been in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities was $98.2 million in the year ended January 2, 2016, which is net of interest payments, all of which have been paid when due, along with principal payments. Our senior secured revolving credit facility, which provides us with up to $209.4 million of borrowing capacity, net of $25.6 million of outstanding letters of credit, has been adequate to fund our seasonal working capital needs and certain acquisitions. We had $14.0 million of outstanding borrowings on the revolving credit facility as of July 2, 2016.

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

As a vertically-integrated business, approximately 24% of aggregates sold are used internally in our ready-mixed concrete and asphalt paving mixes and approximately 76% of the asphalt paving mix is laid by our paving crews during the six months ended July 2, 2016. Our backlog as of July 2, 2016, was 12.1 million tons of aggregates, 0.6 million cubic yards of ready-mixed concrete, 2.8 million tons of asphalt and $437.4 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mixed concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and six months ended July 2, 2016 as compared to June 27, 2015, are:

•

Net revenue increased $83.6 million and $116.5 million in the three and six months ended July 2, 2016 respectively, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•

Our operating income increased $4.4 million and $33.9 million in the three and six months ended July 2, 2016. The 2016 results included a $24.8 million stock-based compensation charge in general and administrative costs. Prior to the IPO, certain investors had equity in the company that vested only if a performance objective of 1.75 times return on Blackstone’s initial investment was met. At the IPO Date, this equity converted to LP Units and stock options. Prior to the second quarter of 2016, we did not recognize any expense associated with these awards as achievement of the 1.75 times multiple was not deemed probable. The 1.75 times return threshold became probable following completion of the April 2016 secondary offering. As a result, in the second quarter of 2016, we recognized the $24.8 million cumulative catch up expense from the IPO date through June 2016. We will continue to recognize expense on the options over the remaining 4-year vesting period. The 2015 results included $28.3 million of costs associated with Summit Inc.’s IPO.

•

In March 2016, we issued $250.0 million in aggregate principal amount of 8.500% Senior Notes due 2022. The proceeds were used to help finance the acquisition of Boxley, replenish cash used for the acquisition of AMC and the expenses incurred in connection with these acquisitions.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2016 and 2015:

•	On May 20, 2016, we acquired the Oldcastle Assets, seven aggregates quarries in central and northwest Missouri.

•

On April 29, 2016, we acquired Sierra, a vertically integrated aggregates and ready-mixed concrete business with one sand and gravel pit and two ready-mixed concrete plants located in Las Vegas, Nevada.

•	On March 18, 2016, we acquired Boxley, a vertically integrated company based in Roanoke, Virginia with six quarries, four ready-mixed concrete plants and four asphalt plants.

•	On February 5, 2016, we acquired AMC, an aggregates company with five sand and gravel pits servicing coastal North and South Carolina.

•	On December 11, 2015, we acquired Pelican, an asphalt terminal business in Houston, Texas.

•

On August 21, 2015, we acquired LeGrand, a vertically integrated company with five sand and gravel pits, four ready-mixed concrete plants and three asphalt plants and servicing the northern and central Utah, western Wyoming and southern Idaho markets.

•

On July 17, 2015, we completed the acquisition of the Davenport Assets. Combined with the Company's cement plant in Hannibal, Missouri, the Company has over two million short tons of cement capacity across our two plants and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana.

•	On June 1, 2015, we acquired all of the issued and outstanding shares of Lewis & Lewis, a vertically integrated business in Wyoming.

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

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative costs as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative costs and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating income (loss) by segment for the three and six months ended July 2, 2016 and June 27, 2015.

	Three months ended				Six months ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
		Operating		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$226,277	$34,181	$208,068	$27,120	$349,994	$31,348	$335,742	$26,935
East	139,380	22,401	122,467	19,785	210,054	14,832	175,003	6,319
Cement	79,617	28,337	34,408	10,933	113,605	24,000	48,185	3,850
Corporate(1)	—	(38,187)	—	(15,538)	—	(53,003)	—	(53,810)
Total	$445,274	$46,732	$364,943	$42,300	$673,653	$17,177	$558,930	$(16,706)

(1)

Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters. An approximate $24.8 million stock-based compensation charge associated with certain LP Units converted and options granted at the time of the IPO for which the performance metrics were deemed probable of occurring was recognized in the second quarter of 2016 and included in operating income in the three and six months ended July 2, 2016.  Approximately $28.3 million of costs associated with the IPO were included in the operating loss for the six months ended June 27, 2015.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” "gross profit" and “gross margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, as adjusted to exclude accretion, loss on debt financings, IPO costs, loss from discontinued operations and certain non-cash and non-operating items. We define gross profit as operating income before general and administrative costs, depreciation, depletion, amortization and accretion and transaction costs and gross margin as gross profit as a percentage of net revenue.

We present Adjusted EBITDA, gross profit and gross margin for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses these metrics to assess the operating performance of a company’s business and to provide a more consistent comparison of performance from period to period. We use Adjusted EBITDA and gross profit, among other metrics, to assess the operating performance of our individual segments and the consolidated company.

Non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income (loss) to gross profit for the periods indicated:

	Three months ended		Six months ended
Reconciliation of Net Income	July 2,	June 27,	July 2,	June 27,
(Loss) to Adjusted EBITDA	2016	2015	2016	2015
(in thousands)
Net income (loss)(1)	$21,505	$33	$(21,029)	$(79,804)
Interest expense(1)	25,617	17,395	47,194	41,504
Income tax benefit	(1,056)	(5,345)	(9,222)	(9,813)
Depreciation, depletion and amortization	37,038	27,027	68,938	52,749
EBITDA	$83,104	$39,110	$85,881	$4,636
Accretion	370	359	830	763
IPO/ Legacy equity modification costs	24,751	—	24,751	28,296
Loss on debt financings	—	30,873	—	31,672
Income from discontinued operations	—	(758)	—	(758)
Transaction costs	290	6,376	3,606	7,740
Management fees and expenses	—	53	—	1,046
Non-cash compensation	3,029	1,803	5,065	2,569
Other	3,188	331	3,008	829
Adjusted EBITDA(1)	$114,732	$78,147	$123,141	$76,793
Adjusted EBITDA by Segment
(in thousands)
West	$50,585	$39,658	$63,864	$51,690
East	35,674	29,585	38,847	26,081
Cement	37,593	15,756	38,564	12,343
Corporate	(9,120)	(6,852)	(18,134)	(13,321)
Adjusted EBITDA	$114,732	$78,147	$123,141	$76,793

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. Summit Inc.'s net income (loss) in the three and six months ended July 2, 2016 was $254 thousand and $545 thousand greater, respectively, than Summit LLC's due to interest expense associated with a deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC's interest expense.

	Three months ended		Six months ended
Reconciliation of Operating Income (Loss) to Gross Profit	July 2,	June 27,	July 2,	June 27,
(exclusive of items shown separately)	2016	2015	2016	2015
(in thousands)
Operating income (loss)	$46,732	$42,300	$17,177	$(16,706)
General and administrative expenses	75,644	39,711	121,014	106,945
Depreciation, depletion, amortization and accretion	37,408	27,386	69,768	53,512
Transaction costs	290	6,376	3,606	7,740
Gross Profit	$160,074	$115,773	$211,565	$151,491
Gross Margin	38.8%	35.2%	34.1%	30.0%

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended July 2, 2016 and June 27, 2015.

	Three months ended		Six months ended
	July 2,	June 27,	July 2,	June 27,
	2016	2015	2016	2015
($ in thousands)
Net revenue	$412,636	$329,009	$620,675	$504,148
Delivery and subcontract revenue	32,638	35,934	52,978	54,782
Total revenue	445,274	364,943	673,653	558,930
Cost of revenue (excluding items shown separately below):	285,200	249,170	462,088	407,439
General and administrative expenses	75,644	39,711	121,014	106,945
Depreciation, depletion, amortization and accretion	37,408	27,386	69,768	53,512
Transaction costs	290	6,376	3,606	7,740
Operating income (loss)	46,732	42,300	17,177	(16,706)
Other expense, net	666	102	234	493
Loss on debt financings	—	30,873	—	31,672
Interest expense (1)	25,617	17,395	47,194	41,504
Income (loss) from operations before taxes	20,449	(6,070)	(30,251)	(90,375)
Income tax benefit	(1,056)	(5,345)	(9,222)	(9,813)
Income (loss) from continuing operations	21,505	(725)	(21,029)	(80,562)
Income from discontinued operations	—	(758)	—	(758)
Net income (loss) (1)	$21,505	$33	$(21,029)	$(79,804)

(1)

The statement of operations above is based on the financial results of Summit Inc. Summit Inc.'s net income (loss) in the three and six months ended July 2, 2016 was $254 thousand and $545 thousand greater, respectively, than Summit LLC's due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC's interest expense.

Three and six months ended July 2, 2016 compared to the three and six months ended June 27, 2015

	Three months ended				Six months ended
	July 2,	June 27,			July 2,	June 27,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$412,636	$329,009	$83,627	25.4%	$620,675	$504,148	$116,527	23.1%
Operating income (loss)	46,732	42,300	4,432	10.5%	17,177	(16,706)	33,883	202.8%
Operating margin	11.3%	12.9%			2.8%	(3.3)%
Adjusted EBITDA	$114,732	$78,147	$36,585	46.8%	$123,141	$76,793	$46,348	60.4%

Net revenue increased $83.6 million in the three months ended July 2, 2016, of which $54.9 million was from increased sales of materials, $25.1 million was from increased sales of products, and $3.6 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mixed concrete lines of business, driven primarily by the 2015 and 2016 acquisitions. Excluding the cement segment, in the three months ended July 2, 2016, $56.5 million of the net revenue growth was from acquisitions, partially offset by a $18.1 million reduction in organic revenue. For the three months ended July 2, 2016, approximately $45.2 million of the revenue growth was attributable to our cement operations. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the increase in cement revenue between organic and acquisition growth.

Net revenue increased $116.5 million in the six months ended July 2, 2016, of which $83.3 million was from increased sales of materials, $27.9 million was from increased sales of products, and $5.3 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mixed concrete lines of business, driven by the 2015 and 2016 acquisitions and organic growth. Excluding the cement segment, in the six months ended July 2, 2016, $65.0 million of the net revenue growth was from acquisitions, partially offset by a $13.9 million reduction in organic revenue. For the six months ended July 2, 2016, approximately $65.4 million of the revenue growth was attributable to our cement operations.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended			Six months ended
	July 2,	June 27,		July 2,	June 27,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Aggregates	$97,006	$79,929	$17,077	$162,063	$132,266	$29,797
Cement	71,711	30,177	41,534	101,222	41,996	59,226
Ready-mixed concrete	97,371	89,309	8,062	177,608	159,397	18,211
Asphalt	82,120	85,329	(3,209)	96,477	106,243	(9,766)
Paving and related services	143,397	137,330	6,067	179,065	181,229	(2,164)
Other	(46,331)	(57,131)	10,800	(42,782)	(62,201)	19,419
Total revenue	$445,274	$364,943	$80,331	$673,653	$558,930	$114,723

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased $6.1 million and decreased $2.2 million in the three and six months ended July 2, 2016, respectively, primarily in the Austin, Texas market. In Austin, Texas where the economy has been expanding, a new aggressive entrant has entered the market and has attracted a number of our employees, which have collectively resulted in a decrease in our paving and related services revenue. Detail of our volumes and average selling prices by product in the three and six months ended July 2, 2016 and June 27, 2015 were as follows:

	Three months ended						Six months ended
	July 2, 2016		June 27, 2015				July 2, 2016		June 27, 2015
	Volume(1)		Volume(1)		Percentage Change in		Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	9,683	$10.02	8,733	$9.15	10.9%	9.5%	16,645	$9.74	14,821	$8.92	12.3%	9.2%
Cement	659	108.89	307	98.38	114.7%	10.7%	943	107.38	430	97.56	119.3%	10.1%
Ready-mixed concrete	953	102.15	871	102.48	9.4%	(0.3)%	1,715	103.56	1,564	101.91	9.7%	1.6%
Asphalt	1,316	57.45	1,302	56.49	1.1%	1.7%	1,533	57.57	1,598	56.58	(4.1)%	1.7%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mixed concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mixed concrete.

Aggregates volumes were positively affected by the 2015 and 2016 acquisitions as well as strength in the Kansas and Missouri markets. This growth was partially offset by declines in the British Columbia and Austin, Texas markets. The decline in aggregate volumes in British Columbia is a result of a large sand river project in 2015 that has been completed. In Austin, Texas, a new aggressive competitor contributed to the decrease in our paving and related services revenue, in addition to the upstream aggregate and asphalt products.  Aggregates pricing improved across our markets and would have been greater, absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar in the six months ended July 2, 2016 compared to the six months ended June 27, 2015. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 9.8% in the six months ended July 2, 2016.

Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market.

The increase in ready-mixed concrete volumes was primarily as result of the 2015 and 2016 acquisitions and pricing generally increased by mid-single digit percentages in the organic operations, but was affected by the geographic mix as ready-mixed concrete producers acquired in 2015 were in lower-priced markets.

The decline in asphalt volumes in the six months ended July 2, 2016 from the six months ended June 27, 2015 occurred in the Austin, Texas and Wichita, Kansas markets, offset by increases in the north Texas and Utah markets, as well as from the 2015 and 2016 acquisitions. Absent the Austin, Texas market, asphalt volumes increased 5.6% in the same period primarily as a result of the 2015 and 2016 acquisitions. The decrease in Wichita, Kansas was primarily due to a shift in state work away from asphalt paving in that market. Asphalt pricing increased primarily due to product mix and a geographic shift to higher-priced markets, partially offset by lower input prices. Prior to eliminations, the net effect of these volume and pricing changes on gross revenue in the six months ended July 2, 2016 was approximately $81.4 million and $16.1 million, respectively.

Operating income increased $4.4 million and $33.9 million in the three and six months ended July 2, 2016, respectively, and Adjusted EBITDA improved $36.6 million and $46.3 million, respectively. For the three months ended July 2, 2016 operating margin decreased from 12.9% to 11.3%, which was attributable to the following:

Operating margin—2015	12.9%
Gross margin(1)	3.6%
Other(2)	(5.2)%
Operating margin—2016	11.3%

(1)

The remaining improvement in operating margin primarily resulted from improved pricing across our lines of business, volume growth, continued focus on cost management and a continued shift in total product mix toward materials and products.

(2)

In the three and six months ended July 2, 2016, we recognized a $24.8 million stock-based compensation charge in general and administrative costs associated with certain LP Units converted and options granted at the time of the IPO for which the performance metrics were deemed probable of occurring was recognized in the second quarter of 2016.

For the six months ended July 2, 2016 operating margin improved from (3.3)% to 2.8%, which was attributable to the following:

Operating margin—2015	(3.3)%
Other(1)(2)	6.1%
Operating margin—2016	2.8%

(1)

In conjunction with our March 2015 IPO, we recognized a $14.5 million charge on the modification of our share-based awards and a $13.8 million charge on the termination of a management fee agreement with Blackstone. The management fee agreement was terminated on March 17, 2015. In the three and six months ended July 2, 2016, we recognized a $24.8 million stock-based compensation charge in general and administrative costs associated with certain LP Units converted and options granted at the time of the IPO for which the performance metrics were deemed probable of occurring was recognized in the second quarter of 2016.

(2)

The remaining improvement in operating margin primarily resulted from improved pricing across our lines of business, volume growth, continued focus on cost management and a continued shift in total product mix toward materials and products.

Other Financial Information

Loss on Debt Financings

In the three and six months ended June 27, 2015, we recognized a $30.9 million and $31.7 million, respectively, loss on debt financings related to the March 2015 amendment to the credit agreement and the April 2015 $288.2 redemption of 2020 Notes. On March 11, 2015, the Company entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment, among other things: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated as of March 11, 2015, with Summit Holdings. In April 2015, using proceeds from the IPO, $288.2 million aggregate principal amount of the outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium. As a result of the redemption, a net charge of $31.3 million was recognized, which was composed of $38.2 million for the applicable prepayment premium and $4.7 million for the write-off of deferred financing fees, which was partially offset by an $11.6 million net benefit from the write-off the original issuance premium and discount.

Segment results of operations

West Segment

	Three months ended				Six months ended
	July 2,	June 27,			July 2,	June 27,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$208,974	$186,013	$22,961	12.3%	$322,821	$303,019	$19,802	6.5%
Operating income	34,181	27,120	7,061	26.0%	31,348	26,935	4,413	16.4%
Operating margin	16.4%	14.6%			9.7%	8.9%
Adjusted EBITDA	$50,585	$39,658	$10,927	27.6%	$63,864	$51,690	$12,174	23.6%

Net revenue in the West segment increased approximately 12.3% and 6.5% in the three and six months ended July 2, 2016, respectively, due primarily to growth from the 2015 and 2016 acquisitions and increased activity in the north Texas and Utah markets, partially offset by a $9.6 million and $18.7 million decrease, respectively, at our Austin, Texas operations. Gross revenue by product/service was as follows:

	Three months ended			Six months ended
	July 2,	June 27,		July 2,	June 27,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Aggregates	$41,583	$39,499	$2,084	$75,177	$71,177	$4,000
Ready-mixed concrete	73,587	68,093	5,494	135,951	124,031	11,920
Asphalt	61,503	51,843	9,660	73,974	71,294	2,680
Paving and related services	96,714	80,143	16,571	120,564	111,719	8,845
Other	(47,110)	(31,510)	(15,600)	(55,672)	(42,479)	(13,193)
Total revenue	$226,277	$208,068	$18,209	$349,994	$335,742	$14,252

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased by $16.6 million and $8.8 million in the three and six months ended July 2, 2016, respectively, primarily due to increased acquisition revenue. The West segment’s percent changes in sales volumes and pricing in the three and six months ended July 2, 2016 from the six months ended June 27, 2015 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(3.9)%	9.4%	(3.9)%	9.9%
Ready-mixed concrete	10.0%	(1.8)%	8.3%	1.2%
Asphalt	23.3%	(0.1)%	8.1%	1.3%

The decline in aggregates volumes was primarily in the British Columbia and Austin, Texas markets, partially offset by volume increases from the 2015 and 2016 acquisitions. Aggregates pricing improved across our markets and would have been greater, absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar in the six months ended July 2, 2016 compared to the six months ended June 27, 2015.

Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 11.3% in the six months ended July 2, 2016.

The increase in ready-mixed concrete volumes was primarily as result of the 2015 and 2016 acquisitions and pricing generally increased by mid-single digit percentages in the organic operations, but was affected by the geographic mix as ready-mixed concrete producers acquired in 2015 were in lower-priced markets.

The increase in asphalt volumes was due to improvements in the north Texas and Utah markets, as well as from the 2015 and 2016 acquisitions, partially offset by a decrease in asphalt volumes in Austin, Texas. Asphalt pricing was generally consistent with the prior year periods despite lower input costs, as they were offset by pricing improvements due to product mix and a geographic shift to higher-priced markets. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 2, 2016 was approximately $10.7 million and $7.9 million, respectively.

The West segment’s operating income increased $7.1 million and $4.4 million in the three and six months ended July 2, 2016, respectively, and Adjusted EBITDA improved $10.9 million and $12.2 million, respectively. The Adjusted EBITDA improvement was primarily driven by the 2015 and 2016 acquisitions of Sierra, Lewis & Lewis and LeGrand and improvement in our north Texas and Utah operations, partially offset by a decline in the Austin, Texas operations. Operating margin improved in the three months ended July 2, 2016 from 14.6% to 16.4%, which was attributable to the following:

Operating margin — 2015	14.6%
Gross margin(1)	2.6%
Other	(0.8)%
Operating margin — 2016	16.4%

(1)

The gross margin improvement in the West segment was primarily a result of improved volume and pricing in our north Texas market primarily due to increased state highway spend and a shift in product mix, improved volumes in our Utah market due to acquisition and organic growth, partially offset by a decline in our Austin, Texas market.

Operating margin improved in the six months ended July 2, 2016 from 8.9% to 9.7%, which was attributable to the following:

Operating margin — 2015	8.9%
Gross margin(1)	3.0%
Depreciation, depletion, amortization and accretion	(1.8)%
Other	(0.4)%
Operating margin — 2016	9.7%

(1)

The gross margin improvement in the West segment was primarily a result of improved volume and pricing in our north Texas market primarily due to increased state highway spend and a shift in product mix, improved volumes in our Utah market due to acquisition and organic growth, partially offset by a decline in our Austin, Texas market.

East Segment

	Three months ended				Six months ended
	July 2,	June 27,			July 2,	June 27,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$124,045	$108,588	$15,457	14.2%	$184,249	$152,944	$31,305	20.5%
Operating income	22,401	19,785	2,616	13.2%	14,832	6,319	8,513	134.7%
Operating margin	18.1%	18.2%			8.0%	4.1%
Adjusted EBITDA	$35,674	$29,585	$6,089	20.6%	$38,847	$26,081	$12,766	48.9%

The East segment’s net revenue increased 14.2% and 20.5% in the three and six months ended July 2, 2016, respectively, due primarily to acquisitions and organic growth. Incremental net revenue from acquisitions totaled $34.5 million and $39.7 million in the three and six months ended July 2, 2016, respectively, and organic net revenue decreased $19.0 million and $8.4 million, respectively. Gross revenue by product/service was as follows:

	Three months ended			Six months ended
	July 2,	June 27,		July 2,	June 27,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Aggregates	$55,423	$40,430	$14,993	$86,886	$61,089	$25,797
Ready-mixed concrete	23,784	21,216	2,568	41,657	35,366	6,291
Asphalt	20,617	33,486	(12,869)	22,503	34,949	(12,446)
Paving and related services	46,683	57,187	(10,504)	58,501	69,510	(11,009)
Other	(7,127)	(29,852)	22,725	507	(25,911)	26,418
Total revenue	$139,380	$122,467	$16,913	$210,054	$175,003	$35,051

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $10.5 million and $11.0 million decrease in the three and six months ended July 2, 2016, respectively, in paving and related services was primarily a result of our exit of grading operations in Kentucky and a decrease in Wichita, Kansas, which was primarily due to a shift in state work away from asphalt paving in that market.  The East segment’s percent changes in sales volumes and pricing in the three and six months ended July 2, 2016 from the three and six months ended June 27, 2015 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	27.8%	7.3%	34.6%	5.7%
Ready-mixed concrete	7.5%	4.6%	14.3%	3.0%
Asphalt	(33.3)%	(0.6)%	(28.8)%	(1.5)%

Aggregate volumes in the three and six months ended July 2, 2016 increased 27.8% and 34.6%, respectively, primarily as a result of the AMC, Boxley, and Oldcastle Assets acquisitions on February 5, 2016, March 18, 2016, and May 20, 2016, respectively. Aggregates pricing increased as a result of an improved market and shift in product mix. Ready-mixed concrete volumes improved in Kansas and Missouri and pricing generally increased across the East region’s markets.

The decrease in asphalt volumes was driven by the shift in the Wichita, Kansas market and pricing decreased due to lower input costs. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 2, 2016 was approximately $16.0 million and $3.6 million, respectively.

The East segment’s operating income increased $2.6 million and $8.5 million in the three and six months ended July 2, 2016, respectively, and Adjusted EBITDA increased $6.1 million and $12.8 million, respectively. Operating margin for the three months ended July 2, 2016 was relatively consistent with the operating margin for the three months ended June 27, 2015. Operating margin for the six months ended July 2, 2016 improved from 4.1% to 8.0%, which was attributable to the following:

Operating margin — 2015	4.1%
Gross margin(1)	3.1%
General and administrative	0.7%
Other	0.1%
Operating margin — 2016	8.0%

(1)

The operating margin improvement in the East segment was partially due to a shift in product mix, increased organic volumes and price improvements across the segment’s markets. As shown in the table above, gross revenue from aggregates was 41.4% of the East segment’s total gross revenue in the six months ended July 2, 2016, compared to 34.9% in the six months ended June 27, 2015. Gross revenue from paving and related services, which generally has lower operating margins than materials and products, was 27.9% of total gross revenue in the six months ended July 2, 2016, compared to 39.7% in the six months ended June 27, 2015.  Our business includes a significant amount of fixed costs and, as a result, volume growth across the East segment’s lines of business resulted in an improvement in gross margin.

Cement Segment

	Three months ended				Six months ended
	July 2,	June 27,			July 2,	June 27,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$79,617	$34,408	$45,209	131.4%	$113,605	$48,185	$65,420	135.8%
Operating income	28,337	10,933	17,404	159.2%	24,000	3,850	20,150	523.4%
Operating margin	35.6%	31.8%			21.1%	8.0%
Adjusted EBITDA	$37,593	$15,756	$21,837	138.6%	$38,564	$12,343	$26,221	212.4%

Net revenue in the Cement segment increased $45.2 million and $65.4 million in three and six months ended July 2, 2016, respectively, primarily as a result of the acquisition of the Davenport Assets in July 2015. However, a significant portion of the 131.4% and 135.8% increase in Cement revenue in the three and six months ended July 2, 2016, respectively, is estimated to be a result of the acquisition of the Davenport Assets in July 2015. Gross revenue by product was as follows:

	Three months ended			Six months ended
	July 2,	June 27,		July 2,	June 27,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Cement	$71,711	$30,177	$41,534	$101,222	$41,996	$59,226
Other	7,906	4,231	3,675	12,383	6,189	6,194
Total revenue	$79,617	$34,408	$45,209	$113,605	$48,185	$65,420

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended July 2, 2016 from the six months ended June 27, 2015 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	114.7%	10.7%	119.3%	10.1%

For the three and six months ended July 2, 2016, cement volumes and pricing increased primarily as a result of the acquisition of the Davenport Assets. With the acquisition of the Davenport Assets, we expanded our markets from Minnesota to Louisiana, which included higher-priced markets than St. Louis and Hannibal, Missouri. The net effect of volume and pricing changes on gross revenue in the six months ended July 2, 2016 was approximately $54.6 million and $4.6 million, respectively.

The Cement segment’s operating income increased $17.4 million and $20.2 million in the three and six months ended July 2, 2016, respectively, and Adjusted EBITDA improved $21.8 million and $26.2 million, respectively. Operating margin for the three and six months ended July 2, 2016 increased from 31.8% to 35.6% and from 8.0% to 21.1%, respectively, primarily attributable to pricing improvements and operational efficiencies. The operational efficiencies have been driven by a reduction in unscheduled downtime and improved cost management and production processes.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our credit facilities and capital-raising activities in the debt and capital markets. As of July 2, 2016, we had $9.2 million in cash and cash equivalents and $175.5 million of working capital compared to cash and working capital of $186.4 million and $258.0 million, respectively, at January 2, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of July 2, 2016 or January 2, 2016. Our remaining borrowing capacity on our senior secured revolving credit facility was $195.4 million as of July 2, 2016, which is net of $14.0 million of outstanding borrowings and $25.6 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used for operating activities in the six months ended June 27, 2015 was $80.2 million, compared to full year 2015 net cash provided by operating activities of $98.2 million. Net cash used for operating activities in the six months ended months ended July 2, 2016 was $26.5 million.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

As market conditions warrant, we and our equity holders, including our Sponsors and members of our management, may from time to time seek to purchase our outstanding debt securities or loans, including Senior Notes and borrowings under our Senior Secured Credit Facilities. Such transactions could be privately negotiated, open market transactions, tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt.  The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.  Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of July 2, 2016, we were in compliance with all debt covenants.

At July 2, 2016 and January 2, 2016, $1,543.5 million and $1,296.8 million, respectively, of total debt, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 8.500% senior notes due April 15, 2022. The 2022 notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016. The net proceeds of the 2022 Notes were used to fund the Boxley acquisition, replenish cash used for the AMC acquisition and the expenses incurred therewith.

In 2015, the Issuers issued $650.0 million aggregate principal amount of 2023 Notes due July 15, 2023 under an indenture dated as of July 8, 2015 – $350.0 million on July 8, 2015 and $300.0 million on November 19, 2015. The July issuance of the 2023 notes was issued at par and the November add-on was issued at a discount. Interest on the 2023 notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016.

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

We used the net proceeds from the 2023 Notes and the Refinancing to finance the initial $370.0 million cash to purchase the Davenport Assets, to refinance our existing senior secured term loan facility, to redeem $183.0 million aggregate principal amount of our then outstanding 2020 Notes and to pay related fees and expenses.

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the six months ended July 2, 2016 and June 27, 2015:

	July 2,	June 27,
(in thousands)	2016	2015
Net cash (used for) provided by
Operating activities	$(26,500)	$(80,224)
Investing activities	(377,391)	(52,593)
Financing activities	226,156	132,032
Cash paid for capital expenditures	$(91,669)	$(43,379)

Operating activities

During the six months ended July 2, 2016, cash used in operating activities was $26.5 million primarily as a result of:

•

Net loss of $21.0 million, adjusted for $92.4 million of non-cash expenses, including $76.3 million of depreciation, depletion, amortization and accretion and $29.8 million of share-based compensation.

•

Additional investment in inventory of $27.9 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

$80.0 million of accounts receivable (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

The timing of payments associated with accounts payable and accrued expenses added $20.0 million of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the second quarter and paid in the third. In addition, we made $34.1 million of interest payments in the six months ended July 2, 2016.

During the six months ended June 27, 2015, cash used in operating activities was $80.2 million primarily as a result of:

•

Net loss of $79.8 million, adjusted for $64.9 million of non-cash expenses, including $57.1 million of depreciation, depletion, amortization and accretion and $17.0 million of share-based compensation expense.

•	$16.6 million utilized to increase inventory consistent with the seasonality of our business.

•

$8.1 million associated with the timing of accounts payable and accrued expenses, which reflects $49.3 million of interest payments. Absent the effect of interest payments, accounts payable and accrued expenses would have contributed to operating cash flow by $4.5 million, which is consistent with the seasonality of our business.

•

$36.0 million of increased accounts receivable (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

Investing activities

During the six months ended July 2, 2016, cash used for investing activities was $377.4 million, of which $296.7 million related to the acquisitions of AMC, Boxley Sierra and the Oldcastle Assets and $91.7 million was invested in capital expenditures, which was partially offset by $9.4 million of proceeds from asset sales.

During the six months ended June 27, 2015, cash used for investing activities was $52.6 million, of which $43.4 million was invested in capital expenditures and $15.9 million related to the acquisition of Lewis & Lewis, which was partially offset by $6.0 million of proceeds from asset sales.

Financing activities

During the six months ended July 2, 2016, cash provided by financing activities was $226.2 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees and $14.0 million of borrowings from our revolving credit facility. Summit made $25.7 million of payments on acquisition related liabilities, and $5.1 million in debt issuance costs.

During the six months ended June 27, 2015, cash provided by financing activities was $132.0 million, which was primarily composed of $460.0 million of proceeds from Summit Inc.’s IPO. Summit Inc. sold 25.6 million shares of Class A common stock in the first quarter of 2015, receiving $424.0 million of proceeds, net of underwriter and other issuance costs. Summit Inc. utilized $35.0 million of the proceeds for the purchase of the noncontrolling interest of Continental Cement. The remaining proceeds were contributed to Summit LLC to redeem $288.2 million aggregate principal amount of then outstanding 2020 Notes at a redemption price equal to par plus an applicable premium of $38.2 million and $5.2 million of accrued and unpaid interest. We also made $12.0 million of payments on acquisition related liabilities and paid $5.1 million in debt issuance costs.

Cash paid for capital expenditures

We expended approximately $91.7 million in capital expenditures in the six months ended July 2, 2016 compared to $43.4 million in the six months ended June 27, 2015. The first quarter 2016 capital expenditures were primarily composed of plant upgrades and rolling stock.

We estimate that we will invest between $150.0 million and $170.0 million in capital expenditures in 2016, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In 2016, we expect to invest in Texas, including approximately $23.7 million on new aggregate and ready-mixed concrete plants near Houston, $7.3 million on an aggregate plant upgrade near Austin and the completion of a new asphalt plant in San Antonio. We also plan to invest approximately $7.5 million on upgrades to our aggregate plants in Kentucky and South Carolina.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through July 2, 2016, we have funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, we recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of July 2, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

Other—We are obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial condition, results of operations, and cash flows of the Company. The terms of the purchase commitments generally approximate one year.

Off-Balance sheet arrangements

As of July 2, 2016, we had no material off-balance sheet arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. These marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. For a discussion of quantitative and qualitative disclosures about market risk, please refer to the Annual Report from which our exposure to market risk has not materially changed.

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of July 2, 2016. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2,

2016, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of July 2, 2016. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  5.OTHER INFORMATION

Appointment of New Director

Effective August 9, 2016, the Board of Directors of Summit Inc. increased the size of the Board from eight to nine members and appointed Steven H. Wunning as a director of the Company and member of the Compensation Committee of the Board.  The Board affirmatively determined that Mr. Wunning is independent under the guidelines for director independence set forth under applicable independence standards, including the New York Stock Exchange rules.  Mr. Wunning will serve as a Class II director whose term will expire at the Company’s 2017 annual meeting of stockholders.

Mr. Wunning will receive compensation consistent with our compensation plan for independent directors, which includes an annual cash retainer of $100,000, prorated for Mr. Wunning’s service in 2016, and an annual equity award valued at $100,000, which he will receive in full for 2016. Mr. Wunning may also receive compensation, from time to time, for service on any special committees of the Board. The Company may reimburse Mr. Wunning for reasonable expenses that he incurs in connection with services provided in his capacity as a director of the Board.

Equity Award Modification

Prior to the IPO, certain investors had equity in the Company that vested only if either a performance objective of 1.75 or 3.00 times return on Blackstone’s initial investment was met. At the IPO Date, this equity was converted to LP Units and stock options. Upon closing of Blackstone’s most recent secondary offering of shares of our Class A common stock on July 19, 2016, the 1.75 times hurdle condition was achieved satisfying the investment return condition associated with approximately 77% of the performance-vesting LP Units and options.

On August 9, 2016, the Board of Directors of Summit Inc. determined that it was in the best interest of the Company to waive the 3.00 times threshold on the remaining performance-based awards.  As a result, in the third quarter of 2016, we will recognize a charge of approximately $11 million to $13 million reflective of the cumulative catch up expense from the IPO date through August 2016 and will continue to recognize expense on the options over the remainder of the 4-year vesting period.

The number of modified equity awards attributable to the Company’s named executive officers is 171,333 LP Units and 167,752 options for Thomas W. Hill, 54,843 LP Units and 53,096 options for Michael J. Brady, 38,210 LP Units and 38,558 options for Douglas C. Rauh, 35,957 LP Units and 30,360 options for Brian J. Harris and 38,458 LP Units and 37,226 options for Damian J. Murphy. The estimated incremental fair value of the LP Units calculated in accordance with FASB ASC Topic 718 ("ASC Topic 718") as of the date modified is between $3.4 million and $3.6 million for Mr. Hill, between $1.1 million and $1.2 million for Mr. Brady and between $0.7 million and $0.8 million for Mr. Rauh, Mr. Harris and Mr. Murphy. The estimated incremental fair value of the options calculated in accordance with ASC Topic 718 as of the date modified is between $1.1 million and 1.3 million for Mr. Hill, between $0.4 million and $0.5 million for Mr. Brady and between $0.2 million and $0.3 million for each of Mr. Rauh, Mr. Harris and Mr. Murphy.

Iran Threat Reduction and Syria Human Rights Acts of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.2 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly hold equity interests of the Company, by Travelport Worldwide Limited and NCR Corporation, each of which may be considered the Company’s affiliate.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the six months ended July 2, 2016.

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

4.1

First Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 4, 2016 (file No. 001-36873)).

4.2*	Second Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee.
4.3

Fifth Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 4, 2016 (file No. 001-36873)).

4.4*	Sixth Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee.
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 10, 2016	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)