Form 10-Q
period 2016-10-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2016-11-03
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

As of October 29, 2016, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 75,567,152 and 28,661,526 respectively.

As of October 26, 2016, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of October 1, 2016, its sole material asset was a 75.5% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2% senior notes due 2022 (“2022 Notes”) and our 6 1/8% senior notes due 2023 (“2023 Notes” and collectively with the 2022 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the three and nine months ended October 1, 2016 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure consummated in connection with the initial public offering of its Class A common stock on March 11, 2015 (“IPO”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

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

•	“Lewis & Lewis” refers to Lewis & Lewis, Inc.;

•	“Davenport Assets” refers to a cement plant and quarry in Davenport, Iowa and seven cement distribution terminals along the Mississippi River;

•	“LeGrand” refers to LeGrand Johnson Construction Co.;

•	“Pelican” refers to Pelican Asphalt Company, LLC;

•	“AMC" refers to American Materials Company;

•	“Boxley” refers to Boxley Materials Company;

•	“Sierra” refers to Sierra Ready Mix, LLC;

•	"Oldcastle Assets" refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	“Weldon’’ refers to the Weldon Real Estate, LLC;

•	“Rustin” refers to H.C. Rustin Corporation;

•	“RD Johnson” refers to R.D. Johnson Excavating Company, LLC and Asphalt Sales of Lawrence, LLC;

•	“Angelle Assets” refers to the acquisition and lease of real property and cement terminal equipment located in Port Allen and LaPlace, LA.;

•	“Blackstone” refers to investment funds associated with or designated by The Blackstone Group L.P. and its affiliates;

•	“Sponsors” refers to Blackstone and certain investment funds affiliated with Silverhawk Summit, L.P.;

•	“LP Units” refers to the Summit Holdings’ outstanding Class A Units; and

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of October 1, 2016. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Sponsors, Other Investors and Management
Summit Materials, Inc. (1)
(Delaware Corp.)
General Partner
• 100% of voting power in Summit Materials Holdings L.P.
• 75.5% of outstanding LP Units
Limited Partners
• No voting rights in Summit Materials Holdings L.P. (2)
• 24.5% of outstanding LP Units
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
(2)

As of October 1, 2016, entities affiliated with Blackstone, a member of management and his family trust that directly hold LP Units held all of the issued and outstanding shares of Class B common stock of Summit Inc. The Class B common stock provides holders of LP Units with a number of votes equal to the number of LP Units held.

(3)	Guarantor under the senior secured credit facilities, but not the Senior Notes.
(4)

Summit LLC and Finance Corp are the issuers of the Senior Notes and Summit LLC is the borrower under our senior secured credit facilities. Finance Corp. was formed solely for the purpose of serving as co-issuer of certain indebtedness, including the Senior Notes. Finance Corp. does not and will not have operations of any kind and does not and will not have revenue or assets other than as may be incidental to its activities as a co-issuer of the Senior Notes.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

		Page No.
PART I—Financial Information

Item 1.	Financial Statements for Summit Materials, Inc.	1

	Consolidated Balance Sheets as of October 1, 2016 (unaudited) and January 2, 2016	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended October 1, 2016 and September 26, 2015	2

	Unaudited Consolidated Statements of Comprehensive Operations for the three and nine months ended October 1, 2016 and September 26, 2015	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and September 26, 2015	4

	Unaudited Consolidated Statements of Changes in Stockholders Equity and Redeemable Noncontrolling Interest for the nine months ended October 1, 2016 and September 26, 2015	5

	Notes to Unaudited Consolidated Financial Statements	6

	Financial Statements for Summit Materials, LLC	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II — Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		46

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	October 1,	January 2,
	2016	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$31,643	$186,405
Accounts receivable, net	247,175	145,544
Costs and estimated earnings in excess of billings	39,052	5,690
Inventories	164,875	130,082
Other current assets	8,353	4,807
Total current assets	491,098	472,528
Property, plant and equipment, less accumulated depreciation, depletion and amortization (October 1, 2016 - $452,186 and January 2, 2016 - $366,505)	1,456,491	1,269,006
Goodwill	760,448	596,397
Intangible assets, less accumulated amortization (October 1, 2016 - $7,315 and January 2, 2016 - $5,237)	25,205	15,005
Other assets	47,796	43,243
Total assets	$2,781,038	$2,396,179
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,500	$6,500
Current portion of acquisition-related liabilities	21,907	20,584
Accounts payable	113,329	81,397
Accrued expenses	108,711	92,942
Billings in excess of costs and estimated earnings	16,869	13,081
Total current liabilities	267,316	214,504
Long-term debt	1,515,381	1,273,652
Acquisition-related liabilities	31,473	39,977
Other noncurrent liabilities	121,133	100,186
Total liabilities	1,935,303	1,628,319
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 75,566,319 and 49,745,944 shares issued and outstanding as of October 1, 2016 and January 2, 2016, respectively	756	497
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 28,661,526 and 69,007,297 shares issued and outstanding as of October 1, 2016 and January 2, 2016, respectively	287	690
Additional paid-in capital	730,201	619,003
Accumulated earnings	46,259	10,870
Accumulated other comprehensive loss	(2,865)	(2,795)
Stockholders’ equity	774,638	628,265
Noncontrolling interest in consolidated subsidiaries	1,419	1,362
Noncontrolling interest in Summit Holdings	69,678	138,233
Total stockholders’ equity	845,735	767,860
Total liabilities and stockholders’ equity	$2,781,038	$2,396,179

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Revenue:
Product	$386,236	$338,020	$907,679	$748,210
Service	93,974	88,266	193,206	182,224
Net revenue	480,210	426,286	1,100,885	930,434
Delivery and subcontract revenue	49,227	45,619	102,205	100,401
Total revenue	529,437	471,905	1,203,090	1,030,835
Cost of revenue (excluding items shown separately below):
Product	224,927	207,500	559,512	490,923
Service	61,725	59,280	136,250	128,514
Net cost of revenue	286,652	266,780	695,762	619,437
Delivery and subcontract cost	49,227	45,619	102,205	100,401
Total cost of revenue	335,879	312,399	797,967	719,838
General and administrative expenses	64,194	42,539	185,208	149,484
Depreciation, depletion, amortization and accretion	39,427	33,306	109,195	86,818
Transaction costs	1,684	304	5,290	8,044
Operating income	88,253	83,357	105,430	66,651
Other expense (income), net	565	(1,171)	799	(678)
Loss on debt financings	—	32,641	—	64,313
Interest expense	25,273	20,727	72,467	62,231
Income (loss) from operations before taxes	62,415	31,160	32,164	(59,215)
Income tax expense (benefit)	1,309	(2,655)	(7,913)	(12,468)
Income (loss) from continuing operations	61,106	33,815	40,077	(46,747)
Income from discontinued operations	—	(57)	—	(815)
Net income (loss)	61,106	33,872	40,077	(45,932)
Net income (loss) attributable to noncontrolling interest in subsidiaries	92	52	57	(1,917)
Net income (loss) attributable to Summit Holdings	16,194	19,109	2,947	(48,370)
Net income attributable to Summit Inc.	$44,820	$14,711	$37,073	$4,355
Net income per share of Class A common stock:
Basic	$0.61	$0.38	$0.60	$0.13
Diluted	$0.61	$0.38	$0.41	$0.13
Weighted average shares of Class A common stock:
Basic	73,297,795	38,901,989	61,550,741	32,589,721
Diluted	73,444,105	38,945,467	100,343,458	32,632,630

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Operations

(In thousands)

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Net income (loss)	$61,106	$33,872	$40,077	$(45,932)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,311)	(6,296)	3,966	(11,531)
Income (loss) on cash flow hedges	60	(1,010)	(3,232)	(1,010)
Other comprehensive (loss) income	(1,251)	(7,306)	734	(12,541)
Comprehensive income (loss)	59,855	26,566	40,811	(58,473)
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	92	52	57	(1,917)
Less comprehensive income (loss) attributable to Summit Holdings	15,827	14,424	3,751	(58,304)
Comprehensive income attributable to Summit Inc.	$43,936	$12,090	$37,003	$1,748

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	October 1,	September 26,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$40,077	$(45,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	118,026	90,789
Share-based compensation expense	46,123	18,589
Deferred income tax benefit	(8,994)	-
Net gain on asset disposals	(5,844)	(4,990)
Net gain on debt financings	-	(4,570)
Other	(971)	136
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(81,234)	(56,287)
Inventories	(17,072)	(3,830)
Costs and estimated earnings in excess of billings	(34,349)	(23,402)
Other current assets	(2,876)	(4,401)
Other assets	(217)	(524)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	23,812	29,383
Accrued expenses	8,948	(11,575)
Billings in excess of costs and estimated earnings	2,138	(763)
Other liabilities	(3,044)	(853)
Net cash provided by (used in) operating activities	84,523	(18,230)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(331,463)	(505,466)
Purchases of property, plant and equipment	(121,945)	(69,672)
Proceeds from the sale of property, plant and equipment	16,222	8,883
Other	1,500	610
Net cash used for investing activities	(435,686)	(565,645)
Cash flow from financing activities:
Proceeds from equity offerings	-	1,037,444
Capital issuance costs	(136)	(61,218)
Proceeds from stock option exercises	113	-
Shares redeemed to settle employee taxes	(8)	-
Proceeds from debt issuances	354,000	1,415,750
Debt issuance costs	(5,675)	(10,911)
Payments on debt	(114,254)	(1,251,407)
Purchase of noncontrolling interests	-	(497,848)
Payments on acquisition-related liabilities	(28,920)	(15,018)
Distributions from partnership	(9,049)	(26,448)
Net cash provided by financing activities	196,071	590,344
Impact of foreign currency on cash	330	(697)
Net (decrease) increase in cash	(154,762)	5,772
Cash and cash equivalents—beginning of period	186,405	13,215
Cash and cash equivalents—end of period	$31,643	$18,987

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest

(In thousands, except share amounts)

				Summit Materials, Inc.
												Total
					Accumulated							Stockholders’
	Redeemable		Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Equity/
	Noncontrolling	Partners’	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Partners’
	Interest	Interest	Subsidiaries	Earnings	Operations	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Interest
Balance — January 2, 2016	$—	$—	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	$619,003	$138,233	$767,860
Net income	—	—	57	37,073	—	—	—	—	—	—	2,947	40,077
LP Unit exchanges	—	—	—	—	—	25,813,292	258	—	—	62,884	(63,257)	(115)
Other comprehensive (loss) income	—	—	—	—	(70)	—	—	—	—	—	804	734
Stock Option Exercises	—	—	—	—	—	6,250	1	—	—	112	—	113
Restricted stock unit vesting	—	—	—	—	—	833	—	—	—	(8)	—	(8)
Class B share cancellation	—	—	—	—	—	—	—	(40,345,771)	(403)	403	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	(1,684)	—	—	—	—	—	47,807	—	46,123
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(9,049)	(9,049)
Balance — October 1, 2016	$—	$—	$1,419	$46,259	$(2,865)	75,566,319	$756	28,661,526	$287	$730,201	$69,678	$845,735

Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983
Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive loss	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424
Balance — March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net loss	—	—	50	4,355	—	—	—	—	—	—	(7,032)	(2,627)
Issuance of Class A Shares	—	—	—	—	—	47,980,555	480	—	—	564,214	—	564,694
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive income	—	—	—	—	(2,607)	—	—	—	—	—	(4,685)	(7,292)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	(51,315)	(32,790)
Share-based compensation	—	—	—	—	—	—	—	—	—	18,165	—	18,165
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(26,448)	(26,448)
Balance — September 26, 2015	$—	$—	$1,271	$4,355	$(2,607)	49,009,738	$490	69,007,297	$690	600,204	$117,790	$722,193

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands, except share amounts)

1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mix concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, two cement plants, cement distribution terminals, ready-mix concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company’s three operating and reporting segments are the West, East and Cement segments.

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

In connection with the IPO, Summit Inc. issued 69,007,297 shares of its Class B common stock to Summit Owner Holdco LLC (“Summit Owner Holdco”), a Delaware limited liability company owned by certain pre-IPO owners and the former holders of Class B Units of Continental Cement. The Class B common stock entitled Summit Owner Holdco, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LP Units held by all limited partners of Summit Holdings (excluding Summit Inc.). On July 19, 2016, Summit Owner Holdco transferred 28,661,526 shares of its Class B common stock to certain holders of LP Units and the remaining 40,345,771 shares of Class B common stock were cancelled. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

On August 11, 2015, Summit Inc. raised $555.8 million, net of underwriting discounts, through the issuance of 22,425,000 shares of Class A common stock at a public offering price of $25.75 per share ("the August 2015 follow-on offering"). Summit Inc. used these proceeds to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 LP Units from certain of our pre-IPO owners, at a purchase price per LP Unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. Summit Holdings used the proceeds from the 3,750,000 newly-issued LP Units to pay the deferred purchase price of $80.0 million related to the July 17, 2015 acquisition of a cement plant and quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River (the “Davenport Assets”) and for general corporate purposes.

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of October 1, 2016, the results of operations for the three and nine months ended October 1, 2016 and September 26, 2015 and cash flows for the nine months ended October 1, 2016 and September 26, 2015.

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and occurred in 2015. The additional week in the 53-week year was included in the fourth quarter of 2015.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As a result of the Reorganization, Summit Holdings became a variable interest entity over which Summit Inc. has 100% voting power and control and for which Summit Inc. has the obligation to absorb losses and the right to receive benefits. As a result, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 24.5% and 50.3% as of October 1, 2016 and January 2, 2016, respectively.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 24 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah, Missouri and Kentucky. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended October 1, 2016 and September 26, 2015.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of October 1, 2016 and January 2, 2016 was:

	October 1,	January 2,
	2016	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$7,206	$4,918
Cash flow hedges	831	224
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$1,824	$2,475
Cash flow hedges	3,341	681

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to the derivatives in the three or nine months ended October 1, 2016 and September 26, 2015, and approximately $4.1 million of adjustments to contingent consideration in the nine months ended October 1, 2016.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of October 1, 2016 and January 2, 2016 was:

	October 1, 2016		January 2, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,578,157	$1,537,513	$1,283,799	$1,291,858

Level 3
Current portion of deferred consideration and noncompete obligations(2)	14,701	14,701	15,666	15,666
Long term portion of deferred consideration and noncompete obligations(3)	29,649	29,649	37,502	37,502

(1)	Balances include $6.5 million of current portion of debt and exclude capitalized loan costs of $15.6 million and $11.7 million as of October 1, 2016 and January 2, 2016, respectively.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

In February 2016, the FASB issued a new accounting standard related to lease accounting, ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As of October 1, 2016 and January 2, 2016, the Company’s undiscounted minimum contractual commitments under long-term operating leases, which were not recorded on the balance sheet, were $28.6 million and $21.9 million, respectively, which is an estimate of the effect to lease obligations and property, plant and equipment that the new accounting standard would have as of the dates noted.

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

2.SHARE-BASED COMPENSATION

Prior to the IPO and Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership interests (Class A-1, Class A-2, Class B-1, Class C, Class D-1 and Class D-2), each of which was subject to unique distribution rights. There were no outstanding Class A-2 interests. In connection with the IPO and the Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating the LP Units (“Reclassification”). Immediately following the Reclassification, 69,007,297 LP Units were outstanding. In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). The exercise price of the warrants and leverage restoration options is the IPO price of $18.00 per share. In conjunction with the Reclassification of the equity-based awards, the Company recognized a $14.5 million modification charge in general and administrative expenses in the nine months ended September 26, 2015.

The leverage restoration options were granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The leverage restoration options that correlated to time-vesting interests vest over four years beginning on the Reclassification date and the leverage restoration options that correlated to performance-vesting interests vest when both the applicable return multiple is achieved and a four year time-vesting condition is satisfied. The four-year time-vesting condition will be satisfied with respect to 25% on each of the first four anniversaries of the Reclassification date, subject to the employee’s continued employment through the applicable vesting date.

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

In the nine months ended October 1, 2016, Summit Inc. acquired 25,812,254 LP Units in exchange for an equal number of shares of Class A common stock, of which 21,482,082 LP Units were exchanged by certain investment funds associated with or designated by The Blackstone Group L.P. (“Blackstone”). Blackstone subsequently sold the shares of Class A common stock it received through underwritten public offerings. As a result of these transactions and Blackstone’s prior exchange and sale of LP Units, the performance target associated with certain LP Units and leverage restoration options which was based on Blackstone receiving a 1.75 times return on its initial investment, was achieved. In addition, on August 9, 2016, the Board of Directors of Summit Inc. determined that it was in the best interest of the Company to waive the 3.0 times threshold on the remaining unvested performance-based LP Units and leverage restoration options. The Company recognized $12.5 million and $37.3 million in general and administrative expenses in the three and nine months ended October 1, 2016, respectively, related to the vesting of these performance-based awards.

3.ACQUISITIONS

The Company has completed numerous acquisitions since its formation in 2009, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value.

West segment

•

On August 19, 2016, the Company acquired H.C. Rustin Corporation (“Rustin”), a ready-mix company with 12 ready-mix plants servicing the Southern Oklahoma market. The acquisition was funded with cash on hand.

•

On April 29, 2016, the Company acquired Sierra Ready Mix, LLC (“Sierra”), a vertically integrated aggregates and ready-mix concrete business with one sand and gravel pit and two ready-mix concrete plants located in Las Vegas, Nevada. The acquisition was funded with cash on hand.

•	On December 11, 2015, the Company acquired all of the assets of Pelican Asphalt Company, LLC, an asphalt terminal business in Houston, Texas. The acquisition was funded with cash on hand.

•

On August 21, 2015, the Company acquired all of the stock of LeGrand Johnson Construction Co., a vertically integrated company based in Utah with five sand and gravel pits, four ready-mix concrete plants and three asphalt plants and servicing the northern and central Utah, western Wyoming and southern Idaho markets. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•

On June 1, 2015, the Company acquired all of the stock of Lewis & Lewis, Inc., a vertically integrated business in Wyoming. The acquisition was funded with borrowings under the Company’s revolving credit facility.

East segment

•

On August 26, 2016, the Company acquired R.D. Johnson Excavating Company, LLC and Asphalt Sales of Lawrence, LLC (“RD Johnson”), an asphalt producer and construction services company based in Lawrence, Kansas. The acquisition was funded with both cash on hand and borrowings under the Company’s revolving credit facility.

•

On August 8, 2016, the Company acquired the assets of Weldon Real Estate, LLC (“Weldon”) and the membership interests of Honey Creek Disposal Service, LLC. (‘‘Honey Creek’’). Honey Creek is a trash collection business, which was sold immediately after acquisition. The Company retained the building assets of Weldon, where its recycling business in Kansas is operated. The acquisition was funded with borrowings under the Company’s revolving credit facility.

•

On May 20, 2016, the Company acquired seven aggregates quarries in central and northwest Missouri from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle Materials, Inc. (“Oldcastle Assets”).

•

On March 18, 2016, the Company acquired Boxley Materials Company (“Boxley”), a vertically integrated company based in Roanoke, Virginia with six quarries, four ready-mix concrete plants and four asphalt plants.

•

On February 5, 2016, the Company acquired American Materials Company (“AMC”), an aggregates company with five sand and gravel pits servicing coastal North and South Carolina. The acquisition was funded with cash on hand.

Cement segment

•

On August 30, 2016, the Company acquired two river-supplied cement and fly-ash distribution terminals in Southern Louisiana (“Angelle Assets”). The acquisition was funded with borrowings under the Company’s revolving credit facility.

•

On July 17, 2015, the Company completed the acquisition of the Davenport Assets, a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River for $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa, for which a $16.6 million gain on disposition was recognized in general and administrative expenses. The cash purchase price was funded through a combination of debt (see Note 7) and $80.0 million with proceeds from the August 2015 follow-on offering. Combined with the Company’s cement plant in Hannibal, Missouri, the Company has over two million short tons of cement capacity across our two plants and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana. The goodwill that was acquired with the Davenport Assets reflects the value from estimated synergies and cost savings, primarily from expanded geographic area, overhead cost reductions and best practice sharing of operating efficiencies between the acquired assets and the Company’s existing cement plant in Hannibal, Missouri. The Davenport Assets were immediately integrated into the Company’s existing cement operations such that it is not practicable to report revenue and net income separately for the Davenport Assets.

The purchase price allocation, primarily the valuation of property, plant and equipment for the 2016 acquisitions has not yet been finalized due to the recent timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Davenport	Year Ended
	October 1,	July 17,	January 2, 2016
	2016	2015	(excluding Davenport)

Financial assets	$22,066	$—	$12,555
Inventories	17,540	21,776	2,036
Property, plant and equipment	178,082	275,436	57,817
Intangible assets	12,149	—	—
Other assets	5,378	6,450	(745)
Financial liabilities	(14,587)	(2,190)	(13,733)
Other long-term liabilities	(29,231)	(4,086)	(11,289)
Net assets acquired	191,397	297,386	46,641
Goodwill	153,438	170,067	15,710
Purchase price	344,835	467,453	62,351
Acquisition related liabilities	(14,142)	—	(1,044)
Bettendorf assets	—	(18,743)	—
Other	770	—	—
Net cash paid for acquisitions	$331,463	$448,710	$61,307

Changes in the carrying amount of goodwill, by reportable segment, from January 2, 2016 to October 1, 2016 are summarized as follows:

	West	East	Cement	Total
Balance, January 2, 2016	$303,926	$98,308	$194,163	$596,397
Acquisitions(1)	26,186	126,419	9,003	161,608
Foreign currency translation adjustments	2,443	—	—	2,443
Balance, October 1, 2016	$332,555	$224,727	$203,166	$760,448

Accumulated impairment losses as of October 1, 2016 and January 2, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)

Reflects goodwill from 2016 acquisitions and working capital adjustments from prior year acquisitions in the West and Cement segments, including $5.4 million related to below-market contracts assumed with the Davenport Assets acquisition.

The Company’s intangible assets are primarily composed of goodwill, lease agreements and reserve rights. The assets related to lease agreements reflect the submarket royalty rates paid under agreements, primarily, for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but does not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases. The following table shows intangible assets by type and in total:

	October 1, 2016			January 2, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$22,506	$(3,147)	$19,359	$10,357	$(2,531)	$7,826
Reserve rights	8,765	(3,440)	5,325	8,636	(2,078)	6,558
Trade names	1,000	(633)	367	1,000	(558)	442
Other	249	(95)	154	249	(70)	179
Total intangible assets	$32,520	$(7,315)	$25,205	$20,242	$(5,237)	$15,005

Amortization expense totaled $0.6 million and $2.1 million for the three and nine months ended October 1, 2016, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 26, 2015, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to October 1, 2016 is as follows:

2016 (three months)	$585
2017	1,308
2018	1,302
2019	1,283
2020	1,199
2021	1,158
Thereafter	18,370
Total	$25,205

4.ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of October 1, 2016 and January 2, 2016:

	October 1,	January 2,
	2016	2016
Trade accounts receivable	$235,386	$133,418
Retention receivables	13,857	13,217
Receivables from related parties	574	635
Accounts receivable	249,817	147,270
Less: Allowance for doubtful accounts	(2,642)	(1,726)
Accounts receivable, net	$247,175	$145,544

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

5.INVENTORIES

Inventories consisted of the following as of October 1, 2016 and January 2, 2016:

	October 1,	January 2,
	2016	2016
Aggregate stockpiles	$102,798	$86,236
Finished goods	39,137	14,840
Work in process	8,464	5,141
Raw materials	14,476	23,865
Total	$164,875	$130,082

6.ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 1, 2016 and January 2, 2016:

	October 1,	January 2,
	2016	2016
Interest	$20,712	$19,591
Payroll and benefits	29,111	24,714
Capital lease obligations	12,763	15,263
Insurance	10,851	9,824
Non-income taxes	11,089	4,618
Professional fees	3,209	2,528
Other(1)	20,976	16,404
Total	$108,711	$92,942

(1)	Consists primarily of subcontractor and working capital settlement accruals.

7.DEBT

Debt consisted of the following as of October 1, 2016 and January 2, 2016:

	October 1,	January 2,
	2016	2016
Term Loan, due 2022:
$641.9 million and $646.8 million, net of $2.7 million and $3.1 million discount at October 1, 2016 and January 2, 2016, respectively	$639,166	$643,693
8 1⁄2% Senior Notes, due 2022	250,000	—
6 1⁄8% Senior Notes, due 2023:
$650 million, net of $1.7 million and $1.8 million discount at October 1, 2016 and January 2, 2016, respectively	648,347	648,165
Total	1,537,513	1,291,858
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,531,013	$1,285,358

The contractual payments of long-term debt, including current maturities, for the five years subsequent to October 1, 2016, are as follows:

2016 (three months)	$1,625
2017	6,500
2018	4,875
2019	6,500
2020	8,125
2021	6,500
Thereafter	1,507,750
Total	1,541,875
Less: Original issue net discount	(4,362)
Less: Capitalized loan costs	(15,632)
Total debt	$1,521,881

Senior Notes— On March 8, 2016, Summit LLC and Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC ("Finance Corp." and with Summit LLC, the “Issuers”) issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley, replenish cash used for the acquisition of AMC and pay expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated

March 8, 2016 (as amended and supplemented, the “2016 Indenture”). The 2016 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2016 Indenture also contains customary events of default. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016.

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

As of October 1, 2016 and January 2, 2016, the Company was in compliance with all financial covenants under the applicable indentures.

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

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated March 11, 2015. As a result of this amendment, $0.8 million of financing fees were recognized in the nine months ended September 26, 2015.

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

There were no outstanding borrowings under the revolving credit facility as of October 1, 2016 and January 2, 2016, leaving remaining borrowing capacity of $209.4 million, which is net of $25.6 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of October 1, 2016 and January 2, 2016, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $21.8 million and $62.0 million in the three and nine months ended October 1, 2016, respectively, and $17.8 million and $54.6 million in the three and nine months ended September 26, 2015, respectively.

The following table presents the activity for the deferred financing fees for the nine months ended October 1, 2016 and September 26, 2015:

Deferred financing fees
Balance—January 2, 2016	$15,892
Loan origination fees	5,676
Amortization	(2,504)
Balance—October 1, 2016	$19,064

Balance—December 27, 2014	$17,215
Loan origination fees	10,911
Amortization	(2,731)
Write off of deferred financing fees	(12,135)
Balance—September 26, 2015	$13,260

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of October 1, 2016 or January 2, 2016.

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	loss (income)
Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Foreign currency translation adjustment	—	1,661	—	1,661
Loss on cash flow hedges	—	—	(1,731)	(1,731)
Balance — October 1, 2016	$1,049	$(1,718)	$(2,196)	$(2,865)

Balance — December 27, 2014	$—	$—	$—	$—
Foreign currency translation adjustment	—	(2,109)	—	(2,109)
Loss on cash flow hedges	—	—	(498)	(498)
Balance — September 26, 2015	$—	$(2,109)	$(498)	$(2,607)

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

In assessing the realizability of deferred tax assets, including the deferred tax assets resulting from the expected taxable loss in 2016 and those generated under the tax receivable agreement described below, management determined that it was more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a full valuation allowance was recorded, which has resulted in no provision for the three and nine months ended October 1, 2016.

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In the nine months ended October 1, 2016, 25,812,254 LP units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. This exchange resulted in a deferred tax asset of approximately $222.3 million, 85% of which is a liability due to the holders of the exchanged LP Units. As discussed above, a full valuation allowance was recognized on the deferred tax asset. As realization of the tax benefit is not currently deemed probable, the related liability to the former holders of LP Units exchanged is not considered probable and is not included in the consolidated balance sheet. The Company considers all available evidence (both positive and negative), including continuing periods of income and other tax planning strategies, in determining whether realization of the tax benefit is more likely than not.  The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the tax benefit will be realized. If this were to occur, the valuation allowance, or portion thereof, would be released with a corresponding charge to Other Expense for the liability due to former LP Unit holders equal to 85% of the valuation allowance release.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the nine months ended October 1, 2016, Summit Holdings paid tax distributions totaling $25.5 million, of which $9.0 million was paid to holders of its LP Units, other than Summit Inc., and $16.5 million was paid to Summit Inc.

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

As of October 1, 2016, and January 2, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and nine months ended October 1, 2016, or September 26, 2015.

10.    NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average common shares outstanding and diluted net income is computed by dividing net income, adjusted for changes in the amount allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Net income attributable to Summit Inc.	$44,820	$14,711	$37,073	$4,355
Weighted average shares of Class A shares outstanding	73,297,795	38,901,989	61,550,741	32,589,721
Basic earnings per share	$0.61	$0.38	$0.60	$0.13

Net income attributable to Summit Inc.	$44,820	$14,711	$37,073	$4,355
Add: Noncontrolling interest impact of LP Unit conversion	—	—	3,745	—
Diluted net income attributable to Summit Inc.	44,820	14,711	40,818	4,355

Weighted average shares of Class A shares outstanding	73,297,795	38,901,989	61,550,741	32,589,721
Add: weighted average of LP Units	—	—	38,293,384	—
Add: stock options	—	—	181,961	—
Add: warrants	17,368	43,478	11,639	42,909
Add: restricted stock units	100,876	—	225,786	—
Add: performance stock units	28,066		79,947
Weighted average dilutive shares outstanding	73,444,105	38,945,467	100,343,458	32,632,630
Diluted earnings per share	$0.61	$0.38	$0.41	$0.13

Excluded from diluted earnings per share for the three months ended October 1, 2016 were 26,731,747 LP Units and 5,017,664 time-vesting stock options and from the three months ended September 26, 2015 were 59,567,187 LP Units, 2,280,314 stock options and 5,000 restricted stock units, as they were antidilutive.

Excluded from diluted earnings per share for the nine months ended September 26, 2015 were 64,690,463 LP Units, 2,280,314 stock options and 5,000 restricted stock units, as they were antidilutive.

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through October 1, 2016, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of October 1, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

The Company has site restoration obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of October 1, 2016 and January 2, 2016, $18.4 million and $18.7 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.2 million and $2.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of October 1, 2016 and January 2, 2016 were $68.4 million and $56.7 million, respectively.

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

12.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	October 1,	September 26,
	2016	2015
Cash payments:
Interest	$62,438	$75,990
Income taxes	1,536	1,516
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$—	$(29,102)
Exchange of LP units to Common A Stock	525,711	—

13.    SEGMENT INFORMATION

The Company has three operating segments: West; East; and Cement, which are its reporting segments. These segments are consistent with the Company’s management reporting structure. In the fourth quarter of 2015, the Company reorganized the operations and management reporting structure of the East and Cement segment operations, resulting in a change to its reportable business segments. The Company now conducts the cement business separate from the regional segments. As a result, the cement business is a reportable business segment. In addition, the Company has combined the materials-based businesses centered in Kansas and Missouri with the Kentucky-based operations, creating an expanded East segment and eliminating what was the Central region. These changes did not affect the West segment. Amounts in prior periods have been revised to reflect the current reporting structure.

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

The following tables display selected financial data for the Company’s reportable business segments as of October 1, 2016 and January 2, 2016 and for the three and nine months ended October 1, 2016 and September 26, 2015:

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Revenue*:
West	$264,874	$261,742	$614,868	$597,484
East	175,000	137,731	385,054	312,734
Cement	89,563	72,432	203,168	120,617
Total revenue	$529,437	$471,905	$1,203,090	$1,030,835

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Adjusted EBITDA:
West	$63,683	$59,760	$127,547	$111,450
East	51,558	36,677	90,405	62,758
Cement	40,264	31,554	78,828	43,897
Corporate and other	(9,314)	(7,585)	(27,448)	(20,906)
Total Adjusted EBITDA	146,191	120,406	269,332	197,199
Interest expense	25,273	20,727	72,467	62,231
Depreciation, depletion and amortization	39,055	32,940	107,993	85,689
Accretion	372	366	1,202	1,129
IPO/ Legacy equity modification costs	12,506	—	37,257	28,296
Loss on debt financings	—	32,641	—	64,313
Transaction costs	1,684	304	5,290	8,044
Management fees and expenses	—	—	—	1,046
Non-cash compensation	3,801	1,569	8,866	4,138
Other	1,085	699	4,093	1,528
Income (loss) from continuing operations before taxes	$62,415	$31,160	$32,164	$(59,215)

	Nine months ended
	October 1,	September 26,
	2016	2015
Purchases of property, plant and equipment
West	$64,350	$32,192
East	37,143	24,335
Cement	16,683	9,401
Total reportable segments	118,176	65,928
Corporate and other	3,769	3,744
Total purchases of property, plant and equipment	$121,945	$69,672

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Depreciation, depletion, amortization and accretion:
West	$16,492	$13,786	$48,714	$38,508
East	14,744	9,587	37,485	29,082
Cement	7,619	9,305	21,147	17,542
Total reportable segments	38,855	32,678	107,346	85,132
Corporate and other	572	628	1,849	1,686
Total depreciation, depletion, amortization and accretion	$39,427	$33,306	$109,195	$86,818

	October 1,	January 2,
	2016	2016
Total assets:
West	$956,919	$821,479
East	907,749	545,187
Cement	888,765	843,941
Total reportable segments	2,753,433	2,210,607
Corporate and other	27,605	185,572
Total	$2,781,038	$2,396,179

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
Revenue by product*:
Aggregates	$78,274	$62,422	$201,217	$161,896
Cement	81,154	66,313	179,658	104,986
Ready-mix concrete	111,141	95,044	288,607	254,318
Asphalt	93,551	98,731	182,185	189,122
Paving and related services	113,648	107,054	219,282	211,864
Other	51,669	42,341	132,141	108,649
Total revenue	$529,437	$471,905	$1,203,090	$1,030,835

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

In addition to the transaction and management fees paid to BMP, the Company reimbursed BMP for direct expenses incurred, which were not material in the three and nine months ended October 1, 2016 and September 26, 2015.

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

Overview

We are one of the fastest growing construction materials companies in the United States. Our materials include aggregates, which we supply across the country, with a focus on Texas, Kansas, Utah, Missouri and Kentucky, and cement, which we supply along the Mississippi River from Minneapolis to New Orleans. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We have completed 47 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 20 U.S. states and British Columbia, Canada and 40 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of October 1, 2016, we had 2.8 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 300 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits.

We operate in 24 U.S. states and British Columbia, Canada and currently have assets in 20 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint:

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products and our ability to control operating costs.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. Through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy have decreased $11.5 million and $18.9 million in the three and nine months ended October 1, 2016, respectively, as compared to the three and nine months ended September 26, 2015, respectively, taking into consideration organic and acquisition-related volume increases.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, one of which is aggressively seeking market share. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis. We have not recognized a goodwill impairment charge on the reporting unit’s $17.7 million of goodwill as of October 1, 2016. The estimated fair value of the reporting unit was 8.9% greater than its carrying value as of the date of the 2015 impairment test. The key assumptions in the impairment analysis were cash flows assuming no to moderate growth from 2015 and an 11.0% discount rate.

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of October 1, 2016 and January 2, 2016, our long-term borrowings, including the current portion without giving effect to original issue discount, totaled $1.5 billion and $1.3 billion, respectively, for which we incurred $21.8 million and $62.0 million of interest expense for the three and nine months ended October 1, 2016, respectively, and $17.8 million and $54.6 million for the three and nine months ended September 26, 2015, respectively. Although the amounts borrowed and related interest expense are material to us, we have been in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities was $98.2 million in the year ended January 2, 2016, which is net of interest payments, all of which have been paid when due, along with principal payments. Our senior secured revolving credit facility, which provides us with up to $209.4 million of borrowing capacity, net of $25.6 million of outstanding letters of credit, has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of October 1, 2016.

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

As a vertically-integrated business, approximately 25% of aggregates sold are used internally in our ready-mix concrete and asphalt paving mixes and approximately 77% of the asphalt paving mix are laid by our paving crews during the nine months ended October 1, 2016. Our backlog as of October 1, 2016, was 10.0 million tons of aggregates, 0.7 million cubic yards of ready-mix concrete, 2.3 million tons of asphalt and $342.5 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and nine months ended October 1, 2016 as compared to September 26, 2015, are:

•

Net revenue increased $53.9 million and $170.5 million in the three and nine months ended October 1, 2016, respectively, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•	Our operating income increased $4.9 million and $38.8 million in the three and nine months ended October 1, 2016, respectively. The 2016 results included $12.5 million and $37.3 million of stock-based compensation charges in general and administrative expenses, respectively, for the three and nine months ended October 1, 2016. Prior to the IPO, certain investors had equity in the company that vested only if performance objectives of either a 1.75 or 3.00 times return on Blackstone’s initial investment were met. At the IPO Date, this equity converted to LP Units and stock options. Prior to the second quarter of 2016, we did not recognize any expense associated with these awards as achievement of the multiples was not deemed probable. The 1.75 times return threshold was met following completion of Blackstone’s secondary offering of shares of our Class A common stock on July 19, 2016 and, in August 2016, the Board of Directors waived the 3.00 times return threshold. As a result, in the three and nine months ended October 1, 2016, we recognized $12.5 million and $37.3 million, respectively, of cumulative catch up expense from the IPO date through September 2016. We will continue to recognize expense on the options over the remaining 4-year vesting period. The 2015 results included $28.3 million of costs associated with Summit Inc.’s IPO, which were recognized in the first quarter of 2015.

•

In March 2016, we issued $250.0 million in aggregate principal amount of 8.500% Senior Notes due 2022. The proceeds were used to help finance the acquisition of Boxley, replenish cash used for the acquisition of AMC and pay expenses incurred in connection with these acquisitions.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2016 and 2015:

•	On October 3, 2016, we acquired Midland Concrete Ltd., a ready-mix company with one plant servicing the Midland, Texas market.

•	On August 30, 2016, we acquired the Angelle Assets, including two Mississippi River cement distribution terminals in Southern Louisiana.

•	On August 26, 2016, we acquired RD Johnson, a large excavating business and asphalt operation based in Lawrence, Kansas.

•	On August 19, 2016, we acquired Rustin, a ready-mix company with 12 ready-mix plants servicing the southeast Oklahoma market.

•

On August 8, 2016, we acquired the assets of Weldon and the membership interests of Honey Creek Disposal Service, LLC. (‘‘Honey Creek’’). Honey Creek is a trash collection business, which we sold immediately after acquisition. We retained the building from Weldon, where our recycling business in Kansas is operated.

•	On May 20, 2016, we acquired the Oldcastle Assets, seven aggregates quarries in central and northwest Missouri.

•	On April 29, 2016, we acquired Sierra, a vertically integrated aggregates and ready-mix concrete business with one sand and gravel pit and two ready-mix concrete plants located in Las Vegas, Nevada.

•	On March 18, 2016, we acquired Boxley, a vertically integrated company based in Roanoke, Virginia with six quarries, four ready-mix concrete plants and four asphalt plants.

•	On February 5, 2016, we acquired AMC, an aggregates company with five sand and gravel pits servicing coastal North and South Carolina.

•	On December 11, 2015, we acquired Pelican, an asphalt terminal business in Houston, Texas.

•

On August 21, 2015, we acquired LeGrand, a vertically integrated company with five sand and gravel pits, four ready-mix concrete plants and three asphalt plants and servicing the northern and central Utah, western Wyoming and southern Idaho markets.

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

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating income (loss) by segment for the three and nine months ended October 1, 2016 and September 26, 2015.

	Three months ended				Nine months ended
	October 1, 2016		September 26, 2015		October 1, 2016		September 26, 2015
		Operating		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$264,874	$47,012	$261,742	$45,894	$614,868	$78,360	$597,484	$72,829
East	175,000	35,067	137,731	25,456	385,054	49,899	312,734	31,775
Cement	89,563	32,622	72,432	21,515	203,168	56,622	120,617	25,365
Corporate(1)	—	(26,448)	—	(9,508)	—	(79,451)	—	(63,318)
Total	$529,437	$88,253	$471,905	$83,357	$1,203,090	$105,430	$1,030,835	$66,651

(1)

Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters. In the three and nine months ended October 1, 2016, we recognized $12.5 million and $37.3 million, respectively, of stock-based compensation charges associated with certain LP Units converted and options granted at the time of the IPO for which the performance metrics were met or waived during the three and nine months ended October 1, 2016.  Approximately $28.3 million of costs associated with the IPO were included in the operating loss for the nine months ended September 26, 2015.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” "gross profit" and “gross margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, as adjusted to exclude accretion, loss on debt financings, IPO costs, loss from discontinued operations and certain non-cash and non-operating items. We define gross profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and gross margin as gross profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to gross profit for the periods indicated:

	Three months ended		Nine months ended
Reconciliation of Net Income	October 1,	September 26,	October 1,	September 26,
(Loss) to Adjusted EBITDA	2016	2015	2016	2015
(in thousands)
Net income (loss)(1)	$61,106	$33,872	$40,077	$(45,932)
Interest expense(1)	25,273	20,727	72,467	62,231
Income tax expense (benefit)	1,309	(2,655)	(7,913)	(12,468)
Depreciation, depletion and amortization	39,055	32,940	107,993	85,689
EBITDA	$126,743	$84,884	$212,624	$89,520
Accretion	372	366	1,202	1,129
IPO/ Legacy equity modification costs	12,506	—	37,257	28,296
Loss on debt financings	—	32,641	—	64,313
Income from discontinued operations	—	(57)	—	(815)
Transaction costs	1,684	304	5,290	8,044
Management fees and expenses	—	—	—	1,046
Non-cash compensation	3,801	1,569	8,866	4,138
Other	1,085	699	4,093	1,528
Adjusted EBITDA(1)	$146,191	$120,406	$269,332	$197,199
Adjusted EBITDA by Segment
(in thousands)
West	$63,683	$59,760	$127,547	$111,450
East	51,558	36,677	90,405	62,758
Cement	40,264	31,554	78,828	43,897
Corporate	(9,314)	(7,585)	(27,448)	(20,906)
Adjusted EBITDA	$146,191	$120,406	$269,332	$197,199

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. Summit Inc.'s net income (loss) in the three and nine months ended October 1, 2016 was $0.3 million and $0.8 million less, respectively, and $0.3 million and $0.6 million in the three and nine months ended September 26, 2015, respectively, than Summit LLC's due to interest expense associated with a deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC's interest expense.

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
Reconciliation of Operating Income to Gross Profit	2016	2015	2016	2015
(in thousands)
Operating income	$88,253	$83,357	$105,430	$66,651
General and administrative expenses	64,194	42,539	185,208	149,484
Depreciation, depletion, amortization and accretion	39,427	33,306	109,195	86,818
Transaction costs	1,684	304	5,290	8,044
Gross Profit (exclusive of items shown separately)	$193,558	$159,506	$405,123	$310,997
Gross Margin (exclusive of items shown separately)	40.3%	37.4%	36.8%	33.4%

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended October 1, 2016 and September 26, 2015.

	Three months ended		Nine months ended
	October 1,	September 26,	October 1,	September 26,
	2016	2015	2016	2015
($ in thousands)
Net revenue	$480,210	$426,286	$1,100,885	$930,434
Delivery and subcontract revenue	49,227	45,619	102,205	100,401
Total revenue	529,437	471,905	1,203,090	1,030,835
Cost of revenue (excluding items shown separately below)	335,879	312,399	797,967	719,838
General and administrative expenses	64,194	42,539	185,208	149,484
Depreciation, depletion, amortization and accretion	39,427	33,306	109,195	86,818
Transaction costs	1,684	304	5,290	8,044
Operating income	88,253	83,357	105,430	66,651
Other expense (income), net	565	(1,171)	799	(678)
Loss on debt financings	—	32,641	—	64,313
Interest expense (1)	25,273	20,727	72,467	62,231
Income (loss) from operations before taxes	62,415	31,160	32,164	(59,215)
Income tax expense (benefit)	1,309	(2,655)	(7,913)	(12,468)
Income (loss) from continuing operations	61,106	33,815	40,077	(46,747)
Income from discontinued operations	—	(57)	—	(815)
Net income (loss) (1)	$61,106	$33,872	$40,077	$(45,932)

(1)

The statement of operations above is based on the financial results of Summit Inc. Summit Inc.'s net income (loss) in the three and nine months ended October 1, 2016 was $0.3 million and $0.8 million less, respectively, than Summit LLC's due to interest expense associated with a certain deferred consideration obligation that is an obligation of Summit Holdings and is thus excluded from Summit LLC's interest expense.

Three and nine months ended October 1, 2016 compared to the three and nine months ended September 26, 2015

	Three months ended				Nine months ended
	October 1,	September 26,			October 1,	September 26,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$480,210	$426,286	$53,924	12.6%	$1,100,885	$930,434	$170,451	18.3%
Operating income	88,253	83,357	4,896	5.9%	105,430	66,651	38,779	58.2%
Operating margin	18.4%	19.6%			9.6%	7.2%
Adjusted EBITDA	$146,191	$120,406	$25,785	21.4%	$269,332	$197,199	$72,133	36.6%

Net revenue increased $53.9 million in the three months ended October 1, 2016, of which $30.7 million was from increased sales of materials, $17.5 million was from increased sales of products, and $5.7 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mix concrete lines of business, driven primarily by the 2015 and 2016 acquisitions. Excluding the cement segment, in the three months ended October 1, 2016, $63.6 million of the net revenue growth was from acquisitions, partially offset by a $26.8 million reduction in organic revenue. For the three months ended October 1, 2016, approximately $17.1 million of the revenue growth was attributable to our cement operations. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the increase in cement revenue between organic and acquisition growth.

Net revenue increased $170.5 million in the nine months ended October 1, 2016, of which $114.0 million was from increased sales of materials, $45.5 million was from increased sales of products, and $11.0 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mix concrete lines of business, driven by the 2015 and 2016 acquisitions. Excluding the cement segment, in the nine months ended October 1, 2016, $128.6 million of the net revenue growth was from acquisitions, partially offset by a $40.7 million reduction in organic revenue. For the nine months ended October 1, 2016, approximately $82.6 million of the revenue growth was attributable to our cement operations.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended			Nine months ended
	October 1,	September 26,		October 1,	September 26,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Aggregates	$108,565	$86,070	$22,495	$270,628	$218,336	$52,292
Cement	82,746	67,673	15,073	183,968	109,669	74,299
Ready-mix concrete	111,954	95,481	16,473	289,562	254,878	34,684
Asphalt	103,037	113,249	(10,212)	199,514	219,492	(19,978)
Paving and related services	192,231	185,092	7,139	371,296	366,321	4,975
Other	(69,096)	(75,660)	6,564	(111,878)	(137,861)	25,983
Total revenue	$529,437	$471,905	$57,532	$1,203,090	$1,030,835	$172,255

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased $7.1 million and $5.0 million in the three and nine months ended October 1, 2016, respectively. This increase was primarily due to acquisitions, but was offset by declines in the Austin, Texas market. The economy in Austin, Texas has been expanding and a new aggressive entrant has entered the market and has attracted a number of our employees, which have collectively resulted in a decrease in our paving and related services revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended October 1, 2016 and September 26, 2015 were as follows:

	Three months ended						Nine months ended
	October 1, 2016		September 26, 2015				October 1, 2016		September 26, 2015
	Volume(1)		Volume(1)		Percentage Change in		Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	10,658	$10.19	9,127	$9.43	16.8%	8.1%	27,302	$9.91	23,949	$9.12	14.0%	8.7%
Cement	757	109.35	662	102.17	14.4%	7.0%	1,699	108.26	1,093	100.36	55.4%	7.9%
Ready-mix concrete	1,083	103.36	929	102.74	16.6%	0.6%	2,798	103.48	2,493	102.22	12.2%	1.2%
Asphalt	1,735	53.91	1,690	58.40	2.7%	(7.7)%	3,269	55.63	3,288	57.52	(0.6)%	(3.3)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Aggregates volumes were positively affected by the 2015 and 2016 acquisitions as well as strength in the Kansas and South Carolina markets. This growth was partially offset by declines in the British Columbia and Austin and Houston, Texas markets. The decline in aggregate volumes in British Columbia is a result of a large sand river project in

2015 that has been completed. Sand is a lower-priced, lower-margin product as compared to hard rocks. In Austin, Texas, a new aggressive competitor contributed to the decrease in our paving and related services revenue, in addition to the upstream aggregate and asphalt products. In Houston, Texas, volumes were affected by flooding during the year. We had strong aggregates price increases across our markets, which would have been greater absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar in the nine months ended September 26, 2015. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 9.1% in the nine months ended October 1, 2016.

Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market.

The increase in ready-mix concrete volumes was primarily as result of the 2015 and 2016 acquisitions and pricing generally increased by mid-single digit percentages in the organic operations, but was affected by the geographic mix as ready-mix concrete producers acquired in 2015 were in lower-priced markets.

The decline in asphalt volumes in the nine months ended October 1, 2016 from the nine months ended September 26, 2015 occurred in the Austin, Texas, Wichita, Kansas and Kentucky markets, offset by increases from the 2015 and 2016 acquisitions. The decrease in Wichita, Kansas was primarily due to a shift in state work away from asphalt paving in that market. The decrease in Kentucky was primarily due to a delay by the state in granting contracts for the fiscal year. Asphalt pricing decreased primarily due to lower input prices. Prior to eliminations, the net effect of these volume and pricing changes on gross revenue in the nine months ended October 1, 2016 was approximately $122.0 million and $19.4 million, respectively.

Operating income increased $4.9 million and $38.8 million in the three and nine months ended October 1, 2016, respectively, and Adjusted EBITDA improved $25.8 million and $72.1 million, respectively. For the three months ended October 1, 2016 operating margin decreased from 19.6% to 18.4%, which was attributable to the following:

Operating margin—2015	19.6%
Legacy equity modification charges(1)	(2.6)%
Other	1.4%
Operating margin—2016	18.4%

(1)

In the three months ended October 1, 2016, we recognized a $12.5 million stock-based compensation charge in general and administrative expenses associated with certain LP Units converted and options granted at the time of the IPO, which vested in the third quarter of 2016.

For the nine months ended October 1, 2016 operating margin improved from 7.2% to 9.6%, which was attributable to the following:

Operating margin—2015	7.2%
Gross profit(1)	3.4%
Other	(1.0)%
Operating margin—2016	9.6%

(1)	The gross margin improvement was primarily a result of improved pricing, particularly an 8.7% pricing increase in aggregates.

Other Financial Information

Loss on Debt Financings

In the three and nine months ended September 26, 2015, we recognized a $32.6 million and $64.3 million, respectively, loss on debt financings related to the March 2015 amendment to the credit agreement and the April and

August 2015 $288.2 million and $183.0 million redemptions, respectively,  of 2020 Notes. See further discussion of our indebtedness and financing transactions below under “Liquidity and Capital Resources.”

Income Tax Expense (Benefit)

The income tax benefit decreased $4.6 million in the nine months ended October 1, 2016 due primarily to the benefit associated with the loss on debt financings recognized in the C corporations in the nine months ended September 26, 2015.

Segment results of operations

West Segment

	Three months ended				Nine months ended
	October 1,	September 26,			October 1,	September 26,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$235,667	$233,703	$1,964	0.8%	$558,488	$536,722	$21,766	4.1%
Operating income	47,012	45,894	1,118	2.4%	78,360	72,829	5,531	7.6%
Operating margin	19.9%	19.6%			14.0%	13.6%
Adjusted EBITDA	$63,683	$59,760	$3,923	6.6%	$127,547	$111,450	$16,097	14.4%

Net revenue in the West segment increased approximately 0.8% and 4.1% in the three and nine months ended October 1, 2016, respectively, due primarily to growth from the 2015 and 2016 acquisitions and increased activity in the north Texas and Utah markets, partially offset by a $13.6 million and $32.3 million decrease, respectively, at our Austin, Texas operations. Gross revenue by product/service was as follows:

	Three months ended			Nine months ended
	October 1,	September 26,		October 1,	September 26,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Aggregates	$47,425	$44,774	$2,651	$122,602	$115,951	$6,651
Ready-mix concrete	79,591	70,791	8,800	215,542	194,822	20,720
Asphalt	71,737	73,897	(2,160)	145,711	145,191	520
Paving and related services	122,821	118,280	4,541	243,385	229,999	13,386
Other	(56,700)	(46,000)	(10,700)	(112,372)	(88,479)	(23,893)
Total revenue	$264,874	$261,742	$3,132	$614,868	$597,484	$17,384

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services increased by $4.5 million and $13.4 million in the three and nine months ended October 1, 2016, respectively, primarily due to increased acquisition revenue. The West segment’s percent changes in sales volumes and pricing in the three and nine months ended October 1, 2016 from the three and nine months ended September 26, 2015 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(1.2)%	7.2%	(2.9)%	8.9%
Ready-mix concrete	13.4%	(0.8)%	10.1%	0.5%
Asphalt	4.4%	(5.8)%	6.2%	(2.4)%

The decline in aggregates volumes was primarily in the British Columbia and Austin and Houston, Texas markets, which was partially offset by volume increases from the 2015 and 2016 acquisitions. Aggregates pricing improved across our markets and would have been greater, absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar in the nine months ended October 1, 2016 compared to the nine months ended September 26, 2015. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 9.7% in the nine months ended October 1, 2016.

The increase in ready-mix concrete volumes was primarily as result of the 2015 and 2016 acquisitions and pricing generally increased by mid-single digit percentages in the organic operations, but was affected by the geographic mix as ready-mix concrete producers acquired in 2015 were in lower-priced markets.

The increase in asphalt volumes was primarily a result of the 2015 and 2016 acquisitions, partially offset by a decrease in asphalt volumes in Austin, Texas. Asphalt pricing decreased consistent with lower input prices. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended October 1, 2016 was approximately $21.0 million and $6.9 million, respectively.

The West segment’s operating income increased $1.1 million and $5.5 million in the three and nine months ended October 1, 2016, respectively, and Adjusted EBITDA improved $3.9 million and $16.1 million, respectively. The Adjusted EBITDA improvement was primarily driven by the 2015 and 2016 acquisitions of Rustin, Sierra, Lewis & Lewis and LeGrand and improvement in our north Texas and Utah operations, partially offset by a decline in the Austin and Houston, Texas operations. Operating margin was relatively consistent in the three and nine months ended October 1, 2016 (19.9% and 14.0%, respectively) as compared to the three and nine months ended September 27, 2015 (19.6% and 13.6%, respectively).

East Segment

	Three months ended				Nine months ended
	October 1,	September 26,			October 1,	September 26,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$154,980	$120,151	$34,829	29.0%	$339,229	$273,095	$66,134	24.2%
Operating income	35,067	25,456	9,611	37.8%	49,899	31,775	18,124	57.0%
Operating margin	22.6%	21.2%			14.7%	11.6%
Adjusted EBITDA	$51,558	$36,677	$14,881	40.6%	$90,405	$62,758	$27,647	44.1%

The East segment’s net revenue increased 29.0% and 24.2% in the three and nine months ended October 1, 2016, respectively, due primarily to acquisitions. Incremental net revenue from acquisitions totaled $40.4 million and $80.2 million in the three and nine months ended October 1, 2016, respectively, and organic net revenue decreased $5.6 million and $14.0 million, respectively. Gross revenue by product/service was as follows:

	Three months ended			Nine months ended
	October 1,	September 26,		October 1,	September 26,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Aggregates	$61,140	$41,296	$19,844	$148,026	$102,385	$45,641
Ready-mix concrete	32,363	24,690	7,673	74,020	60,056	13,964
Asphalt	31,300	39,352	(8,052)	53,803	74,301	(20,498)
Paving and related services	69,410	66,812	2,598	127,911	136,322	(8,411)
Other	(19,213)	(34,419)	15,206	(18,706)	(60,330)	41,624
Total revenue	$175,000	$137,731	$37,269	$385,054	$312,734	$72,320

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The $8.4 million decrease in service revenue in the nine months ended October 1, 2016 in paving and related services was primarily a result of our exit of grading operations in Kentucky in 2015 and a decrease in the Wichita, Kansas market, which was primarily due to a shift in state work away from asphalt paving.  The East segment’s percent changes in sales volumes and pricing in the three and nine months ended October 1, 2016 from the three and nine months ended September 26, 2015 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	39.0%	6.5%	36.3%	6.1%
Ready-mix concrete	25.3%	4.5%	18.9%	3.7%
Asphalt	(0.7)%	(12.7)%	(14.3)%	(8.0)%

Aggregate volumes in the three and nine months ended October 1, 2016 increased 39.0% and 36.3%, respectively, primarily as a result of the AMC, Boxley, and Oldcastle Assets acquisitions on February 5, 2016, March 18, 2016, and May 20, 2016, respectively. Aggregates pricing increased as a result of an improved market and shift in product mix. Ready-mix concrete volumes improved in Kansas and Missouri and pricing increased across the East region’s markets. The decrease in asphalt volumes was driven by the shift in the Wichita, Kansas market and pricing decreased due to lower input costs. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended October 1, 2016 was approximately $35.8 million and $3.3 million, respectively.

The East segment’s operating income increased $9.6 million and $18.1 million in the three and nine months ended October 1, 2016, respectively, and Adjusted EBITDA increased $14.9 million and $27.6 million, respectively. Operating margin for the three months ended October 1, 2016 improved from 21.2% to 22.6% in the three months ended September 26, 2015 due to a shift in revenue to materials and products from asphalt and services. Operating margin for the nine months ended October 1, 2016 improved from 11.6% to 14.7%, which was attributable to the following:

Operating margin — 2015	11.6%
Gross margin(1)	3.5%
Other	(0.9)%
Operating margin — 2016	14.7%

(1)

The operating margin improvement in the East segment was partially due to a shift in product mix and price improvements in aggregates and ready-mix concrete. As shown in the table above, gross revenue from aggregates was 38.4% of the East segment’s total gross revenue in the nine months ended October 1, 2016, compared to 32.7% in the nine months ended September 26, 2015. Gross revenue from paving and related services, which generally has lower operating margins than materials and products, was 33.2% of total gross revenue in the nine months ended October 1, 2016, compared to 43.6% in the nine months ended September 26, 2015.

Cement Segment

	Three months ended				Nine months ended
	October 1,	September 26,			October 1,	September 26,
($ in thousands)	2016	2015	Variance		2016	2015	Variance
Net Revenue	$89,563	$72,432	$17,131	23.7%	$203,168	$120,617	$82,551	68.4%
Operating income	32,622	21,515	11,107	51.6%	56,622	25,365	31,257	123.2%
Operating margin	36.4%	29.7%			27.9%	21.0%
Adjusted EBITDA	$40,264	$31,554	$8,710	27.6%	$78,828	$43,897	$34,931	79.6%

Net revenue in the Cement segment increased $17.1 million and $82.6 million in the three and nine months ended October 1, 2016, respectively, primarily as a result of the acquisition of the Davenport Assets in July 2015. Gross revenue by product was as follows:

	Three months ended			Nine months ended
	October 1,	September 26,		October 1,	September 26,
(in thousands)	2016	2015	Variance	2016	2015	Variance
Revenue by product*:
Cement	$82,746	$67,673	$15,073	$183,968	$109,669	$74,299
Other	6,817	4,759	2,058	19,200	10,948	8,252
Total revenue	$89,563	$72,432	$17,131	$203,168	$120,617	$82,551

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended October 1, 2016 from the nine months ended September 26, 2015 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	14.3%	7.0%	55.5%	7.9%

For the three and nine months ended October 1, 2016, cement volumes and pricing increased primarily as a result of the acquisition of the Davenport Assets. With the acquisition of the Davenport Assets, we expanded our markets from Minnesota to Louisiana, which included higher-priced markets than St. Louis and Hannibal, Missouri. The net effect of volume and pricing changes on gross revenue in the nine months ended October 1, 2016 was approximately $65.1 million and $9.2 million, respectively.

The Cement segment’s operating income increased $11.1 million and $31.3 million in the three and nine months ended October 1, 2016, respectively, and Adjusted EBITDA improved $8.7 million and $34.9 million, respectively. Operating margin for the three and nine months ended October 1, 2016 increased from 29.7% to 36.4% and from 21.0% to 27.9%, respectively, primarily attributable to pricing improvements and operational efficiencies. The operational efficiencies have been driven by a reduction in unscheduled downtime and improved cost management and production processes.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of October 1, 2016, we had $31.6 million in cash and cash equivalents and $223.8 million of working capital compared to $186.4 million and $258.0 million, respectively, at January 2, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of October 1, 2016 or January 2, 2016. Our remaining borrowing capacity on our senior secured revolving credit facility was $209.4 million as of October 1, 2016, which is net of $25.6 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

Given the seasonality of our business, we typically experience significant fluctuations in working capital needs and balances throughout the year. Our working capital requirements generally increase during the first half of the year as we build up inventory and focus on repair and maintenance and other set-up costs for the upcoming season. Working capital levels then decrease as the construction season winds down and we enter the winter months, which is when we see significant inflows of cash from the collection of receivables. For example, net cash used in operating activities in the nine months ended September 26, 2015 was $18.2 million, compared to full year 2015 net cash provided by operating activities of $98.2 million. Net cash provided by operating activities in the nine months ended October 1, 2016 was $84.5 million.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of October 1, 2016, we were in compliance with all debt covenants.

At October 1, 2016 and January 2, 2016, $1.5 billion and $1.3 billion, respectively, of total debt, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 8.500% senior notes due April 15, 2022. The 2022 notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016. The net proceeds of the 2022 Notes were used to fund the Boxley acquisition, replenish cash used for the AMC acquisition and pay expenses incurred therewith.

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

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the nine months ended October 1, 2016 and September 26, 2015:

	Summit Inc.		Summit LLC
	October 1,	September 26,	October 1,	September 26,
(in thousands)	2016	2015	2016	2015
Net cash provided by (used for):
Operating activities	$84,523	$(18,230)	$84,523	$(18,230)
Investing activities	(435,686)	(565,645)	(435,686)	(565,645)
Financing activities (1)	196,071	590,344	179,627	576,839
Cash paid for capital expenditures	$(121,945)	$(69,672)	$(121,945)	$(69,672)

(1)	Summit LLC’s net cash provided by financing activities was $16.4 million less than Summit Inc.’s reflective of tax distributions paid to Summit Inc.

Operating activities

During the nine months ended October 1, 2016, cash provided by operating activities was $84.5 million primarily as a result of:

•

Net income of $40.1 million, adjusted for $148.3 million of non-cash expenses, including $118.0 million of depreciation, depletion, amortization and accretion and $46.1 million of share-based compensation.

•

Additional investment in inventory of $17.1 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

$115.6 million of accounts receivable (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

The timing of payments associated with accounts payable and accrued expenses added $32.8 million of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $60.7 million of interest payments in the nine months ended October 1, 2016.

During the nine months ended September 26, 2015, cash used in operating activities was $18.2 million primarily as a result of:

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

•

The timing of payments associated with accounts payable and accrued expenses contributed $17.8 million of cash in conjunction with the build-up of inventory levels and incurrence of repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. In addition, we made $76.0 million of interest payments in the nine months ended September 26, 2015.

•	$79.7 million of increased accounts receivable (billed and unbilled) as a result of the seasonality of our business.

Investing activities

During the nine months ended October 1, 2016, cash used for investing activities was $435.7 million, of which $331.5 million related to the eight 2016 acquisitions completed in the period and $121.9 million was invested in capital expenditures, which was partially offset by $16.2 million of proceeds from asset sales.

During the nine months ended September 26, 2015, cash used for investing activities was $565.6 million, of which $505.5 million related to the 2015 acquisitions of the Davenport Assets, Lewis & Lewis and Legrand and $69.7 million was invested in capital expenditures, which was partially offset by $8.9 million of proceeds from asset sales.

Financing activities

During the nine months ended October 1, 2016, cash provided by financing activities was $196.1 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees. We made $28.9 million of payments on acquisition related liabilities, and $5.7 million in debt issuance costs.

During the nine months ended September 26, 2015, cash provided by financing activities was $590.3 million, which was primarily composed of $1,037.4 million of proceeds from Summit Inc.’s IPO and follow-on offering. Summit Inc. utilized $35.0 million of the proceeds from the equity offerings to purchase the noncontrolling interest of Continental Cement and to purchase an aggregate 18,675,000 LP Units from certain of our pre-IPO owners. The remaining proceeds were contributed to Summit LLC to redeem $288.2 million aggregate principal amount of the outstanding 2020 Notes at a redemption price equal to par plus an applicable premium of $38.2 million and $5.2 million of accrued and unpaid interest. We also made $15.0 million of payments on acquisition related liabilities, paid $26.4 million of distributions to pre-IPO owners and paid $10.9 million in debt issuance costs.

Cash paid for capital expenditures

We expended approximately $121.9 million in capital expenditures in the nine months ended October 1, 2016 compared to $69.7 million in the nine months ended September 26, 2015. The 2016 capital expenditures were primarily composed of plant upgrades and rolling stock.

We estimate that we will invest between $150.0 million and $170.0 million in capital expenditures in 2016, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In 2016, we expect to invest in Texas, including approximately $14.0 million on a new aggregate plant near Houston, $7.3 million on an aggregate plant upgrade near Austin and the completion of a new asphalt plant in San Antonio. We also plan to invest approximately $7.5 million on upgrades to our aggregate plants in Kentucky and South Carolina.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through October 1, 2016, we have funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, we recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of October 1, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

Off-Balance sheet arrangements

As of October 1, 2016, we had no material off-balance sheet arrangements.

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

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of October 1, 2016. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of October 1, 2016. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

None.

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

4.1*

Third Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.2*

Seventh Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: November 3, 2016	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)