Form 10-K
period 2016-12-31
Summit Materials, Inc.; Summit Materials, LLC
filed 2017-02-28
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:

001-36873 (Summit Materials, Inc.)

333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

(Exact name of registrants as specified in their charters)

Delaware (Summit Materials, Inc.) Delaware (Summit Materials, LLC)	47-1984212 26-4138486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1550 Wynkoop Street, 3rd Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (303) 893-0012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Summit Materials, Inc.	Yes ☒	No ◻
Summit Materials, LLC	Yes ◻	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Summit Materials, Inc.	Yes ◻	No ☒
Summit Materials, LLC	Yes ◻	No ☒

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

Summit Materials, Inc.

Large accelerated filer	☒		Accelerated filer	◻
Non-accelerated filer	◻	(Do not check if smaller reporting company)	Smaller reporting company	◻

Summit Materials, LLC

Large accelerated filer	◻		Accelerated filer	◻
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.	Yes ◻	No ☒
Summit Materials, LLC	Yes ◻	No ☒

The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of July 2, 2016 was approximately $1.3 billion.

As of February 20, 2017, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 106,063,222 and 100, respectively.

As of February 20, 2017, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s fiscal year.

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

Unless stated otherwise or the context requires otherwise, references to “Summit Inc.” mean Summit Materials, Inc., a Delaware corporation, and references to “Summit LLC” mean Summit Materials, LLC, a Delaware limited liability company. The references to Summit Inc. and Summit LLC are used in cases where it is important to distinguish between them. We use the terms “we,” “our,” “Summit Materials” or “the Company” to refer to Summit Inc. and Summit LLC together with their respective subsidiaries, unless otherwise noted or the context otherwise requires.

Summit Inc. was formed on September 23, 2014 to be a holding company. As of December 31, 2016, its sole material asset was a 94.9% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2% senior notes due 2022 (“2022 Notes”) and our 6 1/8% senior notes due 2023 (“2023 Notes” and collectively with the 2022 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the year ended December 31, 2016 is that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with its initial public offering (“IPO”).

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“Finance Corp.” refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;

•	the “Issuers” refers to Summit LLC and Finance Corp. as co‑issuers of the Senior Notes;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•	“Cornejo” refers collectively to Cornejo & Sons, L.L.C., C&S Group, Inc., Concrete Materials Company of Kansas, LLC and Cornejo Materials, Inc.;

•

“Harper Contracting” refers collectively to substantially all the assets of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc.;

•	“Altaview Concrete” refers collectively to Altaview Concrete, LLC, Peak Construction Materials, LLC, Peak Management, L.C. and Wasatch Concrete Pumping, LLC;

•	“RK Hall” refers collectively to R.K. Hall Construction, Ltd., RHMB Capital, L.L.C., Hall Materials, Ltd., B&H Contracting, L.P. and RKH Capital, L.L.C.;

•	“B&B” refers collectively to B&B Resources, Inc., Valley Ready Mix, Inc. and Salt Lake Sand & Gravel, Inc.;

•	“Industrial Asphalt” refers collectively to Industrial Asphalt, LLC, Asphalt Paving Company of Austin, LLC, KBDJ, L.P. and all the assets of Apache Materials Transport, Inc.;

•	“Ramming Paving” refers collectively to J.D. Ramming Paving Co., LLC, RTI Hot Mix, LLC, RTI Equipment Co., LLC and Ramming Transportation Co., LLC;

•

“Lafarge” refers to Lafarge North America Inc. prior to its parent company’s merger with Holcim (US) Inc.’s parent company effective in July 2015. Subsequent to the merger, Lafarge and Holcim (US) Inc. are referred to as LafargeHolcim;

•	“Westroc” refers to Westroc, LLC;

•

“Alleyton” refers collectively to Alleyton Resource Company, LLC, Alcomat, LLC and Alleyton Services Company, LLC, formerly known as Alleyton Resource Corporation, Colorado Gulf, LP and certain assets of Barten Shepard Investments, LP;

•	“Troy Vines” refers to Troy Vines, Incorporated;

•	“Buckhorn Materials” refers collectively to Buckhorn Materials, LLC and Construction Materials Group LLC;

•	“Canyon Redi‑Mix” refers collectively to Canyon Redi‑Mix, Inc. and CRM Mixers LP;

•

“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Southwest Ready Mix” refers to Southwest Ready Mix, LLC;

•

“Colorado County S&G” refers collectively to Colorado County Sand & Gravel Co., L.L.C., which is the surviving entity from the acquisition of Colorado County Sand & Gravel Co., L.L.C, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.;

•	“Concrete Supply” refers collectively to Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Builders Choice Concrete Company of Missouri, L.L.C.;

•	“Lewis & Lewis” refers to Lewis & Lewis, Inc.;

•	“Davenport Assets” refer to a cement plant and quarry in Davenport, Iowa (the “Davenport Plant”) and seven cement distribution terminals along the Mississippi River;

•	“LeGrand Johnson” refers to LeGrand Johnson Construction Co.;

•	“Pelican” refers to Pelican Asphalt Company LLC;

•	“AMC” refers to American Materials Company;

•	“Boxley Materials” refers to Boxley Materials Company;

•	“Sierra Ready Mix” refers to Sierra Ready Mix, LLC;

•	“Oldcastle Assets” refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC‑Kansas, Inc. and APAC‑Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	“Weldon” refers to the Weldon Real Estate, LLC;

•	“Rustin” refers to H.C. Rustin Corporation;

•	“RD Johnson” refers collectively to R.D. Johnson Excavating Company, LLC and Asphalt Sales of Lawrence, LLC;

•	“Angelle Assets” refers to two cement terminal operations located in Port Allen and LaPlace, LA.;

•	“Midland Concrete” refers to Midland Concrete Ltd.;

•	“Everist Materials” refers to Everist Materials, LLC;

•	“Razorback” refers to Razorback Concrete Company;

•	“Blackstone” refers to investment funds associated with or designated by The Blackstone Group L.P. and its affiliates;

•	“Silverhawk” refers to certain investment funds affiliated with Silverhawk Summit, L.P.;

•	“Sponsors” refers to Blackstone and Silverhawk;

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense;

•	“gross profit” refers to operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs; and

•

the “board” and the “directors” refer to the board and the directors of Summit Inc. following its initial public offering (“IPO”) and to the board and the directors of the general partner of Summit Holdings prior to Summit Inc.’s IPO.

Defined terms above that relate to our completed acquisitions are in chronological order. See “Business—Acquisition History” for a table of acquisitions we have completed since August 2009.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of December 31, 2016. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Sponsors, Other Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
94.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
5.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$235.0 million revolving credit facility
$650.0 million term loan facility
Summit Materials, LLC (1)
100%
Guarantor Subsidiaries
100%
100%
$250.0 million 2022 Notes
$650.0 million 2023 Notes
Summit Materials Finance Corp. (4)
Non-Guarantor Subsidiaries

(1)	U.S. Securities and Exchange Commission (“SEC”) registrant.
(2)

As of December 31, 2016, a member of management and his family trust that directly hold Class A Units in Summit Holdings (“LP Units”) held all of the issued and outstanding shares of Class B common stock of Summit Inc. The Class B common stock provides holders of LP Units with a number of votes equal to the number of LP Units held.

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

PART I

Item  1.BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 76% increase in revenue between the year ended December 29, 2012 and the year ended December 31, 2016, as compared to an average increase of approximately 39% in revenue reported by our competitors over the same period. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply along the Mississippi River from Minneapolis to New Orleans. Within our markets, we offer customers a single‑source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready‑mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our first acquisition more than seven years ago, we have rapidly become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our revenue in 2016 was $1.6 billion with net income of $46.1 million. Our proven and probable aggregates reserves were 2.7 billion tons as of December 31, 2016. In the year ended December 31, 2016 we sold 36.1 million tons of aggregates, 2.4 million tons of cement, 3.8 million cubic yards of ready-mix concrete and 4.4 million tons of asphalt paving mix across our more than 300 sites and plants.

Our rapid growth achieved over the last seven years has been due in large part to our acquisitions, which we funded through equity issuances, and debt financings and cash from operations. Over the past decade, we witnessed a cyclical decline followed by a slow recovery in the private construction market and nominal growth in public infrastructure spending. However, the U.S. private construction market has grown in recent years both nationally and in our markets. We believe we are well positioned to capitalize on this recovery to grow our business and reduce our leverage over time. As of December 31, 2016, our total indebtedness was approximately $1.5 billion, without giving effect to original issue discount.

We anticipate continued growth in our primary end markets, public infrastructure and the private construction market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 10% from 2017 to 2021. With the nation’s infrastructure aging, there is increasing momentum to grow federal infrastructure spending among certain legislators and the U.S. President. The Trump administration’s infrastructure stimulus plan is estimated to be close to $1 trillion.  We do not believe that any growth in infrastructure spending will be consistent across the United States, but will instead be concentrated in certain regions. The public infrastructure market represented 37% of our revenue in 2016.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 29% from 2017 to 2021. In addition, the PCA projects that spending in private nonresidential construction will grow 13% over the same period. We do not believe that any growth in private construction spending will be consistent across the United States, but will instead be concentrated in certain regions. The private construction market represented 63% of our revenue in 2016.

In addition to the anticipated growth in our end markets, we expect higher pricing in our core product categories. The PCA estimates that cement consumption will increase approximately 19% from 2017 to 2021, reflecting rising demand in the major end markets. We believe that the increased demand will drive higher cement pricing as production capacity in the United States tightens. The PCA projects consumption will exceed domestic cement capacity by 2019.

Historically, we have supplemented organic growth with acquisitions by strategically targeting attractive, new markets or expanding in existing markets. We consider population trends, employment rates, competitive landscape, private construction outlook, public funding and various other factors prior to entering a new market. In addition to analyzing macroeconomic data, we seek to establish, and believe that we have, a top three position in our local markets, which we believe supports improving profit margins and sustainable organic growth. This positioning provides local economies of scale and synergies, which benefit our pricing, costs and profitability.

Our acquisition strategy, to date, has helped us to achieve scale and rapid growth, and we believe that significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. From this group, our senior management team maintains contact with over 300 private companies. These long‑standing relationships, cultivated over decades, have been the primary source for our past acquisitions and, we believe, will be a key driver of our future growth. We believe the value proposition we offer to potential sellers has made us a buyer of choice and has enabled us to largely avoid competitive auctions and instead negotiate directly with sellers at attractive valuations.

Our Business Segments

We operate in 21 U.S. states and in British Columbia, Canada and have assets in 20 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West; East; and Cement. The platform businesses in the West and East segments have their own management teams that report to a segment president. The segment presidents, including the cement division president, are responsible for overseeing the operating platforms, developing growth opportunities, implementing best practices and integrating acquired businesses. Acquisitions are an important element of our strategy, as we seek to enhance value through increased scale and cost savings within local markets.

•

West Segment:  Our West segment includes operations in Texas, the Mountain states of Utah, Colorado, Idaho, Wyoming and Nevada and in British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of December 31, 2016, the West segment controlled approximately 0.8 billion tons of proven and probable aggregates reserves and $459.8 million of net property, plant and equipment and inventories (“hard assets”). During the year ended December 31, 2016, approximately 50% of our revenue and 41% of our Adjusted EBITDA, excluding corporate charges, were generated in the West segment.

•

East Segment:  Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Kentucky, North Carolina, South Carolina and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of December 31, 2016, the East segment controlled approximately 1.4 billion tons of proven and probable aggregates reserves and $522.5 million of hard assets. During the year ended December 31, 2016, approximately 33% of our revenue and 31% of our Adjusted EBITDA, excluding corporate charges, were generated in the East segment.

•

Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and 10 distribution terminals along the Mississippi River from Minnesota to Louisiana. These highly efficient plants are complemented by an integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel from the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of only 12 facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of December 31, 2016, the Cement segment controlled approximately 0.5 billion tons of proven and probable aggregates reserves, which serve its cement business, and $614.7 million of hard assets. During the year ended December 31, 2016, approximately 17% of our revenue and approximately 28% of our Adjusted EBITDA, excluding corporate charges, were generated in the Cement segment.

Additional information concerning our total revenue , profit, assets employed and certain additional information attributable to each segment is included in “Note 21: Segment Information” of the “Notes to the Financial Statements” of our 2016 consolidated financial statements, which are included under Item 8 of this Form 10-K.

Acquisition History

The following table lists acquisitions we have completed since August 2009:

Company	Date of Acquisition	Segment
Hamm, Inc.	August 25, 2009	East
Hinkle Contracting Company, LLC	February 1, 2010	East
Cornejo	April 16, 2010	East
Elmo Greer & Sons, LLC	April 20, 2010	East
Continental Cement	May 27, 2010	Cement
Harshman Construction L.L.C. and Harshman Farms, Inc.	June 15, 2010	East
South Central Kentucky Limestone, LLC	July 23, 2010	East
Harper Contracting	August 2, 2010	West
Kilgore Pavement Maintenance, LLC and Kilgore Properties, LLC	August 2, 2010	West
Con-Agg of MO, L.L.C.	September 15, 2010	East
Altaview Concrete	September 15, 2010	West
EnerCrest Products, Inc.	September 28, 2010	West
RK Hall	November 30, 2010	West
Triple C Concrete, Inc.	January 14, 2011	West
Elam Construction, Inc.	March 31, 2011	West
Bourbon Limestone Company	May 27, 2011	East
Fischer Quarries, L.L.C.	May 27, 2011	East
B&B	June 8, 2011	West
Grand Junction Concrete Pipe, Inc.	June 10, 2011	West
Industrial Asphalt	August 2, 2011	West
Ramming Paving	October 28, 2011	West
Norris Quarries, LLC	February 29, 2012	East
Kay & Kay Contracting, LLC	October 5, 2012	East
Sandco Inc.	November 30, 2012	West
Lafarge-Wichita	April 1, 2013	East
Westroc	April 1, 2013	West
Alleyton	January 17, 2014	West
Troy Vines	March 31, 2014	West
Buckhorn Materials	June 9, 2014	East
Canyon Redi-Mix	July 29, 2014	West
Mainland	September 4, 2014	West
Southwest Ready Mix	September 19, 2014	West
Colorado County S&G	September 30, 2014	West
Concrete Supply	October 3, 2014	East
Lewis & Lewis	June 1, 2015	West
Davenport Assets	July 17, 2015	Cement
LeGrand Johnson	August 21, 2015	West
Pelican	December 11, 2015	West
AMC	February 5, 2016	East
Boxley Materials	March 18, 2016	East
Sierra Ready Mix	April 29, 2016	West
Oldcastle Assets	May 20, 2016	East
Weldon	August 8, 2016	East
Rustin	August 19, 2016	West
RD Johnson	August 26, 2016	East
Angelle Assets	August 30, 2016	Cement
Midland Concrete	October 3, 2016	West
Everist Materials	January 30, 2017	West
Razorback	February 24, 2017	East

Our End Markets

Public Infrastructure.    Public infrastructure construction includes spending by federal, state and local governments for highways, bridges, airports, schools, public buildings and other public infrastructure projects. Public infrastructure spending has historically been more stable than private sector construction. We believe that public infrastructure spending is less sensitive to interest rate changes and economic cycles and often is supported by multi-year federal and state legislation and programs. A significant portion of our revenue is derived from public infrastructure projects. As a result, the supply of federal and state funding for public infrastructure highway construction significantly affects our public infrastructure end-use business.

In the past, public infrastructure sector funding was underpinned by a series of six‑year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The Fixing America’s Surface Transportation (“FAST”) Act was signed into law on December 4, 2015 and authorizes $305 billion of funding between 2016 and 2020. It extends five years and provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network.

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, employment prospects have improved and demand is growing, although the rate of growth is inconsistent across the United States.

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

Our Competitive Strengths

Leading market positions.  We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating histories, averaging over 35 years. We believe we are a top 10 supplier of aggregates, a top 15 producer of cement and a major producer of ready‑mix concrete and asphalt paving mix in the United States by volume. We focus on acquiring companies that have leading local market positions in aggregates, which we seek to enhance by building scale with other local aggregates and downstream products and services. The construction materials industry is highly local in nature due to transportation costs from the high weight‑to‑value ratio of the products. Given this dynamic, we believe achieving local market scale provides a competitive advantage that drives growth and profitability for our business. We believe that our ability to prudently acquire, improve and rapidly integrate multiple businesses has enabled, and will continue to enable, us to become market leaders.

Operations positioned to benefit from attractive industry fundamentals.  We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time‑consuming and complex regulatory and permitting process. According to the September 2016 U.S. Geological Survey, aggregates pricing in the United States had increased in 64 of the previous 75 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

One significant factor that allows for pricing growth in periods of volume declines is that aggregates and asphalt paving mix have significant exposure to public road construction, which has demonstrated growth over the past 30 years, even during times of broader economic weakness. The majority of public road construction spending is funded at the state level through the states’ respective departments of transportation. The four key states in which we operate (Texas, Kansas, Utah, and Missouri) have funds with certain constitutional protections for revenue sources dedicated for transportation projects. These dedicated, earmarked funding sources limit the negative effect current state deficits may have on public spending. As a result, we believe our business’ profitability is significantly more stable than most other building product subsectors.

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. Approximately 75% of the aggregates used in our products and services are internally supplied. Our vertically‑integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of production, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by allowing a greater range of target companies.

Attractive diversity, scale and product portfolio.  We operate across 21 U.S. states and British Columbia, Canada in 40 metropolitan statistical areas. Between the year ended December 29, 2012 and the year ended December 31, 2016, we grew our revenue by 76% and brought substantial additional scale and geographic diversity to our operations. A combination of increased scale and vertical integration enabled us to improve profitability with Adjusted EBITDA margins increasing 730 basis points from the year ended December 27, 2014 to the year ended December 31, 2016. In the year ended December 31, 2016, 11% of gross margin, which we define as gross profit as a percentage of net revenue, was derived from aggregates, 8% from the Cement segment, 13% from products and the remaining 5% from services. We have approximately 2.7 billion tons of proven and probable aggregates reserves serving our aggregates and cement business. We estimate that the useful life of our proven and probable reserves serving our aggregates and cement businesses are approximately 80 years and 270 years, respectively, based on the average production rates in 2016 and 2015.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River. Through our terminal network, we can accept imported cement, which positions us well in the event that domestic consumption exceeds capacity. According to PCA forecasts, consumption of cement in the United States is expected to exceed production capacity by 2019. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2016, approximately 70% of cement distributed to our markets, was shipped by barge, which is generally more cost-effective than truck transport.

Proven ability to incorporate new acquisitions and grow businesses.  We have acquired 49 businesses, successfully integrating the businesses into three segments through the implementation of operational improvements, industry‑proven information technology systems, a comprehensive safety program and best in class management programs. A typical acquisition generally involves retaining the local management team of the acquired business, maintaining operational decisions at the local level and providing strategic insights and leadership directed by Tom Hill, our President and Chief Executive Officer, a 35‑year industry veteran. These acquisitions have helped us achieve significant revenue growth, from $0.4 billion in 2010 to $1.6 billion in 2016.

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

Our Business Strategy

Leverage vertically‑integrated and strategically located operations for growth.  We believe that our vertical integration of construction materials, products and services is a significant competitive advantage that we will leverage to grow share in our existing markets and enter into new markets. A significant portion of materials used to produce our products and provide services to our customers is internally supplied, which enables us to operate as a single source provider of materials, products and paving and related services. This creates cost, convenience and reliability advantages for our customers and enables us to capture additional value throughout the supply chain, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses.

Enhance margins and free cash flow generation through implementation of operational improvements.  Our management team includes individuals with decades of experience in our industry and proven success in integrating acquired businesses and organically growing operations. This experience represents a significant source of value to us that has driven Adjusted EBITDA margins up 730 basis points from the year ended December 27, 2014 to the year ended December 31, 2016. This margin improvement was accomplished through proven profit optimization plans, leveraging information technology and financial systems to control costs, managing working capital, achieving scale‑driven purchasing synergies and fixed overhead control and reduction. Our segment presidents, supported by our central operations, risk management, information technology and finance teams, drive the implementation of detailed and thorough profit optimization plans for each acquisition post close, which typically includes, among other things, implementation of a systematic pricing strategy and an equipment utilization analysis that assesses repair and maintenance spending, the health of each piece of equipment and a utilization review to ensure we are maximizing productivity and selling any pieces of equipment that are not needed in the business.

Expand local positions in the most attractive markets through targeted capital investments and bolt‑on acquisitions.  We plan to expand our business through organic growth and bolt‑on acquisitions in each of our local markets. Our acquisition strategy involves acquiring platforms that serve as the foundation for continued incremental and complementary growth via locally situated bolt‑on acquisitions to these platforms. We believe that increased local market scale will drive profitable growth. Our existing platform of operations is expected to enable us to grow significantly as we expand in our existing markets. In pursuing our growth strategy, we believe that our balance sheet and liquidity position will enable us to acquire most of the bolt‑on acquisitions and platforms that we seek to purchase, but we may also pursue larger acquisition transactions that may require us to raise additional equity capital and or debt. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions.

Drive profitable growth through strategic acquisitions.  Our growth to a top‑10 U.S. construction materials company has been a result of the successful execution of our acquisition strategy and implementation of best practices to drive organic growth. Based on aggregates sales, in volumes, we believe that we are currently a top‑10 player, which we achieved within five years of our first acquisition. We believe that the relative fragmentation of our industry creates an environment in which we can continue to acquire companies at attractive valuations and increase scale and diversity over time through strategic acquisitions in markets adjacent to our existing markets within the states where we currently operate, as well as into additional states as market and competitive conditions support further growth.

Capitalize on recovery in the U.S. economy and construction markets.  Given the nation’s aging infrastructure and considering longstanding historical spending trends, we expect U.S. infrastructure investment to grow over time. We believe we are well positioned to capitalize on any such increase in investment.  The residential and nonresidential markets are showing positive growth signs in varying degrees across our markets. The PCA forecasts total housing starts to accelerate to 1.63 million in the United States by 2021. The American Institute of Architects’ Consensus Construction Forecast projects nonresidential construction to grow 5.6% in 2017. We believe that we have sufficient exposure to the public infrastructure, residential and nonresidential end markets to benefit from a potential recovery in all of our markets.

Our Industry

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready‑mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately‑held companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products and our ability to control operating costs.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increasing momentum to grow federal infrastructure spending among certain legislators and the U.S. President.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue (Texas, Kansas, Utah, and Missouri, which represented approximately 25%, 14%, 12%, and 12%, respectively, of our total revenue in 2016) each have funds whose revenue sources have certain constitutional protections and may only be spent on transportation projects

•	Texas’ Unified Transportation Program plans for $70 billon to fund transportation projects from 2017 – 2026.

o

On November 3, 2015, voters in Texas passed an additional proposition that dedicates up to $2.5 billion of the state’s sales and use tax revenue to the state’s highway fund beginning in 2018, and 35% of any excess revenue over $5 billion generated from the motor vehicles sales tax beginning in 2020.

o

On November 4, 2014, voters in Texas passed a proposition that is estimated to provide up to $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right‑of‑way for public roads.

•	Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010.

•	Utah’s transportation investment fund has $2.3 billion programmed for 2017 – 2022.

•	Missouri’s Statewide Transportation Improved Program for 2017 – 2021 states $4.0 billion available for awards for highway and bridge construction.

Our Industry and Operations

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

We have operations in 21 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 31, 2016, approximately 75% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate municipal waste and construction and demolition debris landfills in our East segment and have liquid asphalt terminal operations in our West and East segments.

Approximately 76% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 31, 2016. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

Aggregates

We mine limestone, gravel, and other natural resources from 99 crushed stone quarries and 70 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of December 31, 2016, we had approximately 2.7 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 2.7 billion tons of proven and probable aggregates reserves, 1.6 billion, or 58%, are located on owned land and 1.1 billion are located on leased land.

Aggregates are key material components used in the production of cement, ready‑mix concrete and asphalt paving mixes for the public infrastructure, residential and nonresidential end markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries. Once extracted, processed and/or crushed and graded on-site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime, they are supplied directly to their end use or incorporated for further processing into construction materials and products, such as cement, ready‑mix concrete and asphalt paving mix. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used primarily in ready‑mix concrete, asphalt paving mix, and the construction of road base for highways.

According to the August 2016 U.S. Geological Survey, approximately 1.5 billion tons of crushed stone with a value of approximately $14.1 billion was produced in the United States in 2015, which was an increase from the 1.4 billion tons produced in 2014. Sand and gravel production was approximately 1.0 billion tons in 2015 and 2014, valued at approximately $8.0 billion in 2015. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 35% of the national market in 2015. In January 2016, the U.S. Geological Survey reported that a total of

1,430 companies operating 3,700 quarries and 82 underground mines produced or sold crushed stone in 2015 in the United States.

We believe that the long‑term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects demand for transportation infrastructure and nonresidential construction, including stores, shopping centers and restaurants. In recent years, the slow growth rates in the United States has led to a decrease in overall public infrastructure and private construction activity. While short‑term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high.

Transportation costs are a major variable in determining aggregate pricing and marketing radius. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. However, more recently, rising land values combined with local environmental concerns have been forcing production sites to move further away from the end‑use locations.

Each quarry location is unique with regards to demand for each product, proximity to competition and distribution network. Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 75% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

A significant portion of annual demand for aggregates is derived from large public infrastructure and highway construction projects. According to the Montana Contractors’ Association, approximately 38,000 tons of aggregate are required to construct a one mile stretch of a typical four‑lane interstate highway. Highways located in markets with significant seasonal temperature variances are particularly vulnerable to freeze‑thaw conditions that exert excessive stress on pavement and lead to more rapid surface degradation. Surface maintenance repairs, as well as general highway construction, occur in the warmer months, resulting in a majority of aggregates production and sales in the period from April through November in most states.

The U.S. aggregate industry is highly fragmented with numerous participants operating in localized markets. The January 2016 U.S. Geological Survey reported that a total of 1,430 companies operating 3,700 quarries and 82 underground mines produced or sold crushed stone in 2015 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

The primary national players are large vertically‑integrated companies, including Vulcan Materials Company, Martin Marietta Materials, Inc. (“Martin Marietta”), CRH plc, Heidelberg Cement plc (“Heidelberg”), LafargeHolcim and Cemex, S.A.B. de C.V. (“Cemex”), that have a combined estimated market share of approximately 40%. Our major competitors by segment include the following:

•	West—CRH plc, Heidelberg, Martin Marietta, CEMEX, LafargeHolcim and various local suppliers.

•	East—Martin Marietta, CRH plc, LafargeHolcim, Heidelberg, Vulcan Materials Company and various local suppliers.

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

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of public infrastructure, residential and nonresidential projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready‑mix concrete or mortar and is an important component of other essential construction materials. Cement is sold either in bulk or as branded products in bags, depending on its final user. Few construction projects can take place without utilizing cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready‑mix concrete operators. The remaining shipments are directed to manufacturers of concrete related products such as block and precast. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long‑term sales contracts. Nearly two‑thirds of U.S. consumption occurs between May and November, coinciding with end‑market construction activity.

The principal raw materials in cement are a blend of approximately 80% limestone and approximately 5% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to approximately 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces about the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 107 production facilities located across 36 states and is a capital‑intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include LafargeHolcim and Buzzi Unicem. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. We estimate the cost of purchasing or building a new plant in the United States to be approximately $400 per ton, not including costs for property or securing raw materials and the required distribution network. Assuming construction costs of $400 per ton, a 1.0 million ton facility would cost approximately $400.0 million to construct. Establishing a distribution network would add significant cost to a cement plant investment.

As reported by the PCA in the 2016 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 140.9 million tons in 2005 to approximately 101.5 million tons in 2015 consistent with a decline in U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, South Korea and Sweden. The PCA reports that cement imports have declined since their peak of approximately 39.6 million tons in 2006 to approximately 12.4 million tons in 2015. In addition to the reduction in imports, according to the PCA, U.S. excess capacity increased from 5% in 2006 to approximately 23% in 2015. However, the PCA estimates that demand will exceed supply by 2019.

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, 100 miles north of St. Louis, and Davenport, Iowa and our 10 terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal Plant is one of only 12 with hazardous waste fuel facilities permitted and operating out of 107 total cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located strategically on the Mississippi River, we are able to distribute cement from both of our plants by truck, rail and barge directly to customers or to our ten storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are strategically located on the Mississippi River and, consequently, in 2016, approximately 70% of cement distributed to our markets, was shipped by barge, which is significantly more cost‑effective than truck transport.

On December 20, 2012, the EPA signed the Portland Cement – Maximum Achievable Control Technology (“PC‑MACT”), with which compliance was required in September 2015, notwithstanding certain extensions granted to individual cement plants to September 2016. Our Hannibal and Davenport cement plants utilize alternative fuels, hazardous and non‑hazardous at Hannibal and non‑hazardous at Davenport, as well as coal, natural gas and petroleum coke and, as a result, are subject to the Hazardous Waste Combustor of the National Emission Standards for Hazardous Air Pollutants (“HWC‑MACT”) and Commercial/Industrial Solid Waste Incinerators (“CISWI”) standards, respectively, rather than PC‑MACT standards. The costs to maintain compliance with the existing HWC‑MACT and CISWI standards are not expected to be material.

Ready‑mix Concrete

Ready‑mix concrete is one of the most versatile and widely used materials in construction today. Its flexible recipe characteristics allow for an end product that can assume almost any color, shape, texture and strength to meet the many requirements of end users that range from bridges, foundations, skyscrapers, pavements, dams, houses, parking garages, water treatment facilities, airports, tunnels, power plants, hospitals and schools. The versatility of ready‑mix concrete gives engineers significant flexibility when designing these projects.

Cement, coarse aggregate, fine aggregate, water and admixtures are the primary ingredients in ready‑mix concrete. The cement and water are combined and a chemical reaction process called hydration occurs whereby a paste is produced. This paste or binder represents between 15 to 20% of the volume of the mix that coats each particle of aggregate and serves as the agent that binds the aggregates together, according to the National Ready Mixed Concrete Association (“NRMCA”). The aggregates represent approximately 60 to 75% of the mix by volume, with a small portion of volume (5 to 8%) consisting of entrapped air that is generated by using air entraining admixtures. Once fully hydrated, the workable concrete will then harden and take on the shape of the form in which it was placed.

The quality of a concrete mix is generally determined by the weight ratio of water to cement. Higher quality concrete is produced by lowering the water‑cement ratio as much as possible without sacrificing the workability of the fresh concrete. Specialty admixtures such as high range water reducers can aid in achieving this condition without sacrificing quality. Competition among ready‑mix concrete suppliers is generally based on product characteristics, delivery times, customer service and price. Product characteristics such as tensile strength, resistance to pressure, durability, set times, ease of placing, aesthetics, workability under various weather and construction conditions as well as environmental effect are the main criteria that our customers consider for selecting their product. Our quality assurance program produces results in excess of design strengths while optimizing material costs. Additionally, we believe our strategic network of locations and superior customer service gives us a competitive advantage relative to other producers. Our ready‑mix concrete operations compete with CEMEX in Texas and Nevada and CRH plc in Utah and Colorado and various other privately owned competitors in other parts of the West and East segments.

Other materials commonly used in the production of ready‑mix concrete include fly‑ash, a waste by‑product from coal burning power plants, silica fume, a waste by‑product generated from the manufacture of silicon and ferro‑silicon metals, and ground granulated blast furnace slag, a by‑product of the iron and steel manufacturing process. All of these products have cementitious properties that enhance the strength, durability and permeability of the concrete. These materials are available directly from the producer or via specialist distributors who intermediate between the ready‑mix concrete producers and the users.

Given the high weight‑to‑value ratio, delivery of ready‑mix concrete is typically limited to a one‑hour haul from a production plant and is further limited by a 90 minute window in which newly‑mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready‑mix concrete market is highly localized, with an estimated 5,500 ready‑mix concrete plants in the United States according to the NRMCA. According to the NRMCA, 336.0 million cubic yards of ready‑mix concrete were produced in 2015, which is a 3% increase from the 324.8 million cubic yards produced in 2014 but a 27% decrease from the industry peak of 458.3 million cubic yards in 2005.

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas, Missouri and Virginia markets and surrounding areas. We operated 57 ready-mix concrete plants and 510 concrete delivery trucks in the West segment and 26 ready-mix concrete plants and 241 concrete delivery trucks in the East segment as of December 31, 2016. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self‑compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

Asphalt Paving Mix

Asphalt paving mix is the most common roadway material used today. It is a versatile and essential building material that has been used to surface 94% of the more than 2.7 million miles of paved roadways in the United States, according to the National Asphalt Pavement Association (“NAPA”).

Typically, asphalt paving mix is placed in three distinct layers to create a flexible pavement structure. These layers consist of a base course, an intermediate or binder course, and a surface or wearing course. These layers vary in thicknesses of three to six inches for base mix, two to four inches for intermediate mix and one to two inches for surface mix.

Asphalt paving mix is produced by first heating carefully measured amounts of aggregates at high temperatures to remove the moisture from the materials in an asphalt paving mix plant. As the aggregates are heated, liquid asphalt is then introduced to coat the aggregates. Depending on the specifications of a particular mix, recycled asphalt may be added to the mix, which lowers the production costs. The aggregates used for production of these products are generally supplied from our quarries or sand and gravel plants. The ingredients are metered, mixed and brought up to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement. According to NAPA, the components of asphalt paving mix by weight are approximately 95% aggregates and 5% asphalt cement, a petroleum based product that serves as the binder.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 74.2 million tons of used asphalt is recycled annually by the industry according to a November 2015 NAPA survey. As of December 31, 2016, we operated 22 and 24 asphalt paving mix plants in the West and East segments, respectively. Approximately 94% of our plants can utilize recycled asphalt pavement.

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

Approximately 76% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

According to NAPA, there were approximately 3,500 asphalt paving mix plants in the United States in 2015 and an estimated 364.9 million tons of asphalt paving mix was produced in 2015 compared to 352.0 million tons produced in 2014. Our asphalt paving mix operations compete with CRH plc and other local suppliers. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis‑à‑vis our competitors.

Asphalt paving mix is generally applied at high temperatures. Prolonged exposure to air causes the mix to lose temperature and harden. Therefore, delivery is typically within close proximity to the asphalt paving mix plant. Local market demand, proximity to competition, transportation costs and supply of aggregates and liquid asphalt vary widely from market to market. Most of our asphalt operations use a combination of company‑owned and hired haulers to deliver materials to job sites.

As part of our vertical integration strategy, we provide asphalt paving and related services to both the private and public infrastructure sectors as either a prime or sub‑contractor. These services complement our construction materials and products businesses by providing a reliable downstream outlet, in addition to our external distribution channels.

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

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2016 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather‑related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions.

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

Subject to applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers. Historically, we have not been materially adversely affected by contract cancellations or modifications. As a vertically‑integrated business, approximately 25% of aggregates sold were used internally in our ready‑mix concrete and asphalt paving mixes and approximately 76% of the asphalt paving mix was laid by our paving crews during the year ended December 31, 2016. Our backlog as of December 31, 2016, was 10.4 million tons of aggregates, 0.7 million cubic yards of ready‑mix concrete, 2.1 million tons of asphalt and $328.2 million of construction services, which includes the value of the aggregate and asphalt tons and ready‑mix concrete cubic yards that are expected to be sourced internally.

Intellectual Property

We do not own or have a license or other rights under any patents that are material to our business.

Corporate Information

Summit Materials, Inc. and Summit Materials, LLC were formed under the laws of the State of Delaware on September 23, 2014 and September 24, 2008, respectively. Our principal executive office is located at 1550 Wynkoop Street, 3rd Floor, Denver, Colorado 80202. Through its predecessor, Summit Inc. commenced operations in 2009 when Summit Holdings was formed. Our telephone number is (303) 893-0012.

Employees

As of December 31, 2016 we had approximately 5,000 employees, of whom approximately 76% were hourly workers and the remainder were salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Approximately 6% of our employees are union members, with whom we believe we enjoy a satisfactory working relationship.

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

Environmental and Government Regulation

We are subject to federal, state, provincial and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management including the management of hazardous waste used as a fuel substitute in our cement plants, including hazardous waste in our Hannibal, Missouri cement plant, remediation of contaminated sites, mine reclamation, operation and closure of landfills and dust control and zoning, land use and permitting. Our failure to comply with such laws and regulations can result in sanctions such as fines or the cessation of part or all of our operations. From time to time, we may also be required to conduct investigation or remediation activities. There also can be no assurance that our compliance costs or liabilities associated with such laws and regulations or activities will not be significant.

In addition, our operations require numerous governmental approvals and permits. Environmental operating permits are subject to modification, renewal and revocation and can require us to make capital, maintenance and operational expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities. We regularly monitor and review our operations, procedures and policies for compliance with environmental laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new requirements that we anticipate will be adopted that could affect our operations.

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

Like others in our industry, we expend substantial amounts to comply with applicable environmental laws and regulations and permit limitations, which include amounts for pollution control equipment required to monitor and regulate emissions into the environment. The Hannibal and Davenport cement plants are subject to HWC-MACT and CISWI standards, respectively, for which we do not expect any material future costs to achieve or maintain compliance. Since many environmental requirements are likely to be affected by future legislation or rule making by government agencies, and are therefore not quantifiable, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our future financial condition, results of operations and liquidity.

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

Our operations in Kansas include one municipal waste landfill and two construction and demolition debris landfills, one of which has been closed and in Colorado, we have a construction and demolition debris landfill. Among other environmental, health and safety requirements, we are subject to obligations to appropriately close those landfills at the end of their useful lives and provide for appropriate post‑closure care. Asset retirement obligations relating to these landfills are recorded in our consolidated financial statements.

Health and Safety

Our facilities and operations are subject to a variety of worker health and safety requirements, particularly those administered by the federal Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”). Throughout our organization, we strive for a zero‑incident safety culture and full compliance with safety regulations. Failure to comply with these requirements can result in sanctions such as fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future.

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

ITEM  1A.RISK FACTORS

Risks Related to Our Industry and Our Business

Industry Risks

Our business depends on activity within the construction industry and the strength of the local economies in which we operate.

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. Federal and state budget issues may hurt the funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain credit for construction projects. In addition, a slow pace of economic activity results in delays or cancellations of capital projects.

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. In recent years, although some states, such as Texas, have increased their budgets for road construction, maintenance, rehabilitation and acquiring right of way for public roads, certain other states have reduced their construction spending due to budget shortfalls from lower tax revenue, as well as uncertainty relating to long‑term federal highway funding, prior to the FAST Act, which was signed into law on December 4, 2015. The FAST Act was the first law with long‑term transportation funding in ten years. As a result, there has been a reduction in certain states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Kansas, Utah and Missouri, our financial condition, results of operations and liquidity could be materially adversely affected.

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

Weather can materially affect our business and we are subject to seasonality.

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales or render our contracting operations less efficient. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows could adversely affect sales in the near term.

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

Our industry is capital intensive and we have significant fixed and semi‑fixed costs. Therefore, our profitability is sensitive to changes in volume.

The property and machinery needed to produce our products can be very expensive. Therefore, we need to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate our business. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi‑fixed costs within our business, particularly at our cement production facilities, decreases in volumes could have a material adverse effect on our financial condition, results of operations and liquidity.

Within our local markets, we operate in a highly competitive industry.

The U.S. construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we compete against large private and public infrastructure companies, some of which are also vertically‑integrated. Therefore, there is intense competition in a number of the markets in which we operate. This significant competition could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our financial condition, results of operations and liquidity.

Growth Risks

The success of our business depends, in part, on our ability to execute on our acquisition strategy, to successfully integrate acquisitions and to retain key employees of our acquired businesses.

A significant portion of our historical growth has occurred through acquisitions, and we will likely enter into acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non‑binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional equity capital and/or indebtedness, which could increase our leverage level. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

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

•	We may not be able to retain local managers and employees who are important to the operations of our acquired businesses.

•	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

•	We may not effectively utilize new equipment that we acquire through acquisitions or otherwise at utilization and rental rates consistent with that of our existing equipment.

•	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

•

We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We cannot assure you that we will achieve synergies and cost savings in connection with acquisitions. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were independently reviewed or audited. We cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete future acquisitions at all. We cannot assure you that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate such acquired businesses into our existing operations. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long‑lived assets, particularly if economic conditions worsen unexpectedly. As a result of these changes, our financial condition, results of operations and liquidity could be materially adversely affected.

Our long‑term success is dependent upon securing and permitting aggregate reserves in strategically located areas. The inability to secure and permit such reserves could negatively affect our earnings in the future.

Aggregates are bulky and heavy and therefore difficult to transport efficiently. Because of the nature of the products, the freight costs can quickly surpass production costs. Therefore, except for geographic regions that do not possess commercially viable deposits of aggregates and are served by rail, barge or ship, the markets for our products tend to be localized around our quarry sites and are served by truck. New quarry sites often take a number of years to develop. Our strategic planning and new site development must stay ahead of actual growth. Additionally, in a number of urban and suburban areas in which we operate, it is increasingly difficult to permit new sites or expand existing sites due to community resistance. Therefore, our future success is dependent, in part, on our ability to accurately forecast future areas of high growth in order to locate optimal facility sites and on our ability to either acquire existing quarries or secure operating and environmental permits to open new quarries. If we are unable to accurately forecast areas of future growth, acquire existing quarries or secure the necessary permits to open new quarries, our financial condition, results of operations and liquidity could be materially adversely affected.

Economic Risks

A decline in public infrastructure construction and reductions in governmental funding could adversely affect our earnings in the future.

A significant portion of our revenue is generated from publicly‑funded construction projects. As a result, if publicly‑funded construction decreases due to reduced federal or state funding or otherwise, our financial condition, results of operations and liquidity could be materially adversely affected.

In January 2011, the U.S. House of Representatives passed a new rules package that repealed a transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. The change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi‑year highway projects which could, in turn, negatively affect our sales. The FAST Act was signed into law on December 4, 2015 and authorizes $305 billion of funding between 2016 and 2020. It extends five years and provides funding for surface transportation infrastructure, including roads, bridges, transit systems and the rail transportation network.

The recently inaugurated U.S. President and his administration have called for, among other things, an infrastructure stimulus plan.  There is a substantial lack of clarity around both the timing and the details of any such infrastructure plan and the impact, if any, it or other proposed changes in law and regulations may have on our business.

We cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter‑approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. In recent years, certain states have experienced state‑level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending could have a material adverse effect on our financial condition, results of operations and liquidity.

Our business relies on private investment in infrastructure, and periods of economic stagnation or recession may adversely affect our earnings in the future.

A significant portion of our sales are for projects with non‑public owners whose construction spending is affected by developers’ ability to finance projects. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or in periods of economic stagnation or recession, which could result in delays or cancellations of capital projects. If housing starts and nonresidential projects stagnate or decline, sale of our construction materials, downstream products and paving and related services may decline and our financial condition, results of operations and liquidity could be materially adversely affected.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to a variety of federal, state, provincial and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous and non-hazardous waste used as a fuel substitute in our cement kiln in Hannibal, Missouri; (iii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of non‑hazardous solid waste used as a fuel substitute in our cement kiln in Davenport, Iowa; and (iv) the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned, leased or operated facilities or third‑party waste disposal sites, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. In particular, we may incur remediation costs and other related expenses because our facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices or because certain of our processes are regulated. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of mining.

Despite our compliance efforts, there is an inherent risk of liability in the operation of our business, especially from an environmental standpoint, or from time to time, we may be in noncompliance with environmental, health and safety laws and regulations. These potential liabilities or noncompliances could have a material adverse effect on our operations and profitability. In many instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which could require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Governmental requirements that affect our operations also include those relating to air and water quality, waste management, asset reclamation, the operation and closure of municipal waste and construction and demolition debris landfills, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities.

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

There is a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. Although we are protected in part by payment bonds posted by some of our customers, delays and defaults could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Even though the majority of our government contracts contain raw material escalators to protect us from certain price increases, a portion or all of the contracts are often on a fixed cost basis. Pricing on a contract with a fixed unit price is based on approved quantities irrespective of our actual costs and contracts with a fixed total price require that the total amount of work be performed for a single price irrespective of our actual costs. We realize profit on our contracts only if our revenue exceeds actual costs, which requires that we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inadequate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•	delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•	contract or project modifications or conditions creating unanticipated costs that are not covered by change orders;

•

changes in availability, proximity and costs of materials, including liquid asphalt, cement, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•	to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•	availability and skill level of workers;

•	failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including OSHA and MSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure customers may seek to impose contractual risk‑shifting provisions more aggressively that result in us facing increased risks.

These factors, as well as others, may cause us to incur losses, which could have a material adverse effect on our financial condition, results of operations and liquidity.

We could incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

We provide our customers with products designed to meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight‑bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured, non‑indemnified or product‑related claim is resolved against us in the future, that resolution could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Unexpected factors affecting self‑insurance claims and reserve estimates could adversely affect our business.

We use a combination of third‑party insurance and self‑insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of multiple independent material claims arising. We estimate the projected losses and liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Any such matters could have a material adverse effect on our financial condition, results of operations and liquidity.

Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, which could divert our cash flow from operations to debt payments.

We are highly leveraged. As of December 31, 2016, our total debt was approximately $1.5 billion, which includes $900.0 million of Senior Notes and $640.3 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $209.4 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $25.6 million of letters of credit outstanding).

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the indentures governing the Senior Notes and the Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and other corporate expenses depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which we may be subject. Many of these factors are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If our cash flows and capital resources are insufficient to fund our debt service obligations or our other needs, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or fund planned capital expenditures. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The Credit Agreement and the indentures governing the Senior Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

The indentures governing the Senior Notes and the Credit Agreement restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

The indentures governing the Senior Notes contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem our membership interests or make other distributions;

•	make investments;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate;

•	enter into certain transactions with our affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

The Credit Agreement contains a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or guarantees;

•	create liens on assets;

•	change our fiscal year;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	incur additional liens;

•	pay dividends or distributions and make other restricted payments;

•	make investments, loans or advances;

•	repay subordinated indebtedness;

•	make certain acquisitions;

•	engage in certain transactions with affiliates; and

•	change our lines of business.

The senior secured credit facilities also require us to maintain a maximum first lien net leverage ratio. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under our senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facilities and all actions permitted to be taken by a secured creditor. Our failure to comply with obligations under the indentures governing the Senior Notes and the Credit Agreement may result in an event of default under the indenture or the amended and restated Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

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

Over time, our success will depend on attracting and retaining qualified personnel. Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The loss of a member of senior management could require certain of our remaining senior officers to divert immediate attention, which could be substantial or require costly external resources in the short term. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We use large amounts of electricity, diesel fuel, liquid asphalt and other petroleum‑based resources that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum‑based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could have a material adverse effect on our financial condition, results of operations and liquidity.

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change, and the United States and Canada have agreed to the Paris Agreement, the successor to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which could lead to additional legislative and regulatory changes in the United States and Canada.   Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas (“GHG”) emissions from sources considered to be large emitters. The EPA has also promulgated a GHG emissions permitting rule, referred to as the “Tailoring Rule” which sets forth criteria for determining which facilities are required to obtain permits for GHG emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plants and one of our landfills hold Title V Permits. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

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

The reliability and efficiency of certain of our facilities is dependent upon vital pieces of equipment, such as our cement manufacturing kilns in Hannibal, Missouri and Davenport, Iowa. Although we have scheduled outages to perform maintenance on certain of our facilities, vital equipment may periodically experience unanticipated disruptions due to accidents, mechanical failures or other unanticipated events such as fires, explosions, violent weather conditions or other unexpected operational difficulties. A substantial interruption of one of our facilities could require us to make significant capital expenditures to restore operations and could disrupt our operations, raise costs, and reduce revenue and earnings in the affected locations.

We are dependent on information technology. Our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third‑party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.

Labor disputes could disrupt operations of our businesses.

As of December 31, 2016, labor unions represented approximately 6% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire between 2017 and 2020. Although we believe we have good relations with our employees and unions, disputes with our trade unions, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

Organizational Structure Risks

Summit Inc.’s only material asset is its interest in Summit Holdings, and it is accordingly dependent upon distributions from Summit Holdings to pay taxes, make payments under the tax receivable agreement and pay dividends.

Summit Inc. is a holding company and has no material assets other than its ownership of LP Units and has no independent means of generating revenue. Summit Inc. intends to cause Summit Holdings to make distributions to holders and former holders of LP Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and cash distributions, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Summit Holdings and its subsidiaries for any reason, or restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits, could limit or impair their ability to pay such distributions. Additionally, to the extent that Summit Inc. needs funds, and Summit Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The limited partnership agreement of Summit Holdings provides for cash distributions, which we refer to as “tax distributions,” to be made to the holders of the LP Units if it is determined that the income of Summit Holdings will give rise to net taxable income allocable to holders of LP Units. To the extent that future tax distributions Summit Inc. receives exceed the amounts it actually requires to pay taxes and make payments under the tax receivable agreement, we expect that our board of directors will cause Summit Inc. to use such excess cash to acquire additional newly-issued LP Units at a per unit price determined by reference to the volume weighted average price per share of the Class A common stock during the five trading days immediately preceding the date of the relevant board action. During the fourth quarter of 2016, Summit Inc. used approximately $26.9 million of prior tax distributions to purchase LP Units. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Dividends.” Although we anticipate that any such decision by our board of directors would be approved by a majority of our independent directors, any cash used by Summit Inc. to acquire additional LP Units would not then be available to fund cash dividends on the Class A common stock.

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

Accordingly, it is possible that, with respect to a particular year, the actual cash tax savings realized by Summit Inc. may be less than the corresponding tax receivable agreement payments or that the payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. Depending on our ability to take such detriments into account in making future payments, there may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to

Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based upon a $23.79 share price of our Class A common stock, which was the closing price on December 30, 2016, and that LIBOR were to be 1.69%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $473 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Ownership of Our Class A Common Stock Risks

We incur increased costs and are subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and related rules implemented by the SEC and the New York Stock Exchange (“NYSE”). The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have and will increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be negatively affected.

As a public company and pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to maintain internal controls over financial reporting and furnish a report on the effectiveness of our internal control over financial reporting, including any material weaknesses in such internal controls. In addition, beginning with this report, we are required to furnish a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

In past years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2016, we had 96,033,222 shares of Class A common stock issued and outstanding, which does not include the 10,000,000 shares issued in January 2017, and had 903,966,778 shares authorized but unissued, or 893,966,778 shares after taking into consideration the 10,000,000 shares issued in January 2017. The number of unissued shares includes 5,151,297 shares available for issuance upon exchange of LP units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock.

An aggregate of 13,500,000 shares of Class A common stock and LP Units may be granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) of which 5,473,736 have been granted as of December 31, 2016. In addition, as of December 31, 2016 we had outstanding warrants to purchase an aggregate of 160,333 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, would dilute the percentage ownership held by the investors of our Class A common stock.

If we or our existing investors sell shares of our Class A common stock, the market price of our Class A common stock could decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Substantially all of our outstanding shares of Class A common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with certain limitations applicable to affiliates.

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

•

provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2⁄3% or more in voting power of all outstanding shares of our capital stock.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Properties

Our headquarters are located in a 21,615 square foot office space, which we lease in Denver, Colorado, under a lease expiring on January 31, 2024.

As of December 31, 2016, we also operated 171 quarries and sand deposits, two cement plants and ten cement distribution terminals, 84 fixed and portable ready-mix concrete plants, 47 asphalt paving mix plants and had 64 office locations.

The following chart sets forth specifics of our production and distribution facilities as of December 31, 2016:

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
West	DeQueen, Arkansas	Leased	—	X	—	—	—	—
West	Kirby, Arkansas	Leased	Sand and Gravel	—	—	—	—	—
West	Texarkana, Arkansas	Leased	—	X	—	—	—	—
West	Abbotsford, British Columbia	Owned	—	—	—	—	—	X
West	Abbotsford, British Columbia	Leased	Limestone	—	—	—	—	—
West	Abbotsford, British Columbia	Leased	Limestone	—	—	—	—	—
West	Langley, British Columbia	Leased	—	—	—	—	—	X
West	Richmond, British Columbia	Owned/Leased	—	—	—	—	—	X
West	Richmond, British Columbia	Leased	—	—	—	—	—	X
West	Surrey, British Columbia	Leased	—	—	—	—	—	X
West	Surrey, British Columbia	Leased	—	—	—	—	—	X
West	Clark, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Owned	Sand and Gravel	X	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Craig, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Delta, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	X	—	—	—	—
West	Durango, Colorado	Leased	Sand and Gravel	—	X	—	—	—
West	Eagle, Colorado	Leased	—	X	—	—	—	—
West	Fruita, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	X	—	—	—	—
West	Grand Junction, Colorado	Owned/Leased	Sand and Gravel	—	X	—	—	—
West	Grand Junction, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Grand Junction, Colorado	Owned	—	—	X	—	—	—
West	Grand Junction, Colorado	Owned	Sand and Gravel	—	—	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Parachute, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Silverton, Colorado	Leased	—	—	X	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Whitewater, Colorado	Leased	Sand and Gravel	—	—	—	—	—
West	Woody Creek, Colorado	Owned	Sand and Gravel	X	—	—	—	—
West	Bliss, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Burley, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Jerome, Idaho	Owned	—	—	X	—	—	X
West	Rupert, Idaho	Owned	—	—	X	—	—	—
West	Rupert, Idaho	Leased	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Rupert, Idaho	Owned	Sand and Gravel	—	—	—	—	—
West	Twin Falls, Idaho	Owned	—	—	X	—	—	X

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
Cement	Davenport, Iowa	Owned	Limestone	—	—	X	—	X
Cement	West Des Moines, Iowa	Owned	—	—	—	X	—	—
East	Andover, Kansas	Owned	—	—	X	—	—	—
East	Chapman, Kansas	Leased	Limestone	—	—	—	—	—
East	Cummings, Kansas	Leased	Limestone	—	—	—	—	—
East	Easton, Kansas	Leased	Limestone	—	—	—	—	—
East	El Dorado, Kansas	Leased	—	—	X	—	—	—
East	El Dorado, Kansas	Owned	—	—	—	—	—	X
East	Emporia, Kansas	Owned	—	—	X	—	—	—
East	Eudora, Kansas	Owned	Limestone	X	—	—	—	—
East	Eudora, Kansas	Leased	Limestone	—	—	—	—	—
East	Eureka, Kansas	Owned	—	—	X	—	—	—
East	Garnett, Kansas	Leased	—	—	X	—	—	—
East	Grantville, Kansas	Leased	Limestone	—	—	—	—	—
East	Herington, Kansas	Leased	Limestone	—	—	—	—	—
East	Highland, Kansas	Leased	Limestone	—	—	—	—	—
East	Holton, Kansas	Leased	Limestone	—	—	—	—	—
East	Holton, Kansas	Owned	—	—	X	—	—	—
East	Howard, Kansas	Owned	—	—	X	—	—	—
East	Lawrence, Kansas	Owned	—	—	—	—	X	—
East	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
East	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
East	Lawrence, Kansas	Owned	Limestone	—	—	—	—	—
East	Lawrence, Kansas	Owned	—	—	—	—	—	X
East	Lawrence, Kansas	Owned	—	X	—	—	—	—
East	Lawrence, Kansas	Owned	—	—	—	—	—	X
East	Lawrence, Kansas	Leased	—	—	—	—	—	X
East	Leavenworth, Kansas	Leased	Limestone	—	—	—	—	—
East	Linwood, Kansas	Owned	Limestone	—	—	—	—	—
East	Moline, Kansas	Leased	Limestone	—	—	—	—	—
East	New Strawn, Kansas	Owned	—	—	X	—	—	—
East	Olsburg, Kansas	Leased	Limestone	—	—	—	—	—
East	Onaga, Kansas	Leased	Limestone	—	—	—	—	—
East	Osage City, Kansas	Leased	Limestone	—	—	—	—	—
East	Osage City, Kansas	Owned	—	—	X	—	—	—
East	Ottawa, Kansas	Owned	—	—	X	—	—	—
East	Oxford, Kansas	Leased	Sand and Gravel	—	—	—	—	—
East	Ozawkie, Kansas	Owned	—	—	X	—	—	—
East	Perry, Kansas	Owned	—	—	—	—	—	X
East	Perry, Kansas	Leased	Limestone	—	—	—	—	—
East	Salina, Kansas	Leased	—	—	X	—	—	—
East	Severy, Kansas	Leased	Limestone	—	—	—	—	—
East	St. Mary’s, Kansas	Leased	Limestone	—	—	—	—	—
East	Tonganoxie, Kansas	Leased	Limestone	—	—	—	—	—
East	Topeka, Kansas	Leased	—	X	—	—	—	—
East	Topeka, Kansas	Owned	—	—	X	—	—	—
East	Topeka, Kansas	Leased	—	—	X	—	—	—
East	Topeka, Kansas	Owned	—	—	—	—	—	X
East	Topeka, Kansas	Leased	Sand and Gravel	—	—	—	—	—
East	Topeka, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Troy, Kansas	Leased	Limestone	—	—	—	—	—
East	Washington, Kansas	Leased	Limestone	—	—	—	—	—
East	White City, Kansas	Leased	Limestone	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	X	—
East	Wichita, Kansas	Owned	—	—	—	—	X	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
East	Wichita, Kansas	Leased	—	—	X	—	—	—
East	Wichita, Kansas	Owned	—	—	X	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	X	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	X	—	—	—	—
East	Wichita, Kansas	Owned	—	X	—	—	—	—
East	Wichita, Kansas	Owned	—	X	—	—	—	—
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Leased	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	—	—	—	—	—	X
East	Wichita, Kansas	Owned	Sand and Gravel	—	—	—	—	—
East	Winchester, Kansas	Leased	Limestone	—	—	—	—	—
East	Woodbine, Kansas	Leased	Limestone	—	—	—	—	—
East	Woodbine, Kansas	Owned	Limestone	—	—	—	—	—
East	Avon, Kentucky	Leased	—	—	—	—	—	X
East	Beattyville, Kentucky	Leased	Limestone	X	—	—	—	—
East	Bethelridge, Kentucky	Owned	Limestone	X	—	—	—	—
East	Burnside, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	X	—	—	—	—
East	Carrollton, Kentucky	Leased	—	—	—	—	—	X
East	Carrollton, Kentucky	Owned	—	—	—	—	—	X
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Cave City, Kentucky	Owned	Limestone	—	—	—	—	—
East	Crestwood, Kentucky	Leased	—	X	—	—	—	—
East	Flat Lick, Kentucky	Owned	—	X	—	—	—	—
East	Glasgow, Kentucky	Leased	—	—	—	—	—	X
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Glasgow, Kentucky	Leased	Limestone	—	—	—	—	—
East	Horsecave, Kentucky	Owned/Leased	Limestone	—	—	—	—	—
East	Jackson, Kentucky	Owned	—	X	—	—	—	—
East	Knob Lick, Kentucky	Owned	Limestone	—	—	—	—	X
East	Magnolia, Kentucky	Owned	Sand and Gravel	—	—	—	—	—
East	Middlesboro, Kentucky	Owned	—	X	—	—	—	—
East	Monticello, Kentucky	Owned	Limestone	—	—	—	—	—
East	Morehead, Kentucky	Leased	—	X	—	—	—	X
East	Paris, Kentucky	Owned	—	—	—	—	—	X
East	Paris, Kentucky	Owned/Leased	Limestone	X	—	—	—	X
East	Pineville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Ravenna, Kentucky	Leased	Limestone	X	—	—	—	—
East	Richmond, Kentucky	Owned	—	—	—	—	—	X
East	Somerset, Kentucky	Leased	Limestone	—	—	—	—	—
East	Somerset, Kentucky	Owned/Leased	Limestone	X	—	—	—	X
East	South Carolinaottsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	Stanton, Kentucky	Owned/Leased	Limestone	X	—	—	—	—
East	Tompkinsville, Kentucky	Leased	Limestone	—	—	—	—	—
East	WestLiberty, Kentucky	Owned	Limestone	X	—	—	—	—
Cement	Convent, Louisiana	Owned	—	—	—	X	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
Cement	LaPlace, Louisiana	Leased	—	—	—	—	—	X
Cement	New Orleans, Louisiana	Leased	—	—	—	X	—	—
Cement	Port Allen, Louisiana	Leased	—	—	—	X	—	—
Cement	Minneapolis, Minnesota	Owned	—	—	—	X	—	—
Cement	St Paul, Minnesota	Leased	—	—	—	X	—	—
East	Agency, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Amazonia, Missouri	Owned	Limestone	—	—	—	—	—
East	Barnard, Missouri	Leased	Limestone	—	—	—	—	—
East	Bethany, Missouri	Leased	Limestone	—	—	—	—	—
East	Blythedale, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Boonville, Missouri	Leased	Limestone	—	—	—	—	—
East	Cameron, Missouri	Owned	Limestone	—	—	—	—	—
Cement	Chesterfield, Missouri	Leased	—	—	—	—	—	X
East	Columbia, Missouri	Leased	Limestone	—	—	—	—	—
East	Columbia, Missouri	Owned	Limestone	—	—	—	—	—
East	Columbia, Missouri	Owned	Limestone	—	—	—	—	—
East	Columbia, Missouri	Owned	—	—	X	—	—	—
East	Columbia, Missouri	Owned	—	—	X	—	—	—
East	Columbia, Missouri	Owned	—	—	X	—	—	—
East	Columbia, Missouri	Owned	—	—	—	—	—	X
East	Columbia, Missouri	Owned	—	—	—	—	—	X
East	Cowgil, Missouri	Leased	Limestone	—	—	—	—	—
East	Dawn, Missouri	Leased	Limestone	—	—	—	—	—
East	Edinburg, Missouri	Leased	Limestone	—	—	—	—	—
East	Gallatin, Missouri	Leased	Limestone	—	—	—	—	—
Cement	Hannibal, Missouri	Owned	Limestone	—	—	X	—	X
East	Huntsville, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Kingston, Missouri	Owned	Limestone	—	—	—	—	—
East	Lathrop, Missouri	Owned	Limestone	—	—	—	—	—
East	Maitland, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Marshall, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Mercer, Missouri	Leased	Limestone	—	—	—	—	—
East	Moberly, Missouri	Owned	—	—	X	—	—	—
East	Oregon, Missouri	Leased	Limestone	—	—	—	—	—
Cement	Owensville, Missouri	Owned	Limestone	—	—	X	—	—
East	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
East	Pattonsburg, Missouri	Leased	Limestone	—	—	—	—	—
East	Princeton, Missouri	Leased	Limestone	—	—	—	—	—
East	Ravenwood, Missouri	Leased	Limestone	—	—	—	—	—
East	Savannah, Missouri	Owned/Leased	Limestone	—	—	—	—	—
East	Savannah, Missouri	Leased	—	—	—	—	—	X
East	Sedalia, Missouri	Leased	Limestone	—	—	—	—	—
East	St. Joseph, Missouri	Owned	—	—	X	—	—	—
East	St. Joseph, Missouri	Leased	—	—	—	—	—	X
Cement	St. Louis, Missouri	Owned	—	—	—	X	—	—
East	Stanberry, Missouri	Leased	Limestone	—	—	—	—	—
East	Stet, Missouri	Leased	Limestone	—	—	—	—	—
East	Sweet Springs, Missouri	Owned	Limestone	—	—	—	—	—
East	Trenton, Missouri	Leased	Limestone	—	—	—	—	—
East	Pawnee City, Nebraska	Leased	Limestone	—	—	—	—	—
West	Las Vegas, Nevada	Owned	—	—	X	—	—	—
West	Las Vegas, Nevada	Owned	—	—	X	—	—	—
West	Las Vegas, Nevada	Leased	Sand and Gravel	—	—	—	—	—
East	Greenville, North Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Ivanhoe, North Carolina	Leased	Sand and Gravel	—	—	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
East	Linden, North Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Rose Hill, North Carolina	Leased	Shop	—	—	—	—	X
East	Wade, North Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Wilmington, North Carolina	Leased	Office	—	—	—	—	X
West	Atoka, Oklahoma	Leased	—	—	X	—	—	—
West	Ada, Oklahoma	Owned	—	—	X	—	—	—
West	Antlers, Oklahoma	Owned	—	—	X	—	—	—
West	Atoka, Oklahoma	Owned	—	—	X	—	—	—
West	Durant, Oklahoma	Owned	—	—	—	—	—	X
West	Durant, Oklahoma	Owned	—	—	X	—	—	—
West	Durant, Oklahoma	Leased	—	—	X	—	—	—
West	Durant, Oklahoma	Owned	Sand and Gravel	—	—	—	—	—
West	Harris, Oklahoma	Leased	—	—	X	—	—	—
West	Hugo, Oklahoma	Owned	—	—	X	—	—	—
West	Idabel, Oklahoma	Owned	—	—	X	—	—	—
West	Madill, Oklahoma	Owned	—	—	X	—	—	—
West	Sawyer, Oklahoma	Owned/Leased	Sand and Gravel	—	—	—	—	—
West	Valliant, Oklahoma	Leased	—	—	X	—	—	—
East	Black Creek, South Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Brittons Neck, South Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Ingram, South Carolina	Leased	Sand and Gravel	—	—	—	—	—
East	Lynches River, South Carolina	Leased	Limestone	—	—	—	—	—
East	Jellico, Tennessee	Leased	Limestone	—	—	—	—	—
Cement	Memphis, Tennessee	Owned	—	—	—	X	—	—
West	Altair, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Amarillo, Texas	Leased	—	X	—	—	—	—
West	Austin, Texas	Leased	—	—	—	—	—	X
West	Austin, Texas	Leased	—	—	—	—	—	X
West	Big Springs, Texas	Owned	—	—	X	—	—	—
West	Brookshire, Texas	Owned	—	—	X	—	—	—
West	Buda, Texas	Leased	Limestone	—	—	—	—	—
West	Buda, Texas	Leased	—	X	—	—	—	—
West	Buda, Texas	Owned	—	—	—	—	—	X
West	Canadian, Texas	Leased	—	X	—	—	—	—
West	Channel View, Texas	Owned	—	—	—	—	—	X
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Columbus, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Crane, Texas	Owned	—	—	X	—	—	—
West	Cypress, Texas	Owned	—	—	X	—	—	—
West	Denison, Texas	Owned	—	X	—	—	—	—
West	Denison, Texas	Owned	—	—	—	—	—	X
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Eagle Lake, Texas	Owned	Sand and Gravel	—	—	—	—	—
West	El Campo, Texas	Owned	—	—	—	—	—	X
West	Florence, Texas	Owned	Limestone	—	—	—	—	—
West	Florence, Texas	Owned	—	X	—	—	—	—
West	Garden Ridge, Texas	Leased	—	X	—	—	—	—
West	Garwood, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Garwood, Texas	Leased	Sand and Gravel	—	—	—	—	—
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Greenville, Texas	Owned	—	X	—	—	—	—
West	Greenwood, Texas	Leased	Limestone	—	—	—	—	X
West	Guthrie, Texas	Leased	—	X	—	—	—	—
West	Hartley, Texas	Leased	—	X	—	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
West	Houston, Texas	Owned	—	—	X	—	—	—
West	Katy, Texas	Owned	—	—	X	—	—	—
West	Manvel, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Midland, Texas	Owned	—	—	X	—	—	—
West	Monahans, Texas	Owned	—	—	X	—	—	—
West	Monahans, Texas	Owned	—	—	X	—	—	—
West	Mount Pleasant, Texas	Leased	—	X	—	—	—	—
West	Mustang Ridge, Texas	Owned	—	X	—	—	—	—
West	Odessa, Texas	Owned	—	—	X	—	—	—
West	Odessa, Texas	Owned	—	—	X	—	—	—
West	Paris, Texas	Leased	—	—	—	—	—	X
West	Paris, Texas	Owned	—	—	—	—	—	X
West	Paris, Texas	Owned	—	X	—	—	—	—
West	Pecos, Texas	Leased	—	—	X	—	—	—
West	Pyote, Texas	Owned	Sand and Gravel	—	—	—	—	X
West	Richmond, Texas	Leased	—	—	—	—	—	X
West	Richmond, Texas	Owned	—	—	X	—	—	—
West	Rosenberg, Texas	Owned	—	—	X	—	—	—
West	Sulphur Springs, Texas	Owned	—	—	—	—	—	X
West	Texarkana, Texas	Leased	—	—	—	—	—	X
West	Waller, Texas	Owned	—	—	X	—	—	—
West	American Fork, Utah	Owned	—	—	X	—	—	—
West	Aurora, Utah	Owned	—	—	X	—	—	—
West	Bluffdale, Utah	Owned	Sand and Gravel	—	X	—	—	—
West	Brigham City, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Cove, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Garden City, Utah	Owned	—	—	X	—	—	—
West	Highland, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Hyrum, Utah	Owned	Sand and Gravel	X	—	—	—	—
West	Logan, Utah	Leased	—	—	X	—	—	—
West	Manti, Utah	Owned	—	—	X	—	—	—
West	Midvale, Utah	Owned	—	—	X	—	—	—
West	Moab, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Moab, Utah	Owned	Sand and Gravel	X	X	—	—	—
West	Mona, Utah	Leased	Sand and Gravel	—	X	—	—	—
West	Mona, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Mount Pleasant, Utah	Owned	—	—	X	—	—	—
West	Nibley, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Parley’s Canyon, Utah	Leased	Limestone	—	—	—	—	—
West	Salt Lake City, Utah	Owned	—	—	X	—	—	—
West	Sandy, Utah	Owned	—	—	—	—	—	X
West	Smithfield, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Springville, Utah	Owned	—	—	X	—	—	—
West	Stockton, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Leased	Sand and Gravel	—	—	—	—	—
West	Tooele, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	Tremonton, Utah	Owned	—	—	X	—	—	—
West	Wellsville, Utah	Owned	Sand and Gravel	—	—	—	—	—
West	West Haven, Utah	Owned	—	—	X	—	—	—
West	West Jordan, Utah	Owned	—	—	X	—	—	X
West	West Valley City, Utah	Leased	—	—	—	—	—	X
West	West Valley City, Utah	Owned	Sand and Gravel	X	X	—	—	—
East	Arrington, Virginia	Owned	Limestone	—	—	—	—	—

Segment	Property	Owned/Leased	Aggregates	Asphalt Plant	Ready Mix Concrete	Cement	Landfill	Other*
East	Arrington, Virginia	Owned	—	X	—	—	—	—
East	Blue Ridge, Virginia	Leased	Limestone	—	—	—	—	—
East	Blue Ridge, Virginia	Owned	—	—	X	—	—	—
East	Blue Ridge, Virginia	Owned	—	—	—	—	—	X
East	Concord, Virginia	Owned	—	X	—	—	—	—
East	Covington, Virginia	Leased	Limestone	—	—	—	—	—
East	Evington, Virginia	Owned	Limestone	—	—	—	—	—
East	Ewing, Virginia	Leased	Limestone	—	—	—	—	—
East	Fincastle, Virginia	Owned	Limestone	—	—	—	—	—
East	Lynchburg, Virginia	Owned	Limestone	—	—	—	—	—
East	Lynchburg, Virginia	Owned	Limestone	—	—	—	—	—
East	Lynchburg, Virginia	Owned	—	X	—	—	—	—
East	Lynchburg, Virginia	Owned	—	—	—	—	—	X
East	Martinsville, Virginia	Owned/Leased	Limestone	—	—	—	—	—
East	Martinsville, Virginia	Leased	—	—	X	—	—	—
East	Roanoke, Virginia	Owned	—	—	X	—	—	—
East	Roanoke, Virginia	Owned	—	—	—	—	—	X
East	Salem, Virginia	Leased	—	X	—	—	—	—
East	Wytheville, Virginia	Owned	—	—	X	—	—	—
Cement	LaCrosse, Wisconsin	Leased	—	—	—	X	—	—
West	Big Piney, Wyoming	Leased	—	—	X	—	—	—
West	Evanston, Wyoming	Owned	—	—	X	—	—	—
West	Kemmerer, Wyoming	Leased	—	—	X	—	—	—
West	Rock Springs, Wyoming	Owned	—	—	—	—	—	X
West	Rock Springs, Wyoming	Leased	—	—	—	—	—	X
West	Rock Springs, Wyoming	Leased	Sand and Gravel	—	—	—	—	—

*       Other primarily consists of office space.

ITEM  3.LEGAL PROCEEDINGS.

The information set forth under “—Legal Proceedings” in Item 1, “Business,” is incorporated herein by reference.

ITEM  4.MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form I 0-K, certain of the information regarding our executive officers required by Items 40l(b) and (e) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Thomas W. Hill,  61, President and Chief Executive Officer. Mr. Hill is the founder of Summit Materials and has been President and Chief Executive Officer since its inception. He has been a member of our Board of Directors since August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc. ("Oldcastle"), the North American arm of CRH plc, one of the world's leading construction materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association ("ARTBA") from 2002 to 2004, during congressional consideration of the multi-year transportation bill "SAFETEA-LU." Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA 's Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Thomas A. Beck, 59, Executive Vice President and Cement Division President. Mr. Beck joined the Company in May 2010 when the Company purchased a controlling interest in Continental Cement. Mr. Beck is Executive Vice President and Cement Division President, a position he has held since January 2013. He was a Senior Vice President with Continental Cement from 2005 to 2013 and its VP, Sales & Marketing, from l 996 to 2005. Mr. Beck also held various positions with Holnam (predecessor to Holcim (US) Inc.) from 1987 to 1996. Mr. Beck currently serves on the Executive Committee and is Vice Chairman of the Portland Cement Association and is active on several cement and concrete industry boards. Mr. Beck received a Bachelor of Science degree in Civil Engineering from the University of Illinois.

Anne Lee Benedict, 44, Executive Vice President, Chief Legal Officer and Secretary. Ms. Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher LLP, where she had practiced since 2000. Ms. Benedict's practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and corporate governance matters. Ms. Benedict received a Bachelor of Arts degree in English and Psychology from the University of Michigan and a Juris Doctor from the University of Pennsylvania Law School.

Michael J. Brady, 49, Executive Vice President and Chief Business Development Officer. Mr. Brady joined the Company in April 2009 after having been a Senior Vice President at CRH Plc’s U.S. subsidiary, Oldcastle, with overall responsibility for acquisitions and business development, having joined Oldcastle in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady received a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland and a Master of Business Administration degree from INSEAD in Fontainebleau, France.

M. Shane Evans, 46, Executive Vice President and West Division President. Mr. Evans joined the Company as West Region President in August 2010 with over 20 years of experience in the construction materials industry. Prior to joining the Company, Mr. Evans worked at Oldcastle for 12 years, most recently as a Division President. He started his career working in his family's construction and materials business where he held various operational and executive positions. Mr. Evans received a Bachelor of Science degree from Montana State University.

Kevin A. Gill, 56, Executive Vice President and Chief Human Resources Officer. Mr. Gill joined the Company in May 2013 after having been Human Resources Vice President for Guilford Performance Textiles, a Cerberus portfolio company, since November 2008. In this role, he provided Human Resources Leadership that fueled the monetization to Lear Corporation. Prior to Guilford, Mr. Gill held a variety of Human Resources leadership roles with companies such as Honeywell, Citibank and Monsanto Chemical. Mr. Gill received a Bachelor of Science in Business Administration from Villanova University and a Master of Arts in Industrial Relations from Wayne State in Detroit, Michigan.

Brian J. Harris, 60, Executive Vice President and Chief Financial Officer. Mr. Harris joined the Company as Chief Financial Officer in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

Damian J. Murphy, 47, Executive Vice President and East Division President. Mr. Murphy joined the Company in August 2009 with over 20 years of experience in the construction materials and mining industries, working with both public and privately held companies. Prior to joining the Company, Mr. Murphy served roles as regional president and company president for Oldcastle starting in 2004. Prior to that Mr. Murphy served as vice president of Aggregate Industries' Rocky Mountain region, responsible for aggregates and hot mix asphalt production and sales. Before joining Aggregate Industries, Mr. Murphy worked in the mid-Atlantic for a top 10 privately held aggregate supplier and began his career in the industry in Europe. Mr. Murphy received a Bachelor of Engineering degree with a concentration in Minerals Engineering from the Cambome School of Mines/ Exeter University in the United Kingdom. Mr. Murphy is not related to John R. Murphy.

Douglas C. Rauh,  56,  Executive Vice President and Chief Operating Officer. Mr. Rauh joined the Company in January 2012 as the East Segment President. Effective March 1, 2013, Mr. Rauh became the Chief Operating Officer. Prior to joining the Company, from 2000 to 2012, Mr. Rauh held positions of increasing responsibility with Oldcastle, including President and Chief Executive Officer of The Shelly Co. ("Shelly"), Oldcastle's operations in Ohio. During Mr. Rauh's tenure with Shelly, he was an integral part of the team that completed over 30 acquisitions. Mr. Rauh started his career working for his family's business, Northern Ohio Paving Company, where he held roles of increasing responsibility from 1983 to 2000, including Vice President. Mr. Rauh received a Bachelor of Science degree with a concentration in Business Administration from The Ohio State University.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publically traded. As of February 20, 2017, there were six holders of record of our Class A common stock and two holders of record of our Class B common stock.

The above stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported by the NYSE from January 3, 2016, through December 31, 2016.

Year ended December 31, 2016	High	Low
First Quarter ended April 2, 2016	$20.42	$13.12
Second Quarter ended July 2, 2016	$23.01	$18.18
Third Quarter ended October 1, 2016	$22.70	$17.48
Fourth Quarter ended December 31, 2016	$24.96	$18.05

As of February 20, 2017, 100% of the outstanding limited liability company interests of Summit LLC were held by Summit Materials Intermediate Holdings, LLC, an indirect subsidiary of Summit Inc. There is no established public trading market for limited liability company interests of Summit LLC.

Dividends

On December 28, 2016 and December 28, 2015, Summit Inc. paid a stock dividend of 0.012 shares and 0.015 shares, respectively, of its Class A common stock for each then outstanding share of Class A common stock as of the applicable record dates. Summit Holdings makes cash distributions to Summit Holdings’ LP Unit holders to cover tax obligations arising from allocated taxable income. As an LP Unit holder, Summit Inc. received cash distributions from Summit Holdings in excess of the amount required to satisfy Summit Inc.’s tax obligations. Summit Inc. primarily used the excess cash of approximately $26.9 million and $16.8 million, respectively, to acquire newly-issued LP Units from Summit Holdings. The LP Units were purchased at a per unit price of $23.72 and $22.92, respectively, which is the volume weighted average price per share of the Class A common stock for the five trading days ended December 1, 2016 and November 30, 2015, respectively. Immaterial cash payments were made in lieu of fractional shares.

If Summit Inc. uses future excess tax distributions to purchase additional LP Units, we anticipate that in order to maintain the relationship between the shares of Class A common stock and the LP Units, our board of directors may continue to declare stock dividends on the Class A common stock.

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

Summit Inc. is a holding company and has no material assets other than its ownership of LP Units. Should we decide to pay a cash dividend on our Class A common stock in the future, we anticipate funding this cash dividend by causing Summit Holdings to make distributions to Summit Inc. in an amount sufficient to cover such dividend, whereupon the other holders of LP Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited partnership interests. Because Summit Inc. must pay taxes and make payments under the tax receivable agreement, any amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Summit Holdings to its partners on a per LP Unit basis.

The agreements governing our senior secured credit facilities and the Senior Notes contain a number of covenants that restrict, subject to certain exceptions, Summit LLC’s ability to pay distributions to its parent company and ultimately to Summit Inc. See Note 8, Debt, to our consolidated financial statements.

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

Issuer Purchases of Equity Securities

During the quarter and year ended December 31, 2016, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2016.

ITEM  6.SELECTED FINANCIAL DATA.

The following selected financial data should be read together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report. Summit Holdings, which commenced operations on August 26, 2009, is considered Summit Inc.’s predecessor for accounting purposes, and its consolidated financial statements are Summit Inc.’s historical financial statements. Under U.S. GAAP, Summit Holdings meets the definition of a variable interest entity.

The following tables set forth consolidated financial data for the five most recent years, derived from Summit Inc.’s and Summit LLC’s audited consolidated financial statements. The selected statements of operations data for the years ended December 31, 2016, January 2, 2016 and December 27, 2014 and the selected balance sheet data as of December 31, 2016 and January 2, 2016 are derived from audited consolidated financial statements included elsewhere in this report. The selected statements of operations data for the years ended December 28, 2013 and the December 29, 2012 and the selected balance sheet data as of December 27, 2014, December 28, 2013 and December 29, 2012 are derived from audited consolidated financial statements not included in this report.

Our fiscal year is based on a 52-53 week year with each quarter consisting of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years, including 2015. The additional week in the 53-week year was included in the fourth quarter. Historical results are not necessarily indicative of the results to be expected in the future.

Summit Materials, Inc.

	Year Ended
	December 31,	January 2,	December 27,	December 28,	December 29,
(in thousands)	2016	2016	2014	2013	2012
Statement of Operations Data:
Total revenue	$1,626,063	$1,432,297	$1,204,231	$916,201	$926,254
Total cost of revenue (excluding items shown separately below)	1,072,070	990,645	887,160	677,052	713,346
General and administrative expenses	243,862	177,769	150,732	142,000	127,215
Goodwill impairment	—	—	—	68,202	—
Depreciation, depletion, amortization and accretion	149,300	119,723	87,826	72,934	68,290
Transaction costs	6,797	9,519	8,554	3,990	1,988
Operating income (loss)	154,034	134,641	69,959	(47,977)	15,415
Interest expense	97,536	84,629	86,742	56,443	58,079
Loss on debt financings	—	71,631	—	3,115	9,469
Tax receivable agreement expense	14,938	—	—	—	—
Other expense (income), net	733	(2,425)	(3,447)	(1,737)	(1,182)
Income (loss) from continuing operations before tax	40,827	(19,194)	(13,336)	(105,798)	(50,951)
Income tax benefit	(5,299)	(18,263)	(6,983)	(2,647)	(3,920)
Income (loss) from continuing operations	$46,126	$(931)	$(6,353)	$(103,151)	$(47,031)
Net income per share of Class A common stock:
Basic	$0.53	$0.70
Diluted	$0.53	$0.51
Cash Flow Data
Net cash provided by (used for):
Operating activities	$244,863	$98,203	$79,238	$66,412	$62,279
Investing activities	(470,652)	(584,347)	(461,280)	(111,515)	(85,340)
Financings activities	182,707	660,337	377,222	32,589	7,702
Balance Sheet Data (as of period end):
Cash and cash equivalents	$143,392	$186,405	$13,215	$18,183	$30,697
Total assets	2,781,466	2,396,179	1,712,653	1,237,680	1,272,415
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,540,250	1,296,750	1,040,670	695,890	648,000
Capital leases	39,314	44,822	31,210	8,026	3,092
Total stockholders’ equity/partners’ interest	860,039	767,860	286,983	286,817	385,694
Other Financial Data (as of period end):
Total hard assets	$1,604,131	$1,399,088	$1,062,154	$928,210	$906,584
Ratio of earnings to fixed charges(1)	1.6 x	0.8 x	0.8 x	N/A	0.1 x

(1)

The ratio of earnings to fixed charges is determined by dividing adjusted earnings, as calculated in Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges by $20.0 million, $14.0 million, $107.5 million and $51.0 million in 2015, 2014, 2013 and 2012, respectively.

Summit Materials, LLC

	Year Ended
	December 31,	January 2,	December 27,	December 28,	December 29,
(in thousands)	2016	2016	2014	2013	2012
Statement of Operations Data:
Total revenue	$1,626,063	$1,432,297	$1,204,231	$916,201	$926,254
Total cost of revenue (excluding items shown separately below)	1,072,070	990,645	887,160	677,052	713,346
General and administrative expenses	243,862	177,769	150,732	142,000	127,215
Goodwill impairment	—	—	—	68,202	—
Depreciation, depletion, amortization and accretion	149,300	119,723	87,826	72,934	68,290
Transaction costs	6,797	9,519	8,554	3,990	1,988
Operating income (loss)	154,034	134,641	69,959	(47,977)	15,415
Interest expense	96,483	83,757	86,742	56,443	58,079
Loss on debt financings	—	71,631	—	3,115	9,469
Other expense (income), net	746	(2,425)	(3,447)	(1,737)	(1,182)
Income (loss) from continuing operations before tax	56,805	(18,322)	(13,336)	(105,798)	(50,951)
Income tax benefit	(5,282)	(18,263)	(6,983)	(2,647)	(3,920)
Income (loss) from continuing operations	$62,087	$(59)	$(6,353)	$(103,151)	$(47,031)
Cash Flow Data
Net cash provided by (used for):
Operating activities	$244,877	$98,203	$79,238	$66,412	$62,279
Investing activities	(470,652)	(584,347)	(461,280)	(111,515)	(85,340)
Financings activities	182,990	659,320	380,489	32,589	7,702
Balance Sheet Data (as of period end):
Cash and cash equivalents	$142,672	$185,388	$13,215	$14,917	$27,431
Total assets	2,776,420	2,395,162	1,712,653	1,234,414	1,269,149
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,540,250	1,296,750	1,040,670	695,890	648,000
Capital leases	39,314	44,822	31,210	8,026	3,092
Total member’s interest	876,393	778,292	286,983	283,551	382,428
Other Financial Data (as of period end):
Total hard assets	$1,604,131	$1,399,088	$1,062,154	$928,210	$906,584
Ratio of earnings to fixed charges(1)	1.6 x	0.8 x	0.8 x	N/A	0.1 x

(1)

The ratio of earnings to fixed charges is determined by dividing adjusted earnings, as calculated in Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges by $20.0 million, $14.0 million, $107.5 million and $51.0 million in 2015, 2014, 2013 and 2012, respectively.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and any factors discussed in the sections entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Historical Consolidated Financial Data,” our audited consolidated annual financial statements and the related notes thereto and other information included in this report.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 76% increase in revenue between the year ended December 29, 2012 and the year ended December 31, 2016, as compared to an average increase of approximately 39% in revenue reported by our competitors over the same period. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply along the Mississippi River from Minneapolis to New Orleans. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We have completed 49 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 20 U.S. states and British Columbia, Canada and 40 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of December 31, 2016, we had 2.7 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 300 sites and plants, to which we believe we have adequate road, barge and/or railroad access. From time to time, in connection with certain acquisitions, we engage a third party engineering firm to perform an aggregates reserves audit, but we do not perform annual reserve audits. By segment, our estimate of proven and probable reserves as of December 31, 2016 for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production.

		Tonnage of reserves for
		each general type of			Average years	Percent of
	Number of	aggregate			until depletion	reserves owned and
	producing		Sand and	Annual	at current	percent leased
Segment	quarries	Hard rock(1)	gravel(1)	production(1)	production(2)	Owned	Leased(3)
West	60	321,393	491,486	18,163	45	29%	71%
East	108	1,300,057	110,702	14,243	99	59%	41%
Cement	3	512,788	—	1,858	276	100%	—
Total	171	2,134,238	602,188	34,264

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.
(2)	Calculated based on total reserves divided by our average of 2016 and 2015 annual production
(3)	Lease terms range from monthly to on-going with an average lease expiry of 2023.

We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 20 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in highway obligations, housing starts and construction employment. All of these factors should result in increased construction activity in the private sector. However, construction activity is not consistent across the United States. Certain of our markets are showing greater, more rapid signs of recovery.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increasing momentum to grow federal infrastructure spending among certain legislators and the U.S. President.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Each of our four largest states by revenue (Texas, Kansas, Utah and Missouri, which represented approximately 25%, 14%, 12% and 12%, respectively, of our total revenue in 2016) have funds whose revenue sources have certain constitutional protections that limit spending to transportation projects:

•	Texas’ Unified Transportation Program plans for $70 billon to fund transportation projects from 2017 – 2026.

o

On November 3, 2015, voters in Texas passed an additional proposition that dedicates up to $2.5 billion of the state’s sales and use tax revenue to the state’s highway fund beginning in 2018, and 35% of any excess revenue over $5 billion generated from the motor vehicles sales tax beginning in 2020.

o

On November 4, 2014, voters in Texas passed a proposition that is estimated to provide up to $1.7 billion of incremental funding annually to the Texas Department of Transportation. The funds must be used for construction, maintenance, rehabilitation and acquiring right‑of‑way for public roads.

•	Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010.

•	Utah’s transportation investment fund has $2.3 billion programmed for 2017 – 2022.

•	Missouri’s Statewide Transportation Improved Program for 2017 – 2021 states $4.0 billion available for awards for highway and bridge construction.

The table below sets forth additional details regarding our four key states, including growth rates as compared to the U.S. as a whole:

			Projected Industry Growth by End Market
		Revenue by End Market(1)	2017 to 2019(2)
	Percentage of	Residential and
	Our Total	Nonresidential	Residential	Nonresidential
State	Revenue	Construction	Construction	Construction
Texas	25%	57%	(0.1)%	3.5%
Kansas	14%	51%	5.7%	2.6%
Utah	12%	79%	(0.4)%	14.3%
Missouri	12%	72%	2.2%	6.4%
Weighted average(3)			1.6%	5.9%
United States(2)			5.5%	5.3%

(1)	Percentages based on our revenue by state for the year ended December 31, 2016 and management’s estimates as to end markets.
(2)	Source: PCA
(3)	Calculated using weighted average based on each state’s percentage contribution to our total revenue.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. Through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $27.2 million for the year ended December 31, 2016, as compared to the year ended January 2, 2016, taking into consideration organic and acquisition-related volume increases.

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of December 31, 2016 and January 2, 2016, our long-term borrowings, including the current portion without giving effect to original issue discount, totaled $1.5 billion and $1.3 billion, respectively, for which we incurred $83.8 million and $73.6 million of interest expense, respectively. Although the amounts borrowed and related interest expense are material to us, we have been in compliance with our debt covenants and, when we have made additional issuances of Senior Notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our Senior Notes. In addition, our cash flows provided by operating activities was $244.9 million in the year ended December 31, 2016, which is net of interest payments, all of which have been paid when due, along with principal payments. Our senior secured revolving credit facility, which provides us with up to $209.4 million of borrowing capacity, net of $25.6 million of outstanding letters of credit, has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of December 31, 2016.

Financial Highlights—Year Ended December 31, 2016

The principal factors in evaluating our financial condition and operating results for the year ended December 31, 2016, as compared to the year ended January 2, 2016, are:

•	Net revenue increased $198.3 million in 2016, as a result of pricing and volume increases across our product lines, which includes volume contributions from acquisitions.

•

Operating income increased $19.4 million in 2016 due to improved operating performance and a $9.0 million reduction in one-time charges. The 2016 results included $49.9 million of stock-based compensation charges in general and administrative expenses. Prior to the IPO, certain investors had equity in the company that vested only if performance objectives of either a 1.75 or 3.00 times return on Blackstone’s initial investment were met. At the IPO Date, this equity converted to LP Units and stock options. Prior to 2016, we did not recognize any expense associated with these awards as achievement of the multiples was not deemed probable. The 1.75 times return threshold was met following completion of Blackstone’s secondary offering of shares of our Class A common stock on July 19, 2016 and, in August 2016, our board of directors waived the 3.00 times return threshold. As a result, in 2016, we recognized $37.3 million of cumulative catch up expense from the IPO date through September 2016. We will continue to recognize expense on the options over the remaining 4-year vesting period. The 2015 results included $28.3 million of costs associated with Summit Inc.’s IPO.

•

In March 2016, we issued $250.0 million in aggregate principal amount of 2022 Notes. The proceeds were used to help finance the acquisition of Boxley Materials, replenish cash used for the acquisition of AMC and pay expenses incurred in connection with these acquisitions.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions since January 2014:

•	On February 24, 2017, we acquired Razorback, an aggregates-based business with one of the larger ready-mixed concrete operations in central and northeastern Arkansas.

•

On January 30, 2017, we acquired Everist Materials, a vertically integrated aggregates, ready-mix concrete, and paving business based in Silverthorne, Colorado, with two aggregates plants, five ready-mix plants and two asphalt plants.

•	On October 3, 2016, we acquired Midland Concrete Ltd., a ready-mix company with one plant servicing the Midland, Texas market.

•	On August 30, 2016, we acquired the Angelle Assets, which included two cement distribution terminals in Southern Louisiana on the Mississippi River.

•	On August 26, 2016, we acquired RD Johnson, a large excavating business and asphalt operation based in Lawrence, Kansas.

•	On August 19, 2016, we acquired Rustin, a ready-mix company with 12 ready-mix plants servicing the southeast Oklahoma market.

•

On August 8, 2016, we acquired certain assets of Weldon and the membership interests of Honey Creek Disposal Service, LLC. (‘‘Honey Creek’’). Honey Creek is a trash collection business, which we sold immediately after acquisition. We retained only a building from Weldon, in which we operate our recycling business in Kansas.

•	On May 20, 2016, we acquired the Oldcastle Assets, which included seven aggregates quarries in central and northwest Missouri.

•

On April 29, 2016, we acquired Sierra Ready Mix, a vertically integrated aggregates and ready-mix concrete business with one sand and gravel pit and two ready-mix concrete plants located in Las Vegas, Nevada.

•	On March 18, 2016, we acquired Boxley Materials, a vertically integrated company based in Roanoke, Virginia with six quarries, four ready-mix concrete plants and four asphalt plants.

•	On February 5, 2016, we acquired AMC, an aggregates company with five sand and gravel pits servicing coastal North and South Carolina.

•	On December 11, 2015, we acquired Pelican, an asphalt terminal business in Houston, Texas.

•

On August 21, 2015, we acquired LeGrand Johnson, a vertically integrated company with five sand and gravel pits, four ready-mix concrete plants and three asphalt plants, servicing northern and central Utah, western Wyoming and southern Idaho markets.

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

•

On October 3, 2014, we purchased Concrete Supply, which included two sand and gravel sites and 10 ready-mix concrete plants in Topeka and northeast Kansas, and a ready-mix concrete plant in western Missouri.

•

On September 30, 2014, we acquired all of the outstanding ownership interests in Colorado County S&G, M & M Gravel Sales, Inc., Marek Materials Co. Operating, Ltd. and Marek Materials Co., L.L.C.; which collectively supply aggregates to the west Houston, Texas markets.

•	On September 19, 2014, we acquired all of the membership interests of Southwest Ready Mix, which included two ready-mix concrete plants and serves the downtown and southwest Houston, Texas markets.

•

On September 4, 2014, we acquired all of the issued and outstanding shares and certain stockholder notes of Rock Head Holdings Ltd. and B.I.M. Holdings Ltd., which collectively indirectly owned all the shares of Mainland Sand and Gravel Ltd., a supplier of construction aggregates to the Vancouver metropolitan area based in Surrey, British Columbia.

•	On July 29, 2014, we acquired all of the assets of Canyon Redi-Mix, Inc. The acquired assets include two ready-mix concrete plants, which serve the Permian Basin region of West Texas.

•	On June 9, 2014, we acquired all of the membership interests of Buckhorn Materials, LLC, an aggregates quarry in South Carolina, and Construction Materials Group LLC, a sand pit in South Carolina.

•

On March 31, 2014, we acquired all of the stock of Troy Vines, an integrated aggregates and ready-mix concrete business headquartered in Midland, Texas, which serves the Permian Basin region of West Texas.

•	On January 17, 2014, we acquired certain aggregates and ready-mix concrete assets of Alleyton in Houston, Texas, which expands our presence in the Texas market.

Components of Operating Results

Total Revenue

We derive our revenue predominantly by selling construction materials and products and providing paving and related services. Construction materials consist of aggregates and cement. Products consist of related downstream products, including ready-mix concrete, asphalt paving mix and concrete products. Paving and related services that we provide are primarily asphalt paving services.

Revenue derived from the sale of construction materials are recognized when risks associated with ownership have passed to unaffiliated customers. Typically this occurs when products are shipped. Product revenue generally includes sales of aggregates, cement and related downstream products and other materials to customers, net of discounts or allowances and taxes, if any.

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

Buildings and improvements	10 - 30	years
Plant, machinery and equipment	15 - 20	years
Office equipment	3 - 7	years
Truck and auto fleet	5 - 8	years
Mobile equipment and barges	6 - 8	years
Landfill airspace and improvements	10 - 30	years
Other	4 - 20	years

Amortization expense is the periodic expense related to leasehold improvements and intangible assets. The intangible assets were recognized with certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term.

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

Operating income reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating income (loss) by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, taxes and other income / expense.

	Year ended
	December 31, 2016		January 2, 2016		December 27, 2014
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$813,682	$100,659	$804,503	$96,498	$665,716	$61,882
East	531,294	65,424	432,310	49,445	432,942	26,663
Cement	281,087	81,893	195,484	64,567	105,573	19,705
Corporate(1)	—	(93,942)	—	(75,869)	—	(38,291)
Total	$1,626,063	$154,034	$1,432,297	$134,641	$1,204,231	$69,959

(1)Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters. For the year ended December 31, 2016, we recognized $37.3 million of stock-based compensation charges associated with certain LP Units converted and options granted at the time of the IPO for which the performance metrics were met or waived in 2016.  Approximately $28.3 million of costs associated with the IPO were included in the operating loss in the year ended January 2, 2016.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” "gross profit" and “gross margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, IPO costs, loss from discontinued operations and certain non-cash and non-operating items. We define gross profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and gross margin as gross profit as a percentage of net revenue.

We present Adjusted EBITDA, gross profit and gross margin for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses these metrics to assess the operating performance of a company’s business and to provide a consistent comparison of performance from period to period. We use these metrics, among others, to assess the operating performance of our individual segments and the consolidated company.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to gross profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	2016	2015	2014
(in thousands)
Net income (loss)(1)	$46,126	$1,484	$(6,282)
Interest expense(1)	97,536	84,629	86,742
Income tax benefit	(5,299)	(18,263)	(6,983)
Depreciation, depletion and amortization	147,736	118,321	86,955
EBITDA	$286,099	$186,171	$160,432
Accretion	1,564	1,402	871
IPO/ Legacy equity modification costs	37,257	28,296	—
Loss on debt financings	—	71,631	—
Tax receivable agreement expense (1)	14,938	—	—
Income from discontinued operations	—	(2,415)	(71)
Transaction costs	6,797	9,519	8,554
Management fees and expenses	(1,379)	1,046	4,933
Non-cash compensation	12,683	5,448	2,235
(Gain) loss on disposal and impairment of assets	3,805	(16,561)	8,735
Other	9,583	2,991	3,344
Adjusted EBITDA(1)	$371,347	$287,528	$189,033
Adjusted EBITDA by Segment
(in thousands)
West	$167,434	$150,764	$102,272
East	126,007	92,303	73,822
Cement	112,991	74,845	35,133
Corporate	(35,085)	(30,384)	(22,194)
Adjusted EBITDA	$371,347	$287,528	$189,033

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $16.0 million and $0.9 million less than Summit LLC and its subsidiaries in the years ended December 31, 2016 and January 2, 2016, respectively, due to interest expense associated with a deferred consideration obligation and tax receivable agreement expense which are obligations of Summit Holdings and Summit Inc., respectively and are thus excluded from Summit LLC’s consolidated interest expense and net income.

Reconciliation of Operating Income to Gross Profit	2016	2015	2014
(in thousands)
Operating income	$154,034	$134,641	$69,959
General and administrative expenses	243,862	177,769	150,732
Depreciation, depletion, amortization and accretion	149,300	119,723	87,826
Transaction costs	6,797	9,519	8,554
Gross Profit (exclusive of items shown separately)	$553,993	$441,652	$317,071
Gross Margin (exclusive of items shown separately) (1)(2)	37.2%	34.2%	29.6%

(1)

Gross margin improved by approximately 300 basis points during the year ended December 31, 2016 primarily as a result of a shift in product mix. Our acquisitions in 2016 and 2015 were primarily materials and products businesses. As a result, and as shown in the table below under “– Fiscal Year 2016 Compared to 2015,” aggregates and cement revenue represented 21.9% and 15.7%, respectively, of gross revenue during the year ended December 31, 2016 compared to 20.7% and 12.1%, respectively, during the year ended January 2, 2016. Gross revenue from paving and related services, which generally has lower operating margins than materials and products, was 30.9% of total gross revenue during the year ended December 31, 2016 compared to 35.2% during the year ended January 2, 2016. In addition, through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $27.2 million in the year ended December 31, 2016 as compared to the year ended January 2, 2016, taking into consideration organic and acquisition-related volume increases.

(2)

Gross margin improved by approximately 500 basis points during the year ended January 2, 2016 primarily as a result of a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result, and as shown in the table below under “– Fiscal Year 2015 Compared to 2014,” aggregates, cement and ready-mix concrete revenue represented 20.7%, 12.1% and 24.5%, respectively, of gross revenue during the year ended January 2, 2016 compared to 18.9%, 7.8% and 22.8%, respectively, during the year ended December 27, 2014. Gross revenue from paving and related services, was 35.2% of total gross revenue during the year ended January 2, 2016 compared to 44.0% during the year ended December 27, 2014. In addition, through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $13.8 million in the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increase.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2016	2015	2014
($ in thousands)
Net revenue	$1,488,274	$1,289,966	$1,070,605
Delivery and subcontract revenue	137,789	142,331	133,626
Total revenue	1,626,063	1,432,297	1,204,231
Cost of revenue (excluding items shown separately below)	1,072,070	990,645	887,160
General and administrative expenses	243,862	177,769	150,732
Depreciation, depletion, amortization and accretion	149,300	119,723	87,826
Transaction costs	6,797	9,519	8,554
Operating income	154,034	134,641	69,959
Interest expense (1)	97,536	84,629	86,742
Loss on debt financings	—	71,631	—
Tax receivable agreement expense (1)	14,938	—	—
Other expense (income), net	733	(2,425)	(3,447)
Income (loss) from operations before taxes	40,827	(19,194)	(13,336)
Income tax benefit	(5,299)	(18,263)	(6,983)
Income (loss) from continuing operations	46,126	(931)	(6,353)
Income from discontinued operations	—	(2,415)	(71)
Net income (loss) (1)	$46,126	$1,484	$(6,282)

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries, which was $16.0 million and $0.9 million less than Summit LLC and its subsidiaries in the years ended December 31, 2016 and January 2, 2016, respectively, due to interest expense associated with a deferred consideration obligation and tax receivable agreement expense which are obligations of Summit Holdings and Summit Inc., respectively and are thus excluded from Summit LLC’s consolidated interest expense and net income.

Fiscal Year 2016 Compared to 2015

($ in thousands)	2016	2015	Variance
Net revenue	$1,488,274	$1,289,966	$198,308	15.4%
Operating income	154,034	134,641	19,393	14.4%
Operating margin	10.3%	10.4%
Adjusted EBITDA	$371,347	$287,528	$83,819	29.2%

Net revenue increased $198.3 million for the year ended December 31, 2016, of which $128.2 million was from increased sales of materials, $51.0 million was from increased sales of products and $19.1 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mix concrete lines of business, driven by our 2016 and 2015 acquisitions. Excluding the cement segment, for the year ended December 31, 2016, $182.3 million of the net revenue growth was from acquisitions, partially offset by a $69.6 million reduction in organic revenue. Organic revenue growth is defined as incremental revenue that was not derived from acquisitions. For the year ended December 31, 2016, approximately $85.6 million of the revenue growth was attributable to our cement operations. The

Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate growth in the segment between organic and acquisition growth.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Aggregates	$355,617	$296,960	$58,657
Cement	256,046	173,845	82,201
Ready-mix concrete	396,597	350,554	46,043
Asphalt	263,652	292,193	(28,541)
Paving and related services	502,458	504,459	(2,001)
Other	(148,307)	(185,714)	37,407
Total revenue	$1,626,063	$1,432,297	$193,766

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $2.0 million for the year ended December 31, 2016. This decrease was primarily due to declines in the Austin, Texas market. The economy in Austin, Texas has been expanding and a new aggressive entrant entered the market and attracted a number of our employees, which has collectively resulted in a decrease in our paving and related services revenue.

Detail of our volumes and average selling prices by product for the years ended December 31, 2016 and January 2, 2016 were as follows:

	Year ended
	2016		2015
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	36,092	$9.85	32,297	$9.19	11.8%	7.2%
Cement	2,357	108.63	1,720	101.05	37.0%	7.5%
Ready-mix concrete	3,823	103.74	3,406	102.92	12.2%	0.8%
Asphalt	4,359	54.74	4,359	57.67	—%	(5.1)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Aggregates volumes were positively affected by the 2016 and 2015 acquisitions as well as strength in the Kansas and South Carolina markets. This growth was partially offset by declines in the British Columbia and Austin and Houston, Texas markets. The decline in aggregate volumes in British Columbia is a result of a large sand river project in 2015 that has been completed. Sand is a lower-priced, lower-margin product as compared to hard rocks. In Austin, Texas, a new aggressive competitor contributed to the decrease in our paving and related services revenue, in addition to the upstream aggregate and asphalt products. In Houston, Texas, volumes were affected by flooding during the year. We had strong aggregates price increases across our markets, which would have been greater absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar for the year ended December 31, 2016. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 7.5% for the year ended December 31, 2016.

Our cement volumes increased primarily as a result of the July 2015 acquisition of the Davenport Assets and prices increased consistent with the market.

The increase in ready-mix concrete volumes was primarily a result of the 2016 and 2015 acquisitions and pricing generally increased by mid-single digit percentages in the organic operations, but was affected by the geographic mix as ready-mix concrete producers acquired in 2015 were in lower-priced markets.

The flat asphalt volumes for the year ended December 31, 2016 from the year ended January 2, 2016 resulted from declines in the Austin, Texas, Wichita, Kansas and Kentucky markets, offset by increases from the 2016 and 2015 acquisitions. The decrease in Wichita, Kansas was primarily due to a shift in state work away from asphalt paving in that market. The decrease in Kentucky was primarily due to a delay by the state in granting contracts for the fiscal year. Asphalt pricing decreased primarily due to lower input prices. Prior to eliminations, the net increase from these volume and pricing changes on gross revenue for the year ended December 31, 2016 was approximately $138.4 million and $20.1 million, respectively.

Operating income increased $20.0 million for the year ended December 31, 2016, and Adjusted EBITDA improved $83.8 million. For the year ended December 31, 2016, operating margin remained flat at 10.4% compared to 10.4% in the year ended January 2, 2016, which was attributable to the following:

Operating margin—2015	10.4%
Gross margin(1)	3.0%
Gain on asset disposals(2)	(1.6)%
IPO costs(3)	2.2%
Legacy equity modification charges(4)	(2.5)%
Other	(1.2)%
Operating margin—2016	10.3%

(1)	The gross margin improvement was primarily a result of improved pricing, particularly a 7.2% pricing increase in aggregates.
(2)

In the year ended December 31, 2016, we recognized a net $6.8 million gain on asset disposals compared to a net $23.5 million gain in the year ended January 2, 2016. Included in the 2015 amount was a $16.6 million gain on the cement terminal and related assets in Bettendorf, Iowa, which were part of the purchase consideration paid to acquire the Davenport Assets.

(3)	In the year ended December 31, 2016, we did not have any IPO costs compared to $28.3 million in the year ended January 2, 2016.
(4)

In the year ended December 31, 2016, we recognized $37.3 million of stock-based compensation charges associated with certain LP Units converted and options granted at the time of the IPO for which the performance metrics were met or waived in 2016. We did not recognize any charges in the year ended January 2, 2016.

Other Financial Information

Loss on Debt Financings

In the year ended January 2, 2016, we recognized $71.6 million of losses associated with the: (1) March 2015 amendment to the Credit Agreement; (2) April 2015 $288.2 million redemption of 10 ½% senior notes due 2020 (the “2020 Notes”); (3) August 2015 term loan refinancing, $350.0 million issuance of 2023 Notes and $183.0 million redemption of 2020 Notes; and (4) November 2015 $153.8 million redemption of 2020 Notes. The write-off of deferred financing fees and original issuance discounts and premiums and the incurrence of prepayment premiums, all associated with the redemption of the 2020 Notes, are including in the loss on debt financings.

Income Tax Benefit

The income tax benefit decreased $13.0 million in the year ended December 31, 2016, due to the tax benefit associated with the loss on debt financings that was recognized in our C corporation subsidiaries in the year ended January 2, 2016.

Segment Results of Operations

West Segment

($ in thousands)	2016	2015	Variance
Net revenue	$736,573	$719,485	$17,088	2.4%
Operating income	100,659	96,498	4,161	4.3%
Operating margin	13.7%	13.4%
Adjusted EBITDA	$167,434	$150,764	$16,670	11.1%

The West segment’s net revenue increased 2.4% due to 2016 and 2015 acquisitions. Incremental net revenue from acquisitions totaled $66.0 million and organic net revenue decreased $48.9 million, $36.8 million of which occurred in our Austin, Texas operations. Gross revenue by product/service was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Aggregates	$159,824	$156,873	$2,951
Ready-mix concrete	294,961	266,210	28,751
Asphalt	182,739	194,155	(11,416)
Paving and related services	314,079	315,573	(1,494)
Other	(137,921)	(128,308)	(9,613)
Total revenue	$813,682	$804,503	$9,179

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $1.5 million for the year ended December 31, 2016. This decrease primarily occurred in the Austin, Texas operations. The West segment’s percent changes in sales volumes and pricing in 2016 from 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	(4.2)%	6.4%
Ready-mix concrete	11.1%	(0.3)%
Asphalt	1.2%	(4.0)%

The decline in aggregates volumes was primarily in the British Columbia and Austin and Houston, Texas markets, which was partially offset by volume increases from the 2016 and 2015 acquisitions. Aggregates pricing improved across our markets and would have been greater, absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar for the year ended December 31, 2016 compared to the year ended January 2, 2016. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 7.1% for the year ended December 31, 2016.

The increase in ready-mix concrete volumes was primarily a result of the 2016 and 2015 acquisitions and pricing generally increased by mid-single digit percentages in the organic operations, but was affected by the geographic mix as ready-mix concrete producers acquired in 2015 were in lower-priced markets.

Asphalt pricing decreased consistent with lower input prices. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 31, 2016 was approximately $18.7 million and $1.6 million, respectively.

The West segment’s operating income increased $4.3 million in 2016 and Adjusted EBITDA improved $16.7 million. The improvement was driven by the 2016 and 2015 acquisitions of Rustin, Sierra Ready Mix, Lewis & Lewis and LeGrand  Johnson and improvement in our north Texas and Utah operations, partially offset by a decline in the British Columbia and Austin and Houston, Texas operations. Operating margin for the year ended December 31, 2016 was relatively flat from 13.4% to 13.7%.

East Segment

($ in thousands)	2016	2015	Variance
Net revenue	$470,614	$374,997	$95,617	25.5%
Operating income	65,424	49,445	15,979	32.3%
Operating margin	13.9%	13.2%
Adjusted EBITDA	$126,007	$92,303	$33,704	36.5%

The East segment’s net revenue increased 25.5% in 2016 due to acquisitions. Incremental net revenue from acquisitions totaled $116.3 million and organic net revenue decreased $20.7 million. Gross revenue by product/service was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Aggregates	$195,793	$140,087	$55,706
Ready-mix concrete	101,636	84,344	17,292
Asphalt	80,913	98,038	(17,125)
Paving and related services	188,379	188,886	(507)
Other	(35,427)	(79,045)	43,618
Total revenue	$531,294	$432,310	$98,984

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2016 from 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	32.5%	5.5%
Ready-mix concrete	15.7%	4.1%
Asphalt	(2.4)%	(8.0)%

Aggregate volumes in 2016 increased 32.5% as a result of the 2016 acquisitions in Kansas, Virginia, and the Carolinas. Aggregates pricing increased as a result of an improved market and shift in product mix. Ready-mix concrete volumes improved in Kansas and Missouri and pricing increased across the East segment’s markets. Asphalt volumes decreased in Kentucky and Wichita, Kansas, as discussed earlier. Asphalt pricing decreased due to lower input costs. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2016 was approximately $51.2 million and $4.6 million, respectively.

The East segment’s operating income increased $16.0 million in 2016 and Adjusted EBITDA improved $33.7 million. Operating margin for the year ended December 31, 2016 was 13.9% and was relatively consistent with 13.2% in the year ended January 2, 2016.

Cement Segment

($ in thousands)	2016	2015	Variance
Net revenue	$281,087	$195,484	$85,603	43.8%
Operating income	81,893	64,567	17,326	26.8%
Operating margin	29.1%	33.0%
Adjusted EBITDA	$112,991	$74,845	$38,146	51.0%

Net revenue in the Cement segment increased $85.6 million in 2016 primarily as a result of the acquisition of the Davenport Assets in July 2015. Gross revenue by product/service was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Cement	$256,046	$173,845	$82,201
Other	25,041	21,639	3,402
Total revenue	$281,087	$195,484	$85,603

*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2016 from 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	37.0%	7.5%

In 2016, cement volumes and pricing increased primarily as a result of the acquisition of the Davenport Assets. With the acquisition of the Davenport Assets, we expanded our markets from Minnesota to Louisiana, which included higher-priced markets than St. Louis and Hannibal, Missouri. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2016 was approximately $68.4 million and $13.9 million, respectively.

The Cement segment’s operating income increased $17.3 million in 2016 and Adjusted EBITDA improved $38.1 million. Operating margin for the year ended December 31, 2016 decreased from 33.0% to 29.1%, which was attributable to the following:

Operating margin — 2015	33.0%
Gain on disposal of Bettendorf assets(1)	(8.5)%
Price improvements(2)	4.9%
Other	(0.3)%
Operating margin — 2016	29.1%

(1)

In the year ended January 2, 2016, we recognized a net $16.6 million gain on the cement terminal and related assets in Bettendorf, Iowa, which were part of the purchase consideration paid to acquire the Davenport Assets.

(2)	Cement prices increased 7.5% in 2016, resulting in $13.9 million of additional revenue

Fiscal Year 2015 Compared to 2014

($ in thousands)	2015	2014	Variance
Net revenue	$1,289,966	$1,070,605	$219,361	20.5%
Operating income	134,641	69,959	64,682	92.5%
Operating margin	10.4%	6.5%
Adjusted EBITDA	$287,528	$189,033	$98,495	52.1%

Net revenue increased $219.4 million during the year ended January 2, 2016 driven by a $57.5 million increase in aggregate net revenue, $77.8 million in cement and $102.2 million from products, which was partially offset by an $18.1 million decrease in service revenue. Volumes in our aggregates, cement and ready-mix concrete lines of business all improved from both acquisitions and organic growth.

In the West segment, revenue from organic growth was $25.1 million from acquisitions. The Davenport Assets acquired in July 2015 were immediately integrated with our existing cement operations such that it is impracticable to bifurcate the $89.9 million increase in Cement segment revenue between organic and acquisition growth. However, a significant portion of the 85.2% increase in Cement revenue is estimated to be a result of the acquisition of the Davenport Assets in July 2015.

Gross revenue by line of business was as follows:

(in thousands)	2015	2014	Variance
Revenue by product*:
Aggregates	$296,960	$227,885	$69,075
Cement	173,845	94,402	79,443
Ready-mix concrete	350,554	274,970	75,584
Asphalt	292,193	278,867	13,326
Paving and related services	504,459	530,297	(25,838)
Other	(185,714)	(202,190)	16,476
Total revenue	$1,432,297	$1,204,231	$228,066

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

	2015		2014
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	32,297	$9.19	25,413	$8.97	27.1%	2.5%
Cement	1,720	101.05	1,049	90.01	64.0%	12.3%
Ready-mix concrete	3,406	102.92	2,814	97.72	21.0%	5.3%
Asphalt	4,359	57.67	4,271	55.62	2.1%	3.7%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Aggregate volumes increased in each of our five largest revenue generating states, Texas, Kansas, Utah, Missouri and Kansas as well as at our operations in British Columbia, Canada, which was acquired in September 2014. All of the 2014 and 2015 acquisitions in the West and East segments contributed to the growth in aggregate volumes. Aggregates pricing improved 2.5% despite the effects from the U.S./Canadian exchange rate. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 3.9% for the year ended January 2, 2016.

Our cement volumes increased as a result of the July 2015 acquisition of the Davenport Assets and prices increased as a result of an improved market and a higher proportion of sales to low-volume customers. Ready-mix concrete volumes were positively affected by the 2014 acquisitions in Texas and, to a lesser extent, in Kansas, and prices increased as a result of the improved cement pricing. Asphalt volumes and prices increased from the comparable periods. In 2014, asphalt volumes included a higher percentage of base materials, which is thicker than intermediate or surface mix and has a lower selling price per ton. The increased pricing was largely due to a shift in product mix. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $199.7 million and $45.8 million, respectively.

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

(2)

As noted above, gross margin improved primarily due to a shift in product mix. Our acquisitions in 2015 and 2014 were primarily materials and products businesses. As a result, and as shown in the table below, aggregates, cement and ready-mix concrete revenue represented 20.7%, 12.1% and 24.5%, respectively, of gross revenue during the year ended January 2, 2016 compared to 18.9%, 7.8% and 22.8%, respectively, during the year ended December 27, 2014. Gross revenue from paving and related services, which generally has lower operating margins than materials and products, was 35.2% of total gross revenue during the year ended January 2, 2016 compared to 44.0% during the year ended December 27, 2014. In addition, through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $13.8 million in the year ended January 2, 2016 as compared to the year ended December 27, 2014, taking into consideration organic and acquisition-related volume increases.

(3)

In the year ended January 2, 2016, we recognized a net $23.1 million gain on asset disposals compared to a net $6.5 million loss in the year ended December 27, 2014. Included in the 2015 amount was a $16.6 million gain on the cement terminal and related assets in Bettendorf, Iowa, which were part of the purchase consideration paid to acquire the Davenport Assets.

Other Financial Information

Loss on Debt Financings

In the year ended January 2, 2016, we recognized $71.6 million of losses associated with the: (1) March 2015 amendment to the Credit Agreement; (2) April 2015 $288.2 million redemption of 2020 Notes; (3) August 2015 term loan refinancing, $350.0 million issuance of 2023 Notes and $183.0 million redemption of 2020 Notes; and (4) November 2015 $153.8 million redemption of 2020 Notes. The write-off of deferred financing fees and original issuance discounts and premiums and the incurrence of prepayment premiums, all associated with the redemption of the 2020 Notes, are including in the loss on debt financings.

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

Net revenue in the West segment increased approximately 18.2% in 2015 due to both acquisitions and organic growth. Incremental net revenue from acquisitions totaled $85.7 million in 2015 and organic net revenue increased $25.1 million. Gross revenue by product/service was as follows:

(in thousands)	2015	2014	Variance
Revenue by product*:
Aggregates	$156,873	$105,178	$51,695
Ready-mix concrete	266,210	213,587	52,623
Asphalt	194,155	168,227	25,928
Paving and related services	315,573	296,186	19,387
Other	(128,308)	(117,462)	(10,846)
Total revenue	$804,503	$665,716	$138,787

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

Gross revenue for paving and related services increased $19.4 million in 2015, which was primarily a result of increased activity in Utah, partially offset by weather delays in Texas. The West segment’s percent changes in sales volumes and pricing in 2015 from 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	43.0%	4.2%
Ready-mix concrete	17.2%	6.3%
Asphalt	7.8%	7.6%

Aggregates volumes increased across all of our markets in the West segment, Texas, Utah and British Columbia, Canada. Aggregates pricing improved 4.2% despite the effects from the U.S./Canadian exchange rate. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 6.9% for the year ended January 2, 2016. Volumes also increased in all of our West segment markets that sell ready-mix concrete (i.e., Texas and Utah). Ready-mix concrete prices increased as a result of higher cement prices in our markets.

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

The West segment’s operating income increased $34.6 million in 2015 and Adjusted EBITDA improved $48.5 million. The improvement was driven by the 2015 acquisitions of Lewis & Lewis, LeGrand Johnson and Pelican, the inclusion of a full year of the 2014 acquisitions in the Houston and Midland/Odessa, Texas and British Columbia, Canada markets and organic volume growth.

Operating margin for the year ended January 2, 2016 increased from 10.2% to 13.4%, which was attributable to the following:

Operating margin — 2014	10.2%
Gross margin(1)	4.6%
Depreciation(2)	(2.0)%
Other	0.6%
Operating margin — 2015	13.4%

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

The East segment’s net revenue increased 5.2% in 2015 due to both acquisitions and organic growth. Incremental net revenue from acquisitions totaled $22.6 million and organic net revenue decreased $4.0 million. Gross revenue by product/service was as follows:

(in thousands)	2015	2014	Variance
Revenue by product*:
Aggregates	$140,087	$122,707	$17,380
Ready-mix concrete	84,344	61,383	22,961
Asphalt	98,038	110,640	(12,602)
Paving and related services	188,886	234,111	(45,225)
Other	(79,045)	(95,899)	16,854
Total revenue	$432,310	$432,942	$(632)

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

The $45.2 million decrease in paving and related services primarily was a result of decreased activity in Kansas and our exit of grading operations in Kentucky in 2015. The East segment’s percent changes in sales volumes and pricing in 2015 from 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	11.0%	2.8%
Ready-mix concrete	34.5%	2.1%
Asphalt	(7.9)%	(4.8)%

Aggregates volumes increased across all of our markets in the East segment, Kansas, Missouri and Kentucky. Aggregates pricing increased as a result of an improved market and shift in product mix. The increase in ready-mix concrete volumes is a result of the Concrete Supply acquisition in October 2014 and a shift to concrete paving jobs in Kansas. Asphalt volumes decreased primarily due to a shift from asphalt to concrete paving jobs in Kansas. The decrease in asphalt prices reflects the decrease in liquid asphalt. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $27.1 million and $0.6 million, respectively.

The East segment’s operating income increased $22.8 million in 2015 and Adjusted EBITDA improved $18.5 million. Operating margin for the year ended January 2, 2016 increased from 7.5% to 13.2%, which was attributable to the following:

Operating margin — 2014	7.5%
Gross margin(1)	3.9%
Other	1.8%
Operating margin — 2015	13.2%

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

(in thousands)	2015	2014	Variance
Revenue by product*:
Cement	$173,845	$94,402	$79,443
Other	21,639	11,171	10,468
Total revenue	$195,484	$105,573	$89,911

*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2015 from 2014 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	64.0%	12.3%

In 2015, cement volumes and pricing increased primarily as a result of the acquisition of the Davenport Assets. With the acquisition of the Davenport Assets, we expanded our markets from Minnesota to Louisiana, which included higher-priced markets than St. Louis and Hannibal Missouri. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2015 was approximately $73.5 million and $14.1 million.

The Cement segment’s operating income increased $44.9 million in 2015 and Adjusted EBITDA improved $39.7 million. Included in operating income was a $7.2 million increase in fuel costs as a result of acquiring the Davenport Assets in July 2015. Operating margin for the year ended January 2, 2016 increased from 18.7% to 33.0%, which was attributable to the following:

Operating margin—2014	18.7%
Price improvements(1)	9.1%
Gain on disposal of Bettendorf assets(2)	8.5%
2014 curtailment gain(3)	(0.7)%
Other	(2.6)%
Operating margin—2015	33.0%

(1)	Cement prices increased 12.3% in 2015, resulting in $14.1 million of additional revenue.
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

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities and capital-raising activities in the debt capital markets. In addition to our current sources of liquidity, we have access to liquidity through public offerings of shares of our Class A common stock. To facilitate such offerings, in January 2017, we filed a shelf registration statement with the SEC that is effective for a term of three years and will expire in January 2020. The amount of Class A common stock to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific limit on the amount we may issue. The specifics of any future offerings, along with the use of the proceeds thereof, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

As of December 31, 2016, we had $143.4 million in cash and working capital of $244.4 million as compared to cash and working capital of $186.4 million and $258.0 million, respectively, at January 2, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of December 31, 2016 or January 2, 2016. The cash balance as of December 31, 2016 does not include the $237.6 million of net proceeds from Summit Inc.’s sale of 10,000,000 shares of Class A common stock on January 10, 2017.

Our remaining borrowing capacity on our senior secured revolving credit facility as of December 31, 2016 was $209.4 million, which is net of $25.6 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

As market conditions warrant, we and our equity holders, including members of our management, may from time to time seek to purchase our outstanding debt securities or loans, including Senior Notes and borrowings under our senior secured credit facilities. Such transactions could be privately negotiated, open market transactions, tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Our Long-Term Debt

Please refer to the notes to the consolidated financial statements found elsewhere in this report for detailed information regarding our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants. Among other things, we are required to maintain a Consolidated First Lien Net Leverage Ratio that is no greater than 4.75 to 1.00. Our first lien net leverage ratio, for purposes of this maintenance requirement, is calculated following each quarter based on information for the most recently ended four fiscal quarters for which internal financial information is available by dividing our Consolidated First Lien Net Debt as of the end of such period by our Consolidated EBITDA for such period. Consolidated EBITDA for purposes of our senior secured credit facility is calculated in accordance with our presentation of Further Adjusted EBITDA below. We define Further Adjusted EBITDA as Adjusted EBITDA plus the EBITDA contribution of certain recent acquisitions.

For the years ended December 31, 2016 and January 2, 2016, our Consolidated First Lien Net Leverage Ratio was 1.40 to 1.00 and 1.64 to 1.00, respectively, based on consolidated first lien net debt of $536.9 million and $506.2 million as of December 31, 2016 and January 2, 2016, respectively, divided by Further Adjusted EBITDA of $382.4 million and $308.0 million for the years ended December 31, 2016 and January 2, 2016, respectively. As of December 31, 2016 and January 2, 2016, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2016	2015	2014
Net income (loss)	$46,126	$1,484	$(6,282)
Interest expense	97,536	84,629	86,742
Income tax expense	(5,299)	(18,263)	(6,983)
Depreciation, depletion, and amortization	147,736	118,321	86,955
EBITDA	$286,099	$186,171	$160,432
Accretion	1,564	1,402	871
IPO/Legacy equity modification costs(a)	37,257	28,296	—
Loss on debt financings	—	71,631	—
Tax receivable agreement expense	14,938	—	—
Income from discontinued operations(b)	—	(2,415)	(71)
Transaction costs(c)	6,797	9,519	8,554
Management fees and expenses(d)	(1,379)	1,046	4,933
Non-cash compensation(e)	12,683	5,448	2,235
(Gain) loss on disposal and impairment of assets(f)	3,805	(16,561)	8,735
Other(g)	9,583	2,991	3,344
Adjusted EBITDA	$371,347	$287,528	$189,033
EBITDA for certain acquisitions(h)	11,074	20,450	23,105
Further Adjusted EBITDA	$382,421	$307,978	$212,138

(a)

The 2016 results included $49.9 million of stock-based compensation charges in general and administrative expenses. Prior to the IPO, certain investors had equity in the company that vested only if performance objectives of either a 1.75 or 3.00 times return on Blackstone’s initial investment were met. At the IPO Date, this equity converted to LP Units and stock options. Prior to 2016, we did not recognize any expense associated with these awards as achievement of the multiples was not deemed probable. The 1.75 times return threshold was met following completion of Blackstone’s secondary offering of shares of our Class A common stock on July 19, 2016 and, in August 2016, our board of directors waived the 3.00 times return threshold. As a result, in 2016, we recognized $37.3 million of cumulative catch up expense from the IPO date through September 2016. We will continue to recognize expense on the options over the remaining 4-year vesting period. The 2015 results included $28.3 million of costs associated with Summit Inc.’s IPO.

(b)	Represents certain paving operations and railroad construction and repair operations we have exited.

(c)	Represents the transaction expenses associated with closed and probable acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions.

(d)	Represents certain fees paid and expenses reimbursed to affiliates of our Sponsors.

(e)	Represents non-cash equity-based compensation granted to employees.

(f)	Represents the net (gain) loss recognized on assets identified for disposal.

(g)

Includes non-recurring or one time income and expense items that were incurred outside normal operating activities such as integration costs, unrealized currency gains and losses and interest, tax, depreciation on unconsolidated joint ventures and fair value adjustments to contingent consideration obligations that originated with various acquisitions.

(h)

The adjustment for the year ended December 31, 2016 represents the EBITDA from January 3, 2016 to the respective dates of acquisition for the AMC, Boxley Materials, Sierra Ready Mix, Oldcastle Assets, Rustin, RD Johnson, Angelle Assets and Midland Concrete acquisitions. The adjustment for the year ended January 2, 2016 represents the EBITDA for the period from December 28, 2014 to the respective dates of acquisition for the Lewis & Lewis, Davenport and Legrand Johnson acquisitions. The adjustment for the year ended December 27, 2014 represents the EBITDA for the period from December 29, 2013 to the respective dates of acquisition for the Alleyton, Troy Vines, Buckhorn Materials, Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions.

At December 31, 2016 and January 2, 2016, $1.5 billion and $1.3 billion, respectively, of total debt, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 2022 Notes. The 2022 Notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016. The net proceeds of the 2022 Notes were used to fund the Boxley Materials acquisition, replenish cash used for the AMC acquisition and pay expenses incurred therewith.

In 2015, the Issuers issued $650.0 million aggregate principal amount of 2023 Notes due July 15, 2023 under an indenture dated July 8, 2015 – $350.0 million on July 8, 2015 and $300.0 million on November 19, 2015. The July issuance of the 2023 notes was issued at par and the November add-on was issued at a discount. Interest on the 2023 notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016.

In 2015, $625.0 million aggregate principal amount of outstanding 2020 Notes due January 31, 2020, were redeemed – $288.2 million in April 2015 using proceeds from the IPO, $183.0 million in August 2015 and $153.8 million in December 2015.

On July 17, 2015, we refinanced our term loan under the Senior Secured Credit Facilities (the “Refinancing”). The Refinancing, among other things: (i) reduced the applicable margins used to calculate interest rates for term loans under our Senior Secured Credit Facilities to 3.25% for LIBOR rate loans and 2.25% for base rate loans, subject to a LIBOR floor of 1.00% (and one 25 basis point step down upon Summit LLC achieving a certain first lien net leverage ratio); (ii) increased term loans borrowed under our term loan facility from $422.0 million to $650.0 million; and (iii) created additional flexibility under the financial maintenance covenants, which are tested quarterly, by increasing the applicable maximum Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement).

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

Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.			Summit LLC
(in thousands)	2016	2015	2014	2016	2015	2014
Net cash provided by (used for):
Operating activities	$244,863	$98,203	$79,238	$244,877	$98,203	$79,238
Investing activities	(470,652)	(584,347)	(461,280)	(470,652)	(584,347)	(461,280)
Financing activities	182,707	660,337	377,222	182,990	659,320	380,489
Cash paid for capital expenditures	$(153,483)	$(88,950)	$(76,162)	$(153,483)	$(88,950)	$(76,162)

Operating Activities

During the year ended December 31, 2016, cash provided by operating activities was $244.9 million primarily as a result of:

•

Net income of $46.1 million, adjusted for $197.6 million of non-cash expenses, including $160.6 million of depreciation, depletion, amortization and accretion and $49.9 million of share-based compensation.

During the year ended January 2, 2016, cash provided by operating activities was $98.2 million-primarily as a result of:

•

Net income of $1.5 million, adjusted for $90.5 million of non-cash expenses, including $125.0 million of depreciation, depletion, amortization and accretion and $19.9 million of share-based compensation expense, partially offset by $23.1 million of net gain on asset disposals.

•	$10.5 million of proceeds from improved collections of accounts receivable (billed and unbilled).

•

Approximately $18.6 million as a use of cash associated with the timing of accounts payable and accrued expense payments, including a $12.9 million decrease in interest payable as the 2015 year-end interest payment was made in fiscal 2015. We made $89.1 million of interest payments in 2015, including $56.4 million of prepayment premiums on the 2020 Notes, which were redeemed in 2015.

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

•

Accrued liabilities contributing $13.3 million, primarily related to a $15.2 million increase in accrued interest as a result of the 2014 issuance of $375.0 million of senior notes. We made $64.1 million of interest payments in the year ended December 27, 2014.

Investing Activities

During the year ended December 31, 2016, cash used for investing activities was $470.7 million, of which $337.0 million related to the nine acquisitions completed in the period and $153.5 million was invested in capital expenditures, which was partially offset by $16.9 million of proceeds from asset sales.

During the year ended January 2, 2016, cash used for investing activities was $584.3 million, of which $510.0 million related to the 2015 acquisitions of the Davenport Assets, Lewis & Lewis, LeGrand Johnson and Pelican. In addition, we invested $89.0 million in capital expenditures, partially offset by $13.1 million of proceeds from asset sales.

During the year ended December 27, 2014, cash used for investing activities was $461.3 million, $397.9 million of which related to the Alleyton, Troy Vines, Buckhorn Materials, Canyon Redi-Mix, Mainland, Southwest Ready Mix, Colorado County S&G and Concrete Supply acquisitions. In addition, we invested $76.2 million in capital expenditures, which was partially offset by $13.4 million of proceeds from asset sales.

Financing Activities

During the year ended December 31, 2016, cash provided by financing activities was $182.7 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees. We made $32.0 million of payments on acquisition related liabilities, and $5.8 million in debt issuance costs.

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

Cash Paid for Capital Expenditures

We expended approximately $153.5 million in capital expenditures for the year ended December 31, 2016 compared to $89.0 million in the year ended January 2, 2016. The 2016 capital expenditures were primarily composed of plant upgrades and rolling stock.

In 2015, we expended approximately $89.0 million compared to $76.2 million in 2014. In 2015, we invested approximately $7.2 million on the installation of a new asphalt plant in Texas and $2.8 million on the expansion of a sand and gravel plant in Kansas.

We estimate that we will invest between $135.0 million and $155.0 million in capital expenditures in 2017, which we expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

Based upon a $23.79 share price of our Class A common stock, which was the closing price on December 30, 2016, and that LIBOR were to be 1.69%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount would be approximately $473 million. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors.

Contractual Obligations

The following table presents, as of December 31, 2016, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Short term borrowings and long-term debt, including current portion	$1,540,250	$6,500	$11,375	$14,625	$1,507,750
Capital lease obligations	44,161	13,604	23,301	3,365	3,891
Operating lease obligations	31,291	7,673	10,693	7,509	5,416
Interest payments(1)	519,477	84,166	161,514	171,731	102,066
Acquisition-related liabilities	69,552	24,370	23,911	14,458	6,813
Royalty payments	78,117	5,288	9,845	8,781	54,203
Defined benefit plans(2)	14,008	1,654	2,874	3,328	6,152
Asset retirement obligation payments	63,550	5,270	5,049	1,909	51,322
Purchase commitments(3)	26,710	24,347	2,363	—	—
Other	1,986	1,043	793	150	—
Total contractual obligations	$2,389,102	$173,915	$251,718	$225,856	$1,737,613

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 31, 2016 and may differ from actual results.
(2)

Future payments to fund our defined benefit plans are estimated based on multiple assumptions which are enumerated in Note 11 to the audited consolidated financial statements included elsewhere in this report.

(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through December 31, 2016, we have funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, we recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of December 31, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material off-balance sheet arrangements.

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

We invested $337.0 million and $510.0 million in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 31, 2016 and January 2, 2016, respectively.

Goodwill

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

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for seven of our reporting units. As a result of this analysis, we determined that it is more likely than not that the fair value of the seven reporting units was greater than its carrying value. We performed Step 1 of the impairment test for the remaining reporting units, for which all but one had estimated fair values substantially in excess of carrying values ranging from 10% to 91%.

One of our reporting units is based in Midland/Odessa, Texas where the economy is largely exposed to the oil and gas sector. Beginning in 2014, but stabilizing in 2016, global oil prices declined. An extended period of low oil prices could have a material adverse effect on this reporting unit. However, we are unable to predict long term macroeconomic trends. We will continue to monitor demand for our products in this market to assess whether an event occurs that indicates the carrying amount of the reporting unit may be impaired requiring a goodwill impairment analysis. We did not recognize a goodwill impairment charge on the reporting unit’s $23.4 million of goodwill as of December 31, 2016. The estimated fair value of the reporting unit was 4.7% greater than its carrying value as of the date of the 2016 impairment test. The key assumptions in the impairment analysis were modest growth in cash flows and an 11.0% discount rate.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, one of which is aggressively seeking market share. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis. We have not recognized a goodwill impairment charge on the reporting unit’s $17.7 million of goodwill as of December 31, 2016. The estimated fair value of the reporting unit was 10.0% greater than its carrying value as of the date of the 2016 impairment test. The key assumptions in the impairment analysis were modest growth in cash flows and a 12.0% discount rate.

As of December 31, 2016, we determined that no events or circumstances from October 2, 2016 through December 31, 2016 indicated that a further assessment was necessary.

Impairment of Long-Lived Assets, Excluding Goodwill

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. Long-lived assets are material to our total assets; as of December 31, 2016, net property, plant and equipment, represented 52.3% of total assets. The evaluation involves the use of significant estimates and assumptions and considerable management judgment. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. A one year increase or decrease in the average useful lives of our property, plant and equipment would have affected 2016 depreciation expense by ($10.0) million or $11.6 million, respectively. An impairment charge could be material to our financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined by primarily using a cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results.

We consider the identification of an asset for disposal to be an event requiring evaluation of the asset’s fair value. Fair value is often determined to be the estimated sales price, less selling costs. If the carrying value exceeds the fair value, then an impairment charge is recognized equal to the expected loss on disposal. Throughout 2016 and 2015, we recognized $6.8 million and $23.5 million of net gains, respectively, on asset dispositions. The gain in 2015 included a $16.6 million gain on a cement terminal included as consideration for the purchase of the Davenport Assets. The net gain on asset dispositions includes both gains and losses on disposed assets and losses on assets identified for disposition in the succeeding twelve months. The losses commonly occur because the cash flows expected from selling the asset are less than the cash flows that could be generated from holding the asset for use. Gains (losses) from asset dispositions are included in general and administrative expenses.

There were no changes to the useful lives of assets having a material effect on our financial condition or results of operations in 2016 or 2015.

Revenue Recognition

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products and plastics components, and from the provision of services, which are primarily paving and related services, but also include landfill operations, the receipt and disposal of waste that is converted to fuel for use in our cement plants, and underground storage space rental.

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

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. No material adjustments to a contract were recognized between 2014 and the year ended December 31, 2016.

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

Mining Reclamation Obligations

We incur reclamation obligations as part of our mining activities. Our quarry activities require the removal and relocation of significant levels of overburden to access stone of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. This differentiation affects the potential obligation required at each individual subsidiary. As of December 31, 2016, our undiscounted reclamation obligations totaled $48.2 million, of which 14.8% is expected to be settled within the next five years and the remaining 85.2% thereafter.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. Our operations are highly dependent upon the interest rate‑sensitive construction industry as well as the general economic environment. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs. Management has considered the current economic environment and its potential effect to our business. Demand for materials‑based products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if an economic recession causes delays or cancellations to capital projects. Additionally, in preceding years, declining tax revenue, state budget deficits and unpredictable or inconsistent federal funding have negatively affected states’ abilities to finance infrastructure construction projects.

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Decreasing oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represent approximately 13.0% of our consolidated revenue in 2016. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials. Through effective use of our purchase commitments and a year on year decline in prices, our costs associated with liquid asphalt and energy decreased $27.2 million for the year ended December 31, 2016 as compared to the year ended January 2, 2016, taking into consideration organic and acquisition‑related volume increases.

For the year ended December 31, 2016, our costs associated with liquid asphalt and energy amounted to approximately $162.3 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $16.2 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before December 31, 2016.

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

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2016 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

At December 31, 2016, we had $235.0 million of revolving credit commitments and $650.0 million of term loans under the Senior Secured Credit Facilities, which bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the 2016 weekly average outstanding revolver balance of $3.42 million would increase interest expense by $34.2 thousand on an annual basis.

As of December 31, 2016, the interest rate on the term loans had a floor of 1.00%. The rate in effect at December 31, 2016 for one‑month LIBOR was 0.77% and 0.99% for three‑month LIBOR and, thus, the rate applicable to us was the floor rate of 1.00%. Therefore, a 100 basis point increase in the interest rate at December 31, 2016 would only have increased the rate from 1.00% to 2.00%, the effect of which would have been an increase of $6.4 million on annual interest expense.

On January 19, 2017, we amended the Credit Agreement and, as a result, the floor decreased from 1.00% to 0.75%. Considering the one and three-month LIBOR rates in effect at December 31, 2016, a 100 basis point increase in the interest rate would have increased the rate from 0.77% to 1.77%, the effect of which would have been an increase of $6.4 million on annual interest expense.

In 2015, our revolving credit commitments increased to $235.0 million and our term loans increased to $650.0 million with a floor of 1.00%. In the third quarter of 2015, we entered into an interest rate derivative on $200.0 million of our term loan borrowings to add stability to our interest expense and manage our exposure to interest rate movements.

At our cement plants, we sponsored two non‑contributory defined benefit pension plans for certain hourly and salaried employees and one healthcare and life insurance benefits plan for certain eligible retired employees. As of January 2014, the two pension plans had been frozen to new participants and future benefit accruals and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage for current employees. As a result of the acquisition of the Davenport Assets in 2015, the hourly defined benefit pension plan was amended to permit a new group of participants into the plan to accrue benefits in accordance with the terms of the collective bargaining agreement covering such Davenport employees. In addition, the company adopted two new retiree healthcare and life insurance plans to provide benefits prior to Medicare eligibility for certain salaried and hourly Davenport employees respectively. Our results of operations are affected by our net periodic benefit cost from these plans, which was $1.1 million in 2016. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long‑term rate of return on assets. Therefore, we have interest rate risk associated with these factors.

The healthcare and life insurance benefit plans are exposed to changes in the cost of healthcare services. A one percentage‑point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $1.2 million or $(1.0) million, respectively, at December 31, 2016.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Summit Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and changes in redeemable noncontrolling interest and stockholders’ equity for each of the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Materials, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Materials, Inc. and subsidaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 28, 2017

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and January 2, 2016

(In thousands, except share and per share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$143,392	$186,405
Accounts receivable, net	162,377	145,544
Costs and estimated earnings in excess of billings	7,450	5,690
Inventories	157,679	130,082
Other current assets	12,800	4,807
Total current assets	483,698	472,528
Property, plant and equipment, net	1,446,452	1,269,006
Goodwill	782,212	596,397
Intangible assets, net	17,989	15,005
Other assets	51,115	43,243
Total assets	$2,781,466	$2,396,179
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,500	$6,500
Current portion of acquisition-related liabilities	24,162	20,584
Accounts payable	81,565	81,397
Accrued expenses	111,605	92,942
Billings in excess of costs and estimated earnings	15,456	13,081
Total current liabilities	239,288	214,504
Long-term debt	1,514,456	1,273,652
Acquisition-related liabilities	32,664	39,977
Other noncurrent liabilities	135,019	100,186
Total liabilities	1,921,427	1,628,319
Commitments and contingencies (see note 14)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 96,033,222 and 49,745,944 shares issued and outstanding as of December 31, 2016 and January 2, 2016, respectively	961	497
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 100 and 69,007,297 shares issued and outstanding as of December 31, 2016 and January 2, 2016, respectively	—	690
Additional paid-in capital	824,304	619,003
Accumulated earnings	19,028	10,870
Accumulated other comprehensive loss	(2,249)	(2,795)
Stockholders’ equity	842,044	628,265
Noncontrolling interest in consolidated subsidiaries	1,378	1,362
Noncontrolling interest in Summit Holdings	16,617	138,233
Total stockholders’ equity	860,039	767,860
Total liabilities and stockholders’ equity	$2,781,466	$2,396,179

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2016, January 2, 2016 and December 27, 2014

(In thousands, except share and per share amounts)

	2016	2015	2014
Revenue:
Product	$1,223,008	$1,043,843	$806,280
Service	265,266	246,123	264,325
Net revenue	1,488,274	1,289,966	1,070,605
Delivery and subcontract revenue	137,789	142,331	133,626
Total revenue	1,626,063	1,432,297	1,204,231
Cost of revenue (excluding items shown separately below):
Product	751,697	676,457	566,986
Service	182,584	171,857	186,548
Net cost of revenue	934,281	848,314	753,534
Delivery and subcontract cost	137,789	142,331	133,626
Total cost of revenue	1,072,070	990,645	887,160
General and administrative expenses	243,862	177,769	150,732
Depreciation, depletion, amortization and accretion	149,300	119,723	87,826
Transaction costs	6,797	9,519	8,554
Operating income	154,034	134,641	69,959
Interest expense	97,536	84,629	86,742
Loss on debt financings	—	71,631	—
Tax receivable agreement expense	14,938	—	—
Other expense (income), net	733	(2,425)	(3,447)
Income (loss) from operations before taxes	40,827	(19,194)	(13,336)
Income tax benefit	(5,299)	(18,263)	(6,983)
Income (loss) from continuing operations	46,126	(931)	(6,353)
Income from discontinued operations	—	(2,415)	(71)
Net income (loss)	46,126	1,484	(6,282)
Net income (loss) attributable to noncontrolling interest in subsidiaries	16	(1,826)	2,495
Net income (loss) attributable to Summit Holdings	9,327	(24,408)	$(8,777)
Net income attributable to Summit Inc.	$36,783	$27,718
Earnings per share of Class A common stock:
Basic	$0.53	$0.70
Diluted	$0.53	$0.51
Weighted average shares of Class A common stock:
Basic	68,833,986	39,367,381
Diluted	69,317,452	89,472,266

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended December 31, 2016, January 2, 2016 and December 27, 2014

(In thousands)

	2016	2015	2014
Net income (loss)	$46,126	$1,484	$(6,282)
Other comprehensive income (loss):
Postretirement curtailment adjustment	—	—	(1,346)
Postretirement liability adjustment	426	2,123	(3,919)
Foreign currency translation adjustment	2,125	(14,099)	(5,816)
Loss on cash flow hedges	(1,529)	(944)	—
Other comprehensive income (loss)	1,022	(12,920)	(11,081)
Comprehensive income (loss)	47,148	(11,436)	(17,363)
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	16	(1,826)	915
Less comprehensive income (loss) attributable to Summit Holdings	9,803	(34,533)	$(18,278)
Comprehensive income attributable to Summit Inc.	$37,329	$24,923

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, January 2, 2016 and December 27, 2014

(In thousands)

	2016	2015	2014
Cash flow from operating activities:
Net income (loss)	$46,126	$1,484	$(6,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	160,633	125,019	95,463
Share-based compensation expense	49,940	19,899	2,235
Deferred income tax benefit	(8,589)	(19,838)	(5,927)
Net (gain) loss on asset disposals	(3,102)	(23,087)	6,500
Net gain on debt financings	—	(9,877)	—
Other	(1,282)	(1,629)	(957)
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	2,511	3,852	(10,366)
Inventories	(10,297)	4,275	(3,735)
Costs and estimated earnings in excess of billings	(2,684)	6,604	1,359
Other current assets	(5,518)	11,438	(3,997)
Other assets	1,976	(1,369)	4,767
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable	(5,751)	(4,241)	(6,455)
Accrued expenses	13,196	(14,354)	13,311
Billings in excess of costs and estimated earnings	700	1,313	(305)
Other liabilities	7,004	(1,286)	(6,373)
Net cash provided by operating activities	244,863	98,203	79,238
Cash flow from investing activities:
Acquisitions, net of cash acquired	(336,958)	(510,017)	(397,854)
Purchases of property, plant and equipment	(153,483)	(88,950)	(76,162)
Proceeds from the sale of property, plant and equipment	16,868	13,110	13,366
Other	2,921	1,510	(630)
Net cash used for investing activities	(470,652)	(584,347)	(461,280)
Cash flow from financing activities:
Proceeds from equity offerings	—	1,037,444	—
Capital issuance costs	(136)	(61,609)	—
Capital contributions by partners	—	—	24,350
Proceeds from debt issuances	354,000	1,748,875	762,250
Debt issuance costs	(5,801)	(14,246)	(9,085)
Payments on debt	(120,702)	(1,505,486)	(389,270)
Purchase of noncontrolling interests	—	(497,848)	—
Payments on acquisition-related liabilities	(32,040)	(18,056)	(10,935)
Distributions from partnership	(13,034)	(28,736)	—
Other	420	(1)	(88)
Net cash provided by financing activities	182,707	660,337	377,222
Impact of foreign currency on cash	69	(1,003)	(149)
Net (decrease) increase in cash	(43,013)	173,190	(4,969)
Cash and cash equivalents—beginning of period	186,405	13,215	18,184
Cash and cash equivalents—end of period	$143,392	$186,405	$13,215

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

Years ended December 31, 2016, January 2, 2016 and December 27, 2014

(In thousands, except share amounts)

				Summit Materials, Inc.
												Total
					Accumulated							Stockholders’
	Redeemable		Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Equity/
	Noncontrolling	Partners’	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Partners’
	Interest	Interest	Subsidiaries	Earnings	Operations	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Interest
Balance — December 28, 2013	$24,767	$285,606	$1,211	$—	$—	—	$—	—	$—	$—	$—	$286,817

Contributed capital	—	24,351	—	—	—	—	—	—	—	—	—	24,351
Accretion/ redemption value adjustment	8,145	(8,145)	—	—	—	—	—	—	—	—	—	(8,145)
Net income (loss)	2,408	(8,777)	87	—	—	—	—	—	—	—	—	(8,690)
Other comprehensive loss	(1,580)	(9,501)	—	—	—	—	—	—	—	—	—	(9,501)
Share-based compensation	—	2,239	—	—	—	—	—	—	—	—	—	2,239
Repurchase of member's interest	—	(88)	—	—	—	—	—	—	—	—	—	(88)
Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983

Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive loss	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424
Balance — March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net income	—	—	141	27,718	—	—	—	—	—	—	16,930	44,789
Issuance of Class A Shares	—	—	—	—	—	47,981,653	480	—	—	512,508	—	512,988
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive loss	—	—	—	—	(2,795)	—	—	—	—	—	(4,876)	(7,671)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	51,315	(51,315)	—
December 2015 purchase of LP Units	—	—	—	—	—	—	—	—	—	1,040	(1,040)	—
Share-based compensation	—	—	—	—	—	—	—	—	—	19,475	—	19,475
Dividend (0.015/share)	—	—	—	(16,848)	—	735,108	7	—	—	16,840	—	(1)
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance — January 2, 2016	$—	$—	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	619,003	$138,233	$767,860

Net income	—	—	16	36,783	—	—	—	—	—	—	9,327	46,126
LP Unit exchanges	—	—	—	—	—	45,124,528	451	—	—	117,813	(118,264)	—
Other comprehensive income	—	—	—	—	546	—	—	—	—	—	476	1,022
Class B share cancellation	—	—	—	—	—	—	—	(69,007,197)	(690)	690	—	—
Share-based compensation	—	—	—	(1,684)	—	—	—	—	—	51,624	—	49,940
Dividend (0.012/share)	—	—	—	(26,941)	—	1,135,692	11	—	—	27,047	(121)	(4)
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(13,034)	(13,034)
Other	—	—	—	—	—	27,058	2	—	—	8,127	—	8,129
Balance — December 31, 2016	$—	$—	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

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

Equity Offerings—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the initial public offering of its Class A common stock (“IPO”). Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued Class A Units (“LP Units”) from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds: (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1/2% senior notes due January 31, 2020 (“2020 Notes”); (ii) to purchase 71,428,571 Class B Units of Continental Cement Company, L.L.C. (“Continental Cement”); (iii) to pay a one-time termination fee of $13.8 million in connection with the termination of a transaction and management fee agreement with Blackstone Capital Partners V L.P.; and (iv) for general corporate purposes. The $288.2 million redemption of 2020 Notes was completed at a redemption price equal to par plus an applicable premium of $38.2 million plus $5.2 million of accrued and unpaid interest.

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

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As a result of the Reorganization, Summit Holdings became a variable interest entity over which Summit Inc. has 100% voting power and control and for which Summit Inc. has the obligation to absorb losses and the right to receive benefits. As a result, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 5.1% and 50.3% as of December 31, 2016 and January 2, 2016, respectively.

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

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations, and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri . The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2016, 2015 or 2014.

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

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at December 31, 2016 will be billed in 2017. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

Revenue from the receipt of waste fuels is classified as service revenue and is based on fees charged for the waste disposal, which are recognized when the waste is accepted.

Inventories—Inventories consist of stone that has been removed from quarries and processed for future sale, cement, raw materials and finished concrete blocks. Inventories are valued at the lower of cost or market and are accounted for on a first-in first-out basis or an average cost basis. If items become obsolete or otherwise unusable or if quantities exceed what is projected to be sold within a reasonable period of time, they will be charged to costs of production in the period that the items are designated as obsolete or excess inventory. Stripping costs are costs of removing overburden and waste material to access aggregate materials and are recognized in cost of revenue in the same period as the revenue from the sale of the inventory.

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

Landfill airspace is included in property, plant and equipment at cost and is amortized based on the portion of the airspace used during the period compared to the gross estimated value of available airspace, which is updated periodically as circumstances dictate. Management reassesses the landfill airspace capacity with any changes in value recorded in cost of revenue. Capitalized landfill costs include expenditures for the acquisition of land and related airspace, engineering and permitting costs, cell construction costs and direct site improvement costs.

Upon disposal of an asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in general and administrative expenses.

Depreciation on property, plant and equipment, including assets subject to capital leases, is generally computed on a straight-line basis. Depletion of mineral reserves is computed based on the portion of the reserves used during the period compared to the gross estimated value of proven and probable reserves, which is updated periodically as circumstances dictate. Leasehold improvements are amortized on a straight-line basis over the lesser of the asset’s useful life or the remaining lease term. The estimated useful lives are generally as follows:

Buildings and improvements	10 - 30	years
Plant, machinery and equipment	15 - 20	years
Office equipment	3 - 7	years
Truck and auto fleet	5 - 8	years
Mobile equipment and barges	6 - 8	years
Landfill airspace and improvements	10 - 30	years
Other	4 - 20	years

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

Property, plant and equipment is tested for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, the property, plant and equipment impairment test is at a significantly lower level than the level at which goodwill is tested for impairment. In markets where the Company does not produce downstream products, such as ready-mix concrete, asphalt paving mix and paving and related services, the lowest level of largely independent identifiable cash flows is at the individual aggregates operation or a group of aggregates operations collectively serving a local market or the cement operations. Conversely, in vertically-integrated markets, the cash flows of the downstream and upstream businesses are not largely independently identifiable and the vertically-integrated operations are considered the lowest level of largely independent identifiable cash flows.

Assets are assessed for impairment charges when identified for disposition. Projected losses from disposition are recognized in the period in which they become estimable, which may be in advance of the actual disposition. The net gain (loss) from asset dispositions recognized in general and administrative expenses in fiscal years 2016, 2015 and 2014 was $6.8 million, $23.5 million and ($2.6 million), respectively. No material impairment charges have been recognized on assets held for use in 2016, 2015 or 2014. The losses are commonly a result of the cash flows expected from selling the asset being less than the expected cash flows that could be generated from holding the asset for use.

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

	December 31, 2016			January 2, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,888	$(3,382)	$12,506	$10,357	$(2,531)	$7,826
Reserve rights	8,706	(3,710)	4,996	8,636	(2,078)	6,558
Trade names	1,000	(658)	342	1,000	(558)	442
Other	249	(104)	145	249	(70)	179
Total intangible assets	$25,843	$(7,854)	$17,989	$20,242	$(5,237)	$15,005

Amortization expense in 2016, 2015 and 2014 was $2.6 million, $2.2 million and $0.9 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2017	$1,222
2018	1,217
2019	1,198
2020	1,114
2021	1,073
Thereafter	12,165
Total	$17,989

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

Income Taxes—Summit Inc. is a corporation subject to income taxes in the United States. Certain subsidiaries, including Summit Holdings, or subsidiary groups of the Company are taxable separate from Summit Inc. The provisions, or Summit Inc.’s proportional share of the provision, are included in the Company’s consolidated financial statements.

The Company’s deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future. The computed deferred balances are based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines it would be able to realize its deferred tax assets for which a valuation allowance had been recorded then an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of December 31, 2016 and January 2, 2016 was:

	2016	2015
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$9,288	$4,918
Cash flow hedges	942	224
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$2,377	$2,475
Cash flow hedges	1,438	681

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Unadjusted quoted prices for identical assets or liabilities in active markets.

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

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material adjustments to the fair value of contingent consideration in 2015 or to cash flow hedges in 2016 or 2015. In 2016, a $6.1 million increase in the fair value of contingent consideration was recognized as a result of a change in projected cash payments.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of December 31, 2016 and January 2, 2016 were:

	December 31, 2016		January 2, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,586,102	$1,536,065	$1,283,799	$1,291,858

Level 3
Current portion of deferred consideration and noncompete obligations(2)	14,874	14,874	15,666	15,666
Long term portion of deferred consideration and noncompete obligations(3)	30,287	30,287	37,502	37,502

(1)	$6.5 million included in current portion of debt as of December 31, 2016 and January 2, 2016.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

The fair value of debt was determined based on observable, or Level 2 inputs, such as interest rates, bond yields and quoted prices in inactive markets. The fair values of the deferred consideration and noncompete obligations were determined based on unobservable, or Level 3, inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk. The discount rate used is generally consistent with that used when the obligations were initially recorded.

Securities with a maturity of three months or less are considered cash equivalents and the fair value of these assets approximates their carrying value.

New Accounting Standards — In January 2017, the Financial Accounting Standards Board (“FASB”) issued a new Accounting Standards Update (“ASU”) 2017-04 Intangibles - Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. The ASU eliminates the two step goodwill impairment test and replaces it with a single step test.  The single step test compares the carrying amount of a reporting unit to its fair value; if the carrying amount is greater than the fair value the difference is the amount of the goodwill impairment.  Step zero is left unchanged. Therefore, entities that wish do a qualitative assessment are still permitted to do so. The ASU is effective for SEC filers for fiscal years beginning after December 15, 2020. However, the Company will early adopt this ASU as of the beginning of fiscal year 2017.

In March 2016, the FASB issued a new accounting standard with targeted amendments to the accounting for employee share-based payments. ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, requires that the income tax effect of share-based awards be recognized in the income statement and allows entities to elect an accounting method to recognize forfeitures as they occur or to estimate forfeitures, as is currently required. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. However, the Company early adopted this ASU as of the beginning of fiscal year 2016 and made an election to recognize forfeitures as they occur. The ASU adoption was applied using a modified retrospective method by means of a $1.7 million cumulative-effect adjustment to accumulated earnings as of the beginning of the fiscal year.

In February 2016, the FASB issued a new accounting standard related to lease accounting, ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As of December 31, 2016 and January 2, 2016, the Company’s undiscounted minimum contractual commitments under long-term operating leases, which were not recorded on the balance sheet, were $31.3 million and $21.9 million, respectively, which is an estimate of the effect to lease obligations and property, plant and equipment that the new accounting standard would have as of the dates noted prior to the effect of discounting.

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. Early adoption is permitted, but no earlier than 2017. In 2016, the Company established an implementation team (“team”) and engaged external advisers to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. The team has updated the assessment for new ASU updates and for newly acquired businesses. The team is in the process of developing its conclusions on several aspects of the standard including variable consideration, identification of performance obligations and the determination of when control of goods and services transfers to the Company’s customers.

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

West segment

•

On October 3, 2016, the Company acquired Midland Concrete Ltd. (“Midland Concrete”), a ready-mix company with one plant servicing the Midland, Texas market. The acquisition was funded with cash on hand.

•

On August 19, 2016, the Company acquired H.C. Rustin Corporation (“Rustin”), a ready-mix company with 12 ready-mix plants servicing the Southern Oklahoma market. The acquisition was funded with cash on hand.

•

On April 29, 2016, the Company acquired Sierra Ready Mix, LLC (“Sierra Ready Mix”), a vertically integrated aggregates and ready-mix concrete business with one sand and gravel pit and two ready-mix concrete plants located in Las Vegas, Nevada. The acquisition was funded with cash on hand and $11.1 million of contingent consideration, $10.0 million of which related to the execution of a lease and the remaining to the achievement of certain earnings targets. The lease contingency criteria was met in 2016 and the $10.0 million of consideration was paid in the year ended December 31, 2016.

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

•

On May 20, 2016, the Company acquired seven aggregates quarries in central and northwest Missouri from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle Materials, Inc. (“Oldcastle Assets”). The acquisition was funded with cash on hand.

•

On March 18, 2016, the Company acquired Boxley Materials Company (“Boxley Materials”), a vertically integrated company based in Roanoke, Virginia with six quarries, four ready-mix concrete plants and four asphalt plants. The acquisition was funded with a portion of the proceeds from $250.0 million of 8.500% senior notes issued on March 8, 2016 and due April 15, 2022 (see note 8).

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

•

On July 17, 2015, the Company completed the acquisition of the Davenport Assets, a cement plant and a quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River for $450.0 million in cash and a cement distribution terminal in Bettendorf, Iowa, for which a $16.6 million gain on disposition was recognized in general and administrative expenses. The cash purchase price was funded through a combination of debt (see Note 8) and $80.0 million with proceeds from the August 2015 follow-on offering. Combined with the Company’s cement plant in Hannibal, Missouri, the Company has over two million short tons of cement capacity and eight cement distribution terminals along the Mississippi River from Minneapolis, Minnesota to New Orleans, Louisiana. The $170.1 million of goodwill that was acquired with the Davenport Assets reflects the value from estimated synergies and cost savings, primarily from the expanded geographic area, overhead cost reductions and best practice sharing of operating efficiencies between the acquired assets and the Company’s existing cement plant in Hannibal, Missouri. The Davenport Assets were immediately integrated into the Company’s existing cement operations such that it is not practicable to report revenue and net income separately for the Davenport Assets.

The purchase price allocation for the 2016 acquisitions, excluding AMC, has not yet been finalized due to the recent timing of the acquisitions and status of the valuation of property, plant and equipment. The table below summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates. Information related to the 2016 acquisitions is shown on an aggregated basis as the acquisitions were not material individually, or collectively.

	Year ended	Davenport	Year Ended
	December 31,	July 17,	January 2, 2016
	2016	2015	(excluding Davenport)

Financial assets	$21,008	$—	$12,555
Inventories	17,215	21,776	2,036
Property, plant and equipment	180,321	275,436	57,817
Intangible assets	5,531	—	—
Other assets	6,757	6,450	(745)
Financial liabilities	(19,052)	(2,190)	(13,733)
Other long-term liabilities	(36,074)	(4,086)	(11,289)
Net assets acquired	175,706	297,386	46,641
Goodwill	176,319	170,067	15,710
Purchase price	352,025	467,453	62,351
Acquisition related liabilities	(11,113)	—	(1,044)
Bettendorf assets	(5,921)	(18,743)	—
Other	1,967	—	—
Net cash paid for acquisitions	$336,958	$448,710	$61,307

(3) Goodwill

As of December 31, 2016, the Company had 12 reporting units with goodwill for which the annual goodwill impairment test was completed. To perform the annual impairment test on the first day of the fourth quarter of 2016, seven of our reporting units were assessed under a qualitative assessment. As a result of this analysis, it was determined that it is more likely than not that the fair value of the seven reporting units were greater than its carrying value. Accordingly, for those reporting units, the two-step quantitative impairment test was not performed. For the remaining reporting units, Step 1 of the impairment test was performed. The Company estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach. These valuation methods used Level 2 and Level 3 assumptions, including, but not limited to, sales prices of similar assets, assumptions related to future profitability, cash flows, and discount rates. These estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flow estimates in applying the income approach required management to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates about revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows required the selection of risk premiums, which can materially affect the present value of estimated future cash flows. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2016. The accumulated impairment charges recognized in prior periods totaled $68.2 million.

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance, December 27, 2014	$297,085	$98,089	$24,096	$419,270
Acquisitions	15,491	219	170,067	185,777
Foreign currency translation adjustments	(8,650)	—	—	(8,650)
Balance, January 2, 2016	$303,926	$98,308	$194,163	$596,397
Acquisitions(1)	29,006	145,109	10,375	184,490
Foreign currency translation adjustments	1,325	—	—	1,325
Balance, December 31, 2016	$334,257	$243,417	$204,538	$782,212

Accumulated impairment losses as of December 31, 2016 and January 2, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)

Reflects goodwill from 2016 acquisitions and working capital adjustments from prior year acquisitions in the West and Cement segments, including $5.4 million related to below-market contracts assumed with the Davenport Assets acquisition.

(4) Accounts Receivable, Net

Accounts receivable, net consisted of the following as of December 31, 2016 and January 2, 2016:

	2016	2015
Trade accounts receivable	$152,845	$133,418
Retention receivables	12,117	13,217
Receivables from related parties	721	635
Accounts receivable	165,683	147,270
Less: Allowance for doubtful accounts	(3,306)	(1,726)
Accounts receivable, net	$162,377	$145,544

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of December 31, 2016 and January 2, 2016:

	2016	2015
Aggregate stockpiles	$103,073	$86,236
Finished goods	35,071	14,840
Work in process	6,440	5,141
Raw materials	13,095	23,865
Total	$157,679	$130,082

(6) Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of December 31, 2016 and January 2, 2016:

	2016	2015
Land (mineral bearing) and asset retirement costs	$227,558	$142,645
Land (non-mineral bearing)	146,099	151,008
Buildings and improvements	160,638	133,043
Plants, machinery and equipment	965,522	860,085
Mobile equipment and barges	307,885	231,523
Truck and auto fleet	32,236	24,539
Landfill airspace and improvements	48,513	48,513
Office equipment	26,096	17,708
Construction in progress	16,459	26,447
Property, plant and equipment	1,931,006	1,635,511
Less accumulated depreciation, depletion and amortization	(484,554)	(366,505)
Property, plant and equipment, net	$1,446,452	$1,269,006

Depreciation, depletion and amortization expense of property, plant and equipment was $144.2 million, $111.6 million and $85.8 million in the years ended December 31, 2016, January 2, 2016 and December 27, 2014, respectively.

Property, plant and equipment at December 31, 2016 and January 2, 2016 included $49.8 million and $47.0 million, respectively, of capital leases for certain equipment and a building with accumulated amortization of $10.6 million and $7.0 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $11.8 million and $15.3 million of the future obligations associated with the capital leases are included in accrued expenses as of December 31, 2016 and January 2, 2016, respectively, and the present value of the remaining capital lease payments, $27.5 million and $29.5 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $13.6 million, $17.6 million, $5.7 million, $2.6 million, and $0.7 million for the years ended 2017, 2018, 2019, 2020 and 2021, respectively.

(7) Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2016 and January 2, 2016:

	2016	2015
Interest	$22,991	$19,591
Payroll and benefits	30,546	24,714
Capital lease obligations	11,766	15,263
Insurance	11,966	9,824
Non-income taxes	5,491	4,618
Professional fees	2,459	2,528
Other(1)	26,386	16,404
Total	$111,605	$92,942

(1)	Consists primarily of subcontractor and working capital settlement accruals and deferred revenue.

(8) Debt

Debt consisted of the following as of December 31, 2016 and January 2, 2016:

	2016	2015
Term Loan, due 2022:
$640.3 million and $646.8 million, net of $2.6 million and $3.1 million discount at December 31, 2016 and January 2, 2016, respectively	$637,658	$643,693
8 1⁄2% Senior Notes, due 2022	250,000	—
6 1⁄8% Senior Notes, due 2023:
$650 million, net of $1.6 million and $1.8 million discount at December 31, 2016 and January 2, 2016, respectively	648,407	648,165
Total	1,536,065	1,291,858
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,529,565	$1,285,358

The contractual payments of long-term debt, including current maturities, for the five years subsequent to December 31, 2016, are as follows:

2017	$6,500
2018	4,875
2019	6,500
2020	8,125
2021	6,500
Thereafter	1,507,750
Total	1,540,250
Less: Original issue net discount	(4,185)
Less: Capitalized loan costs	(15,109)
Total debt	$1,520,956

Senior Notes— On March 8, 2016, Summit LLC and Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC ("Finance Corp." and with Summit LLC, the “Issuers”) issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley Materials, replenish cash used for the acquisition of AMC and pay expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016 (as amended and supplemented, the “2016 Indenture”). The 2016 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2016 Indenture also contains customary events of default. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016.

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

In April, August and November 2015, using proceeds from the IPO, the refinancing of the term loan described below and the proceeds from the 2023 Notes, $288.2 million, $183.0 million and $153.8 million, respectively, in aggregate principal amount of the then outstanding 2020 Notes were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2020 Notes were issued was satisfied and discharged. As a result of the redemptions, net charges of $56.5 million were recognized for the year ended January 2, 2016. The fees included $66.6 million for the applicable prepayment premium and $11.9 million for the write-off of deferred financing fees, partially offset by $22.0 million of net benefit from the write-off of the original issuance net premium.

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

On March 11, 2015, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which became effective on March 17, 2015 upon the consummation of the IPO. The amendment: (i) increased the size of the revolving credit facility from $150.0 million to $235.0 million; (ii) extended the maturity date of the revolving credit facility to March 11, 2020; (iii) amended certain covenants; and (iv) permits periodic tax distributions as contemplated in a tax receivable agreement, dated March 11, 2015. As a result of this amendment, $0.8 million of charges were recognized for the year ended January 2, 2016.

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

There were no outstanding borrowings under the revolving credit facility as of December 31, 2016 and January 2, 2016, leaving remaining borrowing capacity of $209.4 million, which is net of $25.6 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 31, 2016 and January 2, 2016, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $83.8 million, $73.6 million and $78.6 million for the years ended December 31, 2016, January 2, 2016 and December 27, 2014, respectively.

The following table presents the activity for the deferred financing fees for the years ended December 31, 2016 and January 2, 2016:

Deferred financing fees
Balance—December 27, 2014	$17,215
Loan origination fees	14,246
Amortization	(3,390)
Write off of deferred financing fees	(12,179)
Balance—January 2, 2016	$15,892
Loan origination fees	5,801
Amortization	(3,403)
Balance—December 31, 2016	$18,290

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of December 31, 2016 or January 2, 2016.

(9) Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	loss (income)
Balance — December 27, 2014	$—	$—	$—	$—
Postretirement liability adjustment	1,049	—	—	1,049
Foreign currency translation adjustment	—	(3,379)	—	(3,379)
Loss on cash flow hedges	—	—	(465)	(465)
Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Postretirement liability adjustment	401	—	—	401
Foreign currency translation adjustment	—	273	—	273
Loss on cash flow hedges	—	—	(128)	(128)
Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)

(10) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s accounts. For the years ended December 31, 2016, January 2, 2016 and December 27, 2014, income taxes consisted of the following:

	2016	2015	2014
Provision for income taxes:
Current	$2,835	$1,605	$(905)
Deferred	(8,134)	(19,868)	(6,078)
Income tax benefit	$(5,299)	$(18,263)	$(6,983)

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 35% due to the following:

	2016	2015	2014
Income tax expense (benefit) at federal statutory tax rate	$14,290	$(6,718)	$(4,643)
Less: Income tax benefit at federal statutory tax rate for LLC entities	(10,608)	(10,747)	(2,272)
State and local income taxes	2,490	(2,389)	(224)
Permanent differences	(674)	2,147	(129)
Effective tax rate change	(1,432)	10	(241)
Valuation allowance	291,151	—	1,693
Impact of LP Unit ownership change	(304,599)	—	—
Other	4,083	(566)	(1,167)
Income tax benefit	$(5,299)	$(18,263)	$(6,983)

The following table summarizes the components of the net deferred income tax asset (liability) as December 31, 2016 and January 2, 2016:

	2016	2015
Deferred tax (liabilities) assets:
Net intangible assets	$591,464	$227,506
Accelerated depreciation	(184,794)	(23,781)
Net operating loss	71,379	38,279
Investment in limited partnership	(13,633)	(14,304)
Mining reclamation reserve	1,220	3,476
Working capital (e.g., accrued compensation, prepaid assets)	41,529	10,730
Net deferred tax assets	507,165	241,906
Less valuation allowance	(502,839)	(263,825)
Net deferred tax asset (liability)	$4,326	$(21,919)

As of December 31, 2016, Summit Inc. had federal net operating loss carryforwards of $192.4 million, which expire between 2030 and 2036.  In addition, Summit Inc. has alternative minimum tax credits of $0.2 million as of December 31, 2016, which do not expire. As of December 31, 2016 and January 2, 2016, Summit Inc. had a valuation allowance on net deferred tax assets of $502.8 million and $263.8 million, respectively. The deferred tax assets primarily relate to tax basis in intangible assets that exceeds book basis. The intangible asset tax basis was largely recognized as a result of the LP Unit exchanges in 2016 and 2015. Summit Inc. also has a deferred tax asset related to the expected taxable loss in 2016. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, a partial valuation allowance was recorded, which has resulted in no deferred provision expense for Summit Holdings for the year ended December 31, 2016.

	2016	2015
Valuation Allowance:
Beginning balance	$(263,825)	$(2,523)
Additional basis from exchanged LP Units	(256,588)	(261,302)
Loss carryforwards	(33,100)	(31,173)
Release of valuation allowance and other	50,674	31,173
Ending balance	$(502,839)	$(263,825)

The net deferred income tax asset (liability) as of December 31, 2016 and January 2, 2016 are included in other noncurrent liabilities and other assets, respectively, on the consolidated balance sheets.

Tax Receivable Agreement—Upon the consummation of the Reorganization, the Company entered into a tax receivable agreement with the holders of LP Units and certain other pre-IPO owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. For the years ended December 31, 2016 and January 2, 2016, 45,124,528 LP Units and 18,675,000 LP units, respectively, were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in deferred tax assets of approximately $769.7 million, 85% of which will be paid to the holders of the exchanged LP Units when the benefit is received by the Company.

As discussed above, a partial valuation allowance was recognized on the net deferred tax asset that resulted from the tax receivable agreement. However, realization of approximately $69.7 million of the tax benefit was deemed probable as of December 31, 2016 for which a valuation allowance has not been recognized or was released in 2016. The Company considers all available evidence (both positive and negative), including continuing periods of income and other tax planning strategies, in determining whether realization of the tax benefit is more likely than not.  The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the tax benefit will be realized. If this were to occur, the valuation allowance, or portion thereof, would be released with a corresponding charge to tax receivable agreement expense for the liability due to former LP Unit holders equal to 85% of the valuation allowance release.

With regard to the $69.7 million realizable deferred tax asset associated with the tax receivable agreement, 85%, or $59.2 million, will be paid to former holders of LP Units. Approximately $58.1 million is included in other noncurrent liabilities and $1.1 million is in included in accrued expenses as of December 31, 2016 and $14.9 million was recognized as tax receivable agreement expense in the year ended December 31, 2016.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). For the years ended December 31, 2016 and January 2, 2016, Summit Holdings paid tax distributions totaling $13.0 million and $28.7 million, respectively, to holders of its LP Units, other than Summit Inc.

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

As of December 31, 2016, and January 2, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. No material interest or penalties were recognized in income tax expense during the years ended December 31, 2016, January 2, 2016 or December 27, 2014. Tax years from 2013 to 2016 remain open and subject to audit by federal, Canadian, and state tax authorities.

(11) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $8.6 million, $7.1 million and $3.8 million for the years ended December 31, 2016, January 2, 2016 and December 27, 2014, respectively.

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

Obligations and Funded Status—The following information is as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, December 31, 2015 and December 27, 2014:

	2016		2015
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$27,914	$13,458	$28,909	$13,356
Service cost	279	230	159	149
Interest cost	1,049	470	1,041	447
Actuarial loss (gain)	22	(682)	(1,464)	(1,720)
Change in plan provision	—	65	908	1,896
Benefits paid	(1,656)	(771)	(1,639)	(670)
End of period	27,608	12,770	27,914	13,458

Change in fair value of plan assets:
Beginning of period	$18,336	$—	$18,872	$—
Actual return on plan assets	719		(63)
Employer contributions	996	771	1,166	670
Benefits paid	(1,656)	(771)	(1,639)	(670)
End of period	18,395	—	18,336	—

Funded status of plans	$(9,213)	$(12,770)	$(9,578)	$(13,458)
Current liabilities	$—	$(844)	$—	$(964)
Noncurrent liabilities	(9,213)	(11,926)	(9,578)	(12,494)
Liability recognized	$(9,213)	$(12,770)	$(9,578)	$(13,458)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$9,248	$3,060	$9,024	$3,949
Prior service cost	—	(1,968)	—	(2,206)
Total amount recognized	$9,248	$1,092	$9,024	$1,743

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss and prior service cost, which has not yet been recognized in periodic benefit cost. At December 31, 2016, the actuarial loss expected to be amortized from AOCI to benefit cost in 2017 is $0.6 million and $0.1 million for the pension and postretirement obligations, respectively.

	2016		2015		2014
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial gain (loss)	$688	$(682)	$(16)	$(1,720)	$4,650	$1,992
Prior service cost	—	64	—	—	—	(2,553)
Amortization of prior year service cost	—	174	—	174	—	174
Curtailment benefit	—	—	—	—	—	1,346
Amortization of gain	(463)	(207)	(326)	(235)	(117)	(227)
Total amount recognized	$225	$(651)	$(342)	$(1,781)	$4,533	$732

Components of net periodic benefit cost:
Service cost	$279	$230	$159	$149	$75	$106
Interest cost	1,049	470	1,041	447	1,081	493
Amortization of gain	463	207	326	235	117	227
Expected return on plan assets	(1,386)	—	(1,385)	—	(1,378)	—
Curtailments	—	—	—	—	—	(1,346)
Amortization of prior service credit	—	(174)	—	(174)	—	(174)
Net periodic benefit cost	$405	$733	$141	$657	$(105)	$(694)

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2016 and 2015 are:

	2016		2015
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.61% - 3.81%	3.32% - 3.65%	3.74% - 3.97%	3.34% - 3.80%
Expected long-term rate of return on plan assets	7.00%	N/A	7.30%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2016, January 2, 2016 and December 27, 2014:

	2016		2015		2014
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.74% - 3.97%	3.34% - 3.80%	3.50% - 3.98%	3.39% - 3.52%	4.21% - 4.46%	4.33%
Expected long-term rate of return on plan assets	7.30%	N/A	7.30%	N/A	7.50%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates were 8.0% grading to 4.5% as of year-end 2016 and 2015. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2016 and 2015:

	2016		2015
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$55	$(47)	$45	$(36)
APBO	1,197	(1,038)	1,302	(1,121)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 31, 2016 and January 2, 2016.

At year-end 2016 and 2015, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 31, 2016 and December 31, 2015 are as follows:

	2016
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$1,770	$—	$1,770
Intermediate—corporate	2,658	—	2,658
Short-term—government	912	—	912
Short-term—corporate	3,613	—	3,613
Equity securities:	—
U.S. Large cap value	1,181	1,181	—
U.S. Large cap growth	1,103	1,103	—
U.S. Mid cap value	577	577	—
U.S. Mid cap growth	546	546	—
U.S. Small cap value	551	551	—
U.S. Small cap growth	540	540	—
Managed Futures	366	366
International	1,099	1,099	—
Emerging Markets	359	359
Commodities Broad Basket	707	707
Cash	2,094	2,094	—
Precious metals	319	319	—
Total	$18,395	$9,442	$8,953

	2015
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$1,410	$—	$1,410
Intermediate—corporate	3,376	—	3,376
Short-term—government	390	—	390
Short-term—corporate	5,571	—	5,571
Equity securities:
U.S. Large cap value	1,148	1,148	—
U.S. Large cap growth	1,153	1,153	—
U.S. Mid cap value	557	557	—
U.S. Mid cap growth	569	569	—
U.S. Small cap value	554	554	—
U.S. Small cap growth	554	554	—
International	1,118	1,118	—
Cash	1,592	1,592	—
Precious metals	345	345	—
Total	$18,337	$7,590	$10,747

Cash Flows—The Company expects to contribute approximately $1.7 million in 2017 to both its pension plans and to its healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2017	$1,777	$844
2018	1,813	882
2019	1,817	869
2020	1,793	910
2021	1,762	898
2022 - 2026	8,590	4,579

(12) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $5.1 million and $2.0 million as of December 31, 2016 and January 2, 2016, respectively, is included in accrued and other liabilities on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of December 31, 2016 and January 2, 2016 were $63.6 million and $56.7 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 31, 2016 and January 2, 2016:

	2016	2015
Beginning balance	$20,735	$18,310
Acquired obligations	835	745
Change in cost estimate	3,055	907
Settlement of reclamation obligations	(2,283)	(689)
Additional liabilities incurred	—	60
Accretion expense	1,564	1,402
Ending balance	$23,906	$20,735

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Summit Inc. by the weighted average common shares outstanding and diluted earnings are computed by dividing net income attributable to Summit Inc., adjusted, as applicable, for net income attributable to Summit Holdings that would have been allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2016	2015
Net income attributable to Summit Inc.	$36,783	$27,718
Weighted average shares of Class A shares outstanding	68,833,986	39,367,381
Basic earnings per share	$0.53	$0.70

Net income attributable to Summit Inc.	$36,783	$27,718
Add: Noncontrolling interest impact of LP Unit conversion	—	17,803
Diluted net income attributable to Summit Inc.	36,783	45,521

Weighted average shares of Class A shares outstanding	68,833,986	39,367,381
Add: weighted average of LP Units	—	50,059,648
Add: stock options	140,142	—
Add: warrants	16,123	37,714
Add: restricted stock units	240,633	7,523
Add: performance stock units	86,568
Weighted average dilutive shares outstanding	69,317,452	89,472,266
Diluted earnings per share	$0.53	$0.51

Excluded from diluted earnings per share for the year ended December 31, 2016 were 32,327,907 LP Units and for the year ended January 2, 2016 were 2,265,584 stock options as they were antidilutive. The weighted-average shares of Class A common stock for each period shown reflect retroactive application of 1,135,962 and 735,108 shares of Class A common stock issued as stock dividends in 2016 and 2015, respectively. Neither basic or diluted earnings per share include 10,000,000 shares of Class A common stock issued by Summit Inc. on January 10, 2017 (see note 23).

(14) Commitments and Contingencies

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through December 31, 2016, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of December 31, 2016 and January 2, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

Environmental Remediation and Site Restoration—The Company’s operations are subject to and affected by federal, state, provincial and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities or noncompliance will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Other—The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial condition, results of operations and cash flows of the Company. The terms of the purchase commitments generally approximate one year.

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

The management fee was calculated based on the greater of $300,000 or 2.0% of the Company’s annual consolidated profit, as defined in the agreement, and is included in general and administrative expenses. In the year ended December 31, 2016, the Company recognized a $1.4 million benefit for an adjustment to costs accrued under this agreement and incurred management fees totaling $1.0 million and $4.4 million during the period between December 28, 2014 and March 17, 2015 and the year ended December 27, 2014, respectively. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors.

Also under the terms of the transaction and management fee agreement, BMP undertook financial and structural analysis, due diligence investigations, corporate strategy and other advisory services and negotiation assistance related to acquisitions for which the Company paid BMP transaction fees equal to 1.0% of the aggregate enterprise value of any acquired entity or, if such transaction was structured as an asset purchase or sale, 1.0% of the consideration paid for or received in respect of the assets acquired or disposed. The Company paid BMP $3.9 million during the year ended December 27, 2014. During these periods, the Company paid immaterial amounts to Silverhawk Summit, L.P. and to other equity investors. The acquisition-related fees paid pursuant to this agreement are included in transaction costs.

In connection with the IPO, the transaction and management fee agreement with BMP was terminated on March 17, 2015 for a termination payment of $13.8 million; $13.4 million was paid to affiliates of BMP and the remaining $0.4 million was paid to affiliates of Silverhawk Summit, L.P. and to certain other equity investors.

In addition to the transaction and management fees paid to BMP, the Company reimburses BMP for direct expenses incurred, which were not material in the years ended December 31, 2016, January 2, 2016 and December 27, 2014.

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

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $1.4 million, and $14.3 million for the period between December 28, 2014 and March 17, 2015 and the year ended December 27, 2014, respectively.

In the year ended December 27, 2014, the Company sold certain assets associated with the production of concrete blocks, including inventory and equipment, to a related party for $2.3 million.

(16) Acquisition-Related Liabilities

A number of acquisition-related liabilities have been recorded subject to terms in the relevant purchase agreements, including deferred consideration and noncompete payments. Noncompete payments have been accrued where certain former owners of newly acquired companies have entered into standard noncompete arrangements. Subject to terms and conditions stated in these noncompete agreements, payments are generally made over a five-year period. Deferred consideration is purchase price consideration paid in the future as agreed to in the purchase agreement and is not contingent on future events. Deferred consideration is generally scheduled to be paid in years ranging from 5 to 20 years in annual installments. The remaining payments due under these noncompete and deferred consideration agreements are as follows:

2017	14,967
2018	12,827
2019	8,362
2020	7,228
2021	7,228
Thereafter	6,813
Total scheduled payments	57,425
Present value adjustments	(12,264)
Total noncompete obligations and deferred consideration	$45,161

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(17) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2016, January 2, 2016 and December 27, 2014 was as follows:

	2016	2015	2014
Cash payments:
Interest	$82,540	$89,102	$64,097
Income taxes	2,645	1,685	1,361
Non cash financing activities:
Purchase of noncontrolling interest in Continental Cement	$—	$(29,102)	$—
Stock Dividend	(26,939)	(16,847)	—
Exchange of LP units to shares of Class A	953,752	—	—

(18) Leasing Arrangements

Rent expense, which primarily relates to land, plants and equipment, during the years ended December 31, 2016, January 2, 2016 and December 27, 2014 was $18.6 million, $12.1 million and $5.5 million, respectively. The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 31, 2016, January 2, 2016 and December

27, 2014 was $15.6 million, $12.6 million and $9.0 million, respectively. Minimum contractual commitments for the subsequent five years under long-term operating leases and under royalty agreements are as follows:

	Operating	Royalty
	Leases	Agreements
2017	$7,673	$5,288
2018	5,841	5,122
2019	4,852	4,723
2020	4,169	4,540
2021	3,340	4,241

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

(20) Employee Long Term Incentive Plan

Prior to the IPO and Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership interests (Class A-1, Class A-2, Class B-1, Class C, Class D-1 and Class D-2), each of which was subject to unique distribution rights. There were no outstanding Class A-2 interests as of the date of Reclassification (as defined below). A portion, but not all, of the Class D-1 and D-2 units were vested. As of their respective grant date, approximately half of the Class D-1 units were subject to a vesting period of five years (“time-vesting interests”), 20% on the first anniversary of the grant date and the remaining 80% vested monthly over a period of four years following the first anniversary date. Approximately half of the D-1 units and all of the D-2 units vested upon Summit Holdings’ investors achieving certain investment returns (“performance-vesting interests”). The fair value of the time-vesting Class D units granted in 2014 totaled $0.6 million. The weighted-average grant-date fair value in 2014 was $1,368.

In connection with the IPO and the Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating the LP Units (“Reclassification”). Immediately following the Reclassification, 69,007,297 LP Units were outstanding, of which 575,256 time-vesting interests were not fully vested and 2,425,361 performance-vesting interests were not vested.

In addition, in substitution for part of the economic benefit of the Class C and Class D interests that was not reflected in the conversion of such interests to LP Units, warrants were issued to holders of Class C interests to purchase an aggregate of 160,333 shares of Class A common stock, and options were issued to holders of Class D interests to purchase an aggregate of 4,358,842 shares of Class A common stock (“leverage restoration options”). The exercise price of the warrants and leverage restoration options is the IPO price of $18.00 per share. In conjunction with the Reclassification of the equity-based awards, the Company recognized a $14.5 million modification charge in general and administrative expenses in the year ended January 2, 2016.

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

The Company also granted 240,000 options to purchase shares of Class A common stock under the Omnibus Incentive Plan to certain employees some of whom had not previously been granted equity-based interests. These stock options have an exercise price of $18.00 per share, the IPO price, and are subject to a time-based vesting condition that will be satisfied with respect to 25% of the award on each of the first four anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date. The weighted-average grant date fair value of all stock options granted in 2015 was $9.00 per stock option.

In the year ended December 31, 2016, Summit Inc. acquired 45,124,528 LP Units in exchange for an equal number of shares of Class A common stock, of which 37,933,804 LP Units were exchanged by certain investment funds associated with or designated by The Blackstone Group L.P. (“Blackstone”). Blackstone subsequently sold the shares of Class A common stock it received through underwritten public offerings. As a result of these transactions and Blackstone’s prior exchange and sale of LP Units, the performance target associated with certain LP Units and leverage restoration options which was based on Blackstone receiving a 1.75 times return on its initial investment, was achieved, which had historically been considered improbable for accounting purposes.

In addition, on August 9, 2016, the Board of Directors of Summit Inc. determined that it was in the best interest of the Company to waive the 3.0 times threshold on the remaining unvested performance-based LP Units and leverage restoration options. The waiver of the 3.0 times threshold was accounted for as a modification of the applicable LP Units and stock options whereby the performance metric was previously considered improbable and became probable with the modification. The fair value of the LP Units was based on the closing stock price of Summit Inc.’s shares of Class A common stock on the modification date and the fair value of the affected options was determined using the Black-Scholes, Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The assumptions used included the $18.00 exercise price, 1.55% risk-free interest rate, no dividend yield, a 48% volatility rate and expected term of approximately 9 years. The Company recognized $37.3 million in general and administrative expenses in the year ended December 31, 2016 related to the vesting of these performance-based awards, which does not include expense on the stock options that will be recognized over the remaining 4-year vesting period. As of December 31, 2016 and January 2, 2016, 190,020 and 411,727 respectively, of time-vesting LP Units were unvested and 187,879 vested during the year ended December 31, 2016.

In 2016, 2,822,259 stock options, 363,800 restricted stock units and 130,691 performance stock units were granted. Excluding 34,928 restricted stock units that have a one-year vesting period, these awards vest over three years at a rate of 33.3% of the award on each of the first three anniversaries, subject to the employee’s continued employment through the applicable vesting date. These stock options have an exercise price between $17.07 per share and $21.63 per share.

In 2015, 10,000 restricted stock units were granted at a weighted-average grant date fair value of $23.79 per restricted stock unit, which vest over four years at a rate of 25% of the award on each of the first four anniversaries, subject to the employee’s continued employment through the applicable vesting date. The fair value of restricted stock units was determined based on the closing stock price of Summit Inc.’s Class A common shares on the date of grant.

The outstanding warrants, restricted stock units and options granted have a ten year contractual term at which point any unexercised awards are cancelled. As of December 31, 2016, 5,473,736 awards have been granted under the Omnibus Incentive Plan of the 13,500,000 shares of Class A common stock authorized for issuance. The following table summarizes information for the equity awards granted in 2016:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-	Number of	average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	performance	date fair value
	options	per unit	stock units	per unit	stock units	per unit	stock units	per unit
Beginning balance—January 2, 2016	2,265,584	$9.00	10,000	$23.79	—	$—	160,333	$18.00
Granted	2,822,259	8.90	363,800	17.52	130,691	18.71	—	—
Forfeited	(73,046)	9.08	(18,698)	18.65	—	—	—	—
Exercised	(24,354)	8.78	—	—	—	—	—	—
Vested	—	—	(2,500)	23.79	—	—	—	—
Balance—December 31, 2016	4,990,443	$8.95	352,602	$17.77	130,691	$18.71	160,333	$18.00

The fair value of the time-vesting options granted in 2016 and 2015 was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The fair value of the performance stock units granted in 2016 and the Class D units granted in 2014 was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2016, 2015 and 2014:

				Performance
	Options			Stock Units
	2016	2015	2014	2016
Risk-free interest rate	1.75% - 1.97%	1.68% - 1.92%	0.50% - 0.68%	0.88%
Dividend yield	None	None	None	None
Volatility	48%	50%	58%	37%
Expected term	10 Years	7 - 10 years	3 - 4 Years	3 Years

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $49.9 million, $19.9 million and $2.2 million in the years ended December 31, 2016, January 2, 2016 and December 27, 2014, respectively. As of December 31, 2016, unrecognized compensation cost totaled $29.9 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 2.8 years as of year-end 2016.

As of December 31, 2016, the intrinsic value of outstanding options, restricted stock units and performance stock units was $29.2 million, $8.4 million and $3.1 million, respectively, and the remaining contractual term was 8.3 years, 9.2 years and 9.2 years, respectively. The weighted average strike price of stock options outstanding as of December 31, 2016 was $17.94 per share. At December 31, 2016, the intrinsic value of stock options exercised and restricted stock units vested were both $0.1 million. The intrinsic value of 1.1 million exercisable stock options as of December 31, 2016 was $6.4 million with a weighted average strike price of $18.03 and a weighted average remaining vesting period of 8.2 years.

(21) Segment Information

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 31, 2016, January 2, 2016 and December 27, 2014:

	2016	2015	2014
Revenue*:
West	$813,682	$804,503	$665,716
East	531,294	432,310	432,942
Cement	281,087	195,484	105,573
Total revenue	$1,626,063	$1,432,297	$1,204,231

*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2016	2015	2014
Adjusted EBITDA:
West	$167,434	$150,764	$102,272
East	126,007	92,303	73,822
Cement	112,991	74,845	35,133
Corporate and other	(35,085)	(30,384)	(22,194)
Total Adjusted EBITDA	371,347	287,528	189,033
Interest expense	97,536	84,629	86,742
Depreciation, depletion and amortization	147,736	118,321	86,955
Accretion	1,564	1,402	871
IPO/ Legacy equity modification costs	37,257	28,296	—
Loss on debt financings	—	71,631	—
Tax receivable agreement expense	14,938	—	—
Transaction costs	6,797	9,519	8,554
Management fees and expenses	(1,379)	1,046	4,933
Non-cash compensation	12,683	5,448	2,235
(Gain) loss on disposal and impairment of assets	3,805	(16,561)	8,735
Other	9,583	2,991	3,344
Income (loss) from continuing operations before taxes	$40,827	$(19,194)	$(13,336)

	2016	2015	2014
Purchases of property, plant and equipment
West	$77,335	$39,896	$31,968
East	45,492	26,268	23,702
Cement	25,408	17,151	15,959
Total reportable segments	148,235	83,315	71,629
Corporate and other	5,248	5,635	4,533
Total purchases of property, plant and equipment	$153,483	$88,950	$76,162

	2016	2015	2014
Depreciation, depletion, amortization and accretion:
West	$65,345	$53,727	$33,271
East	51,540	38,923	38,035
Cement	30,006	24,758	15,052
Total reportable segments	146,891	117,408	86,358
Corporate and other	2,409	2,315	1,468
Total depreciation, depletion, amortization and accretion	$149,300	$119,723	$87,826

	2016	2015	2014
Total assets:
West	$902,763	$821,479	$771,234
East	870,613	545,187	553,843
Cement	868,440	843,941	364,351
Total reportable segments	2,641,816	2,210,607	1,689,428
Corporate and other	139,650	185,572	23,225
Total	$2,781,466	$2,396,179	$1,712,653

	2016	2015	2014
Revenue by product*:
Aggregates	$264,609	$219,040	$161,496
Cement	250,349	167,696	89,911
Ready-mix concrete	395,917	350,262	274,220
Asphalt	239,419	252,031	237,510
Paving and related services	304,041	295,995	326,378
Other	171,728	147,273	114,716
Total revenue	$1,626,063	$1,432,297	$1,204,231

*       Revenue from the liquid asphalt terminals is included in asphalt revenue.

(22) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is shown below for the years ended December 31, 2016 and January 2, 2016. The basic and diluted earnings per share amounts for each period shown reflect retroactive application of 1,135,962 and 735,108 shares of Class A common stock issued as stock dividends in 2016 and 2015, respectively.

	2016				2015
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net revenue	$387,389	$480,210	$412,636	$208,039	$359,532	$426,286	$329,009	$175,139
Operating income (loss)	48,604	88,253	46,732	(29,555)	67,990	83,357	42,300	(59,006)
Income (loss) from continuing operations	6,049	61,106	21,505	(42,534)	45,816	33,815	(725)	(79,837)
Net income (loss)	6,049	61,106	21,505	(42,534)	47,416	33,872	33	(79,837)
Net income (loss) attributable to Summit Inc.	(290)	44,820	13,371	(21,118)	23,363	14,711	(205)	(10,151)

Basic earnings per share attributable to Summit Inc.	(0.00)	0.60	0.21	(0.42)	0.46	0.37	(0.01)	(0.36)
Diluted earnings per share attributable to Summit Inc.	(0.00)	0.60	0.21	(0.42)	0.46	0.37	(0.01)	(0.36)

(23) Subsequent Events

On January 10, 2017, Summit Inc. raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share. Summit Inc. used these proceeds to purchase an equal number of LP Units and intends to cause Summit Holdings to use a portion of the proceeds from the offering to acquire two materials-based companies for a combined purchase price of approximately $110 million in cash, with remaining net proceeds to be used for general corporate purposes, which may include, but is not limited to, funding acquisitions, repaying indebtedness, capital expenditures and funding working capital.

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, which, among other things, reduced the applicable margin in respect of the $640.3 million outstanding principal amount of term loans thereunder and included a 1.00% prepayment premium in connection with certain further repricing events that occur on or prior to the six-month anniversary of the effective date of Amendment No. 1. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Stockholders of Summit Materials, Inc.:

The management of Summit Materials, Inc. and Summit Materials, LLC is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of American Materials Company, or Boxley Materials Company, acquired on February 5, 2016 and March 18, 2016 respectively, which are included in our 2016 consolidated financial statements. American Materials Company represented 1.6% of our total assets as of December 31, 2016, and 0.9% of our total revenue for the year ended December 31, 2016. Boxley Materials Company represented 9.6% of our total assets as of December 31, 2016, and 5.8% of our total revenue for the year ended December 31, 2016. Based on our evaluation we believe that, as of December 31, 2016 our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of Summit Materials, Inc.’s internal control over financial reporting. The KPMG report immediately follows this report. This annual report does not include an attestation report of Summit Materials, LLC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Summit Materials, LLC’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

/s/ Thomas W. Hill	/s/ Brian J. Harris
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Summit Materials, Inc.:

We have audited Summit Materials, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Summit Material, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Summit Materials, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Materials, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Summit Materials, Inc. acquired Boxley Materials during 2016, and management excluded from its assessment of the effectiveness of Summit Materials, Inc. and subsidiaries’s internal control over financial reporting as of December 31, 2016, Boxley Materials’ internal control over financial reporting associated with total assets of $269,915,000 and total revenues of $94,303,000 included in the consolidated financial statements of Summit Materials, Inc. and subsidiaries as of and for the fiscal year ended December 31, 2016. Our audit of internal control over financial reporting of Summit Materials, Inc. also excluded an evaluation of the internal control over financial reporting of Boxley Materials.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Summit Materials, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and changes in redeemable noncontrolling interest and stockholders’ equity for each of the fiscal years ended December 31, 2016, January 2, 2016 and December 27, 2014, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 28, 2017

Changes in Internal Control

There was no change in Summit Materials, Inc.’s  or Summit Materials, LLC’s internal control over financial reporting that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

ITEM  9B.OTHER INFORMATION.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly held equity interests of the Company during the fiscal year ended December 31, 2016, by Travelport Worldwide Limited and NCR Corporation, each of which may have been considered the Company's affiliate during the fiscal year ended December 31, 2016.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2016.

The Company will hold its annual meeting of stockholders on May 17, 2017 and anticipates filing a definitive proxy statement relating to the meeting on or about March 30, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is included in the sections entitled “Item 1–Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to the 2017 annual meeting of stockholders (the “2017 Proxy Statement”) is incorporated herein by reference, except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S–K has been included in Part 1 of this Annual Report on Form 10–K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Beneficial Ownership of Shares” in our 2017 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	13,500,000	$17.89	8,026,264

(1)	Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of December 31, 2016, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the heading “Item 2—Ratification of Appointment of KPMG LLP”  included in our 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.Financial statements:

Financial statements for Summit Inc. and Summit LLC are included under Item 8 of this report, which incorporates Exhibit 99.1 with respect to Summit LLC.

2.Financial statement schedules:

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

3.Exhibits:

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

4.2

First Supplemental Indenture, dated as of July 17, 2015, among Kilgore Partners, L.P., Lewis & Lewis, Inc., Summit Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on July 27, 2015 (File No. 333-205561)).

4.3

Second Supplemental Indenture, dated as of October 7, 2015, between LeGrand Johnson Construction Co. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Summit Materials, LLC’s Registration Statement on Form S-4 filed on December 11, 2015 (File No. 333-208471)).

4.4

Third Supplemental Indenture, dated as of November 19, 2015, by and among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Summit Materials, LLC’s Current Report on Form 8-K filed on November 19, 2015 (File No. 333-187556)).

4.5

Fourth Supplemental Indenture, dated as of February 3, 2016, between Pelican Asphalt Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Registrants’ Annual Report on Form 10-K filed on February 22, 2016 (001-36873)).

4.6

Fifth Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (001-36873)).

4.7

Sixth Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed August 10, 2016 (001-36873)).

4.8

Seventh Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.9	Form of 6.125% Senior Note due 2023 (included in Exhibit 4.1)

4.10

Indenture dated as of March 8, 2016, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the Registrants’ Current Report on Form 8-K filed on March 8, 2016 (File No. 001-36873)).

4.11

First Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (001-36873)).

4.12

Second Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 10, 2016 (001-36873)).

4.13

Third Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation , R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.14	Form of 8.500% Senior Note due 2022 (included in Exhibit 4.10).

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

10.11+	Form of Restricted Stock Unit Award Notice and Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (001-36873)).

10.12+

Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (001-36873)).

10.13+

Form of Nonqualified Stock Option Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (001-36873)).

10.14+	Form of Performance Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (001-36873)).

10.15+

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.16

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

10.17

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

10.19

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

10.20

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

10.21

Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.22

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

10.23

Amendment No. 1, dated as of January 19, 2017, to the Amended and Restated Credit Agreement, dated as of July 17, 2015, among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed January 19, 2017 (001-36873)).

10.24

Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC (incorporated by reference to Exhibit 10.6 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.25

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

10.27+

Form of Management Interest Subscription Agreement for directors (incorporated by reference to Exhibit 10.9 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.28+

Employment Agreement, dated July 30, 2009, by and between Summit Materials Holdings L.P. and Thomas Hill (incorporated by reference to Exhibit 10.5 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.29+

Employment Agreement, dated December 29, 2011, by and between Summit Materials Holdings L.P. and Douglas Rauh (incorporated by reference to Exhibit 10.6 to Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.30+

Employment Agreement, dated November 11, 2013, by and between Summit Materials Holdings L.P. and Kevin Gill (incorporated by reference to Exhibit 10.12 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.31+

Employment Agreement, dated as of December 3, 2013, between Summit Materials Holdings L.P. and Brian J. Harris (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s current Quarterly Report on Form 8-K/A, filed December 4, 2013 (File No. 333-187556)).

10.32

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

10.33+	Michael J. Brady offer letter (incorporated by reference to Exhibit 10.19 of Summit Materials, LLC’s Annual Report on Form 10-K, filed February 23, 2015 (File No. 333-187556)).

10.34+	Damian J. Murphy offer letter (incorporated by reference to Exhibit 10.30 to the Registrants’ Annual Report on Form 10-K, filed February 22, 2016 (001-36873)).

10.35+

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

ITEM  16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: February 28, 2017	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 28th day of February 2017.

Signature	Title

/s/ Thomas W. Hill	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)
Thomas W. Hill

/s/ Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Harris
/s/ Joseph S. Cantie	Director of Summit Materials, Inc.
Joseph S. Cantie

/s/ Ted A. Gardner	Director of Summit Materials, Inc.
Ted A. Gardner

/s/ Julia C. Kahr	Director of Summit Materials, Inc.
Julia C. Kahr

/s/ Howard L. Lance	Director of Summit Materials, Inc.
Howard L. Lance

/s/ John R. Murphy	Director of Summit Materials, Inc.
John R. Murphy

/s/ Neil P. Simpkins	Director of Summit Materials, Inc.
Neil P. Simpkins

/s/ Anne K. Wade	Director of Summit Materials, Inc.
Anne K. Wade

/s/ Steven H. Wunning	Director of Summit Materials, Inc.
Steven H. Wunning

/s/ Steven H. Wunning	Director of Summit Materials, Inc.
Steven H. Wunning