Form 10-Q
period 2017-04-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2017-05-03
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Summit Materials, Inc.			Yes ☒	No ◻
Summit Materials, LLC			Yes ☒	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Summit Materials, Inc.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	◻	(Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

			Emerging growth company	☐
Exchange Act.	◻

Summit Materials, LLC

Large accelerated filer	◻		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

			Emerging growth company	☐
Exchange Act.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.			Yes ◻	No ☒
Summit Materials, LLC			Yes ◻	No ☒

As of April 26, 2017, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 106,403,740 and 100 respectively.

As of April 26, 2017, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of April 1, 2017, its sole material asset was a 95.6% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8  1/2% senior notes due 2022 (“2022 Notes”) and our 6 1/8% senior notes due 2023 (“2023 Notes” and collectively with the 2022 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the three months ended April 1, 2017 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

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

•	“AMC" refers to American Materials Company;

•	“Boxley” refers to Boxley Materials Company;

•	“Sierra” refers to Sierra Ready Mix, LLC;

•	"Oldcastle Assets" refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	“Weldon’’ refers to Weldon Real Estate, LLC;

•	“Rustin” refers to H.C. Rustin Corporation;

•	“RD Johnson” refers to R.D. Johnson Excavating Company, LLC and Asphalt Sales of Lawrence, LLC;

•	“Angelle Assets” refers to two cement terminal operations located in Port Allen and LaPlace, LA.;

•	“Midland Concrete” refers to Midland Concrete Ltd.;

•	“Everist Materials” refers to Everist Materials, LLC;

•	“Razorback” refers to Razorback Concrete Company;

•	“Sandidge Concrete” refers to Sandidge Manufacturing, Inc.;

•	“Carolina Sand” refers to Carolina Sand, LLC.;

•	“Hanna’s Bend” refers to Hanna’s Bend Aggregate, Ltd.;

•	“Winvan Paving” refers to Winvan Paving Ltd.;

•	“LP Units” refers to the Summit Holdings’ outstanding Class A Units;

•	“IPO” refers to initial public offering; and

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of April 1, 2017. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

(1)	U.S. Securities and Exchange Commission (“SEC”) registrant.
(2)

The shares of Class B Common Stock are currently held by pre-initial public offering investors, including certain members of management or their family trusts that directly hold LP Units.  A holder of Class B Common Stock is entitled, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of LP Units held by such holder.

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

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 1,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$156,107	$143,392
Accounts receivable, net	154,844	162,377
Costs and estimated earnings in excess of billings	14,926	7,450
Inventories	186,998	157,679
Other current assets	12,038	12,800
Total current assets	524,913	483,698
Property, plant and equipment, less accumulated depreciation, depletion and amortization (April 1, 2017 - $518,554 and December 31, 2016 - $484,554)	1,528,259	1,446,452
Goodwill	848,034	782,212
Intangible assets, less accumulated amortization (April 1, 2017 - $5,700 and December 31, 2016 - $7,854)	17,685	17,989
Other assets	52,972	51,115
Total assets	$2,971,863	$2,781,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,500	$6,500
Current portion of acquisition-related liabilities	17,852	24,162
Accounts payable	105,390	81,565
Accrued expenses	100,720	111,605
Billings in excess of costs and estimated earnings	12,860	15,456
Total current liabilities	243,322	239,288
Long-term debt	1,513,057	1,514,456
Acquisition-related liabilities	33,715	32,664
Other noncurrent liabilities	134,049	135,019
Total liabilities	1,924,143	1,921,427
Commitments and contingencies (see note 10)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 106,403,740 and 96,033,222 shares issued and outstanding as of April 1, 2017 and December 31, 2016, respectively	1,065	961
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 100 shares issued and outstanding as of April 1, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,068,156	824,304
Accumulated (deficit) earnings	(33,416)	19,028
Accumulated other comprehensive loss	(1,186)	(2,249)
Stockholders’ equity	1,034,619	842,044
Noncontrolling interest in consolidated subsidiaries	1,280	1,378
Noncontrolling interest in Summit Holdings	11,821	16,617
Total stockholders’ equity	1,047,720	860,039
Total liabilities and stockholders’ equity	$2,971,863	$2,781,466

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended
	April 1,	April 2,
	2017	2016
Revenue:
Product	$225,017	$180,102
Service	34,027	27,937
Net revenue	259,044	208,039
Delivery and subcontract revenue	25,233	20,340
Total revenue	284,277	228,379
Cost of revenue (excluding items shown separately below):
Product	166,968	132,396
Service	25,371	24,054
Net cost of revenue	192,339	156,450
Delivery and subcontract cost	25,233	20,340
Total cost of revenue	217,572	176,790
General and administrative expenses	58,468	45,370
Depreciation, depletion, amortization and accretion	39,748	32,360
Transaction costs	1,273	3,316
Operating loss	(32,784)	(29,457)
Interest expense	24,969	21,577
Loss on debt financings	190	—
Other income, net	(657)	(334)
Loss from operations before taxes	(57,286)	(50,700)
Income tax benefit	(2,178)	(8,166)
Net loss	(55,108)	(42,534)
Net loss attributable to noncontrolling interest in subsidiaries	(98)	(79)
Net loss attributable to Summit Holdings	(2,566)	(21,337)
Net loss attributable to Summit Inc.	$(52,444)	$(21,118)
Loss per share of Class A common stock:
Basic	$(0.50)	$(0.42)
Diluted	$(0.50)	$(0.42)
Weighted average shares of Class A common stock:
Basic	105,171,661	50,882,663
Diluted	105,171,661	50,882,663

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Operations

(In thousands)

	Three months ended
	April 1,	April 2,
	2017	2016
Net loss	$(55,108)	$(42,534)
Other comprehensive income:
Foreign currency translation adjustment	706	4,642
Income (loss) on cash flow hedges	412	(2,234)
Other comprehensive income	1,118	2,408
Comprehensive loss	(53,990)	(40,126)
Less comprehensive loss attributable to the noncontrolling interest in consolidated subsidiaries	(98)	(79)
Less comprehensive loss attributable to Summit Holdings	(2,511)	(20,127)
Comprehensive loss attributable to Summit Inc.	$(51,381)	$(19,920)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	April 1,	April 2,
	2017	2016
Cash flow from operating activities:
Net loss	$(55,108)	$(42,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	43,343	36,817
Share-based compensation expense	4,748	2,036
Deferred income tax benefit	(2,354)	(17)
Net gain on asset disposals	(1,665)	(1,683)
Non-cash loss on debt financings	85	—
Other	783	130
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	13,847	22,281
Inventories	(24,677)	(25,612)
Costs and estimated earnings in excess of billings	(7,480)	(1,981)
Other current assets	1,494	(9,583)
Other assets	(726)	351
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	4,169	(618)
Accrued expenses	(20,664)	(17,890)
Billings in excess of costs and estimated earnings	(2,703)	(2,552)
Other liabilities	1,369	(1,103)
Net cash used in operating activities	(45,539)	(41,958)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(112,333)	(249,111)
Purchases of property, plant and equipment	(51,056)	(39,125)
Proceeds from the sale of property, plant and equipment	4,325	6,019
Other	974	—
Net cash used for investing activities	(158,090)	(282,217)
Cash flow from financing activities:
Proceeds from equity offerings	237,600	—
Capital issuance costs	(638)	—
Proceeds from debt issuances	—	250,000
Debt issuance costs	(699)	(5,001)
Payments on debt	(3,566)	(3,458)
Payments on acquisition-related liabilities	(16,414)	(11,973)
Distributions from partnership	(79)	—
Other	40	—
Net cash provided by financing activities	216,244	229,568
Impact of foreign currency on cash	100	446
Net increase (decrease) in cash	12,715	(94,161)
Cash and cash equivalents—beginning of period	143,392	186,405
Cash and cash equivalents—end of period	$156,107	$92,244

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

		Summit Materials, Inc.

			Accumulated
	Noncontrolling	Accumulated	Other	Class A		Class B		Additional	Noncontrolling	Total
	Interest in	Earnings	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Subsidiaries	(Deficit)	Loss	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 31, 2016	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

Net loss	(98)	(52,444)	—	—	—	—	—	—	(2,566)	(55,108)
Issuance of Class A Shares	—	—	—	10,000,000	100	—	—	238,357	(1,496)	236,961
LP Unit exchanges	—	—	—	236,095	2	—	—	708	(710)	—
Other comprehensive income	—	—	1,063	—	—	—	—	—	55	1,118
Share-based compensation	—	—	—	—	—	—	—	4,748	—	4,748
Distributions from partnership	—	—	—	—	—	—	—	—	(79)	(79)
Other		—	—	134,423	2	—	—	39	—	41
Balance — April 1, 2017	$1,280	$(33,416)	$(1,186)	106,403,740	$1,065	100	$—	$1,068,156	$11,821	$1,047,720

Balance — January 2, 2016	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	$619,003	$138,233	$767,860

Net loss	(79)	(21,118)	—	—	—	—	—	—	(21,337)	(42,534)
Issuance of Class A Shares	—	—	—	1,038	1	—	—	(115)	—	(114)
Other comprehensive income	—	—	1,198	—	—	—	—	—	1,210	2,408
Share-based compensation	—	(1,684)	—	—	—	—	—	3,720	—	2,036
Balance — April 2, 2016	$1,283	$(11,932)	$(1,597)	49,746,982	$498	69,007,297	$690	$622,608	$118,106	$729,656

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

Equity Offering—On January 10, 2017, Summit Inc. raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share. Summit Inc. used these proceeds to purchase an equal number of limited partnership interests in Summit Holdings (“LP Units”) and caused Summit Holdings to use a portion of the proceeds from the offering to acquire two materials-based companies for a combined purchase price of approximately $110 million in cash, with remaining net proceeds to be used for general corporate purposes, which may include, but is not limited to, funding acquisitions, repaying indebtedness, capital expenditures and funding working capital.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2016. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of April 1, 2017 and the results of operations and cash flows for the three months ended April 1, 2017 and April 2, 2016.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As a result of the Reorganization, Summit Holdings became a variable interest entity over which Summit Inc. has 100% voting power and control and for which Summit Inc. has the obligation to absorb losses and the right to receive benefits. As a result, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 4.4% and 5.1% as of April 1, 2017 and December 31, 2016, respectively.

Noncontrolling interests in consolidated subsidiaries represent a 20% ownership in Ohio Valley Asphalt, LLC. The Company attributes consolidated stockholders’ equity and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended April 1, 2017 and April 2, 2016.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of April 1, 2017 and December 31, 2016 was:

	April 1,	December 31,
	2017	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$3,188	$9,288
Cash flow hedges	816	942
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$10,598	$2,377
Cash flow hedges	1,123	1,438

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives in the three months ended April 1, 2017 and April 2, 2016.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of April 1, 2017 and December 31, 2016 was:

	April 1, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,582,213	$1,534,654	$1,586,102	$1,536,065

Level 3
Current portion of deferred consideration and noncompete obligations(2)	14,664	14,664	14,874	14,874
Long term portion of deferred consideration and noncompete obligations(3)	23,117	23,117	30,287	30,287

(1)	$6.5 million included in current portion of debt as of April 1, 2017 and December 31, 2016.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

New Accounting Standards — In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component be reported in the same line item as employer compensation costs and that the other components of periodic pension costs be reported outside of operating income. The ASU also restricts capitalization of costs to the service cost component. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The Company early adopted this ASU as of the beginning of fiscal year 2017, on a retrospective basis; accordingly, the Company reclassified $98,000 from product cost of revenue to other income in the three months ended April 2, 2016 to conform to the current year presentation.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment,  which eliminates the two step goodwill impairment test and replaces it with a single step test.  The single step test compares the carrying amount of a reporting unit to its fair value; if the carrying amount is greater than the fair value the difference is the amount of the goodwill impairment.  Step zero is left unchanged. Therefore, entities that wish to do a qualitative assessment are still permitted to do so. The ASU is effective for SEC filers for fiscal years beginning after December 15, 2020. However, the Company early adopted this ASU as of the beginning of fiscal year 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires that the income tax effect of share-based awards be recognized in the income statement and allows entities to elect an accounting method to recognize forfeitures as they occur or to estimate forfeitures. The Company early adopted this ASU as of the beginning of fiscal year 2016 and made an election to recognize forfeitures as they occur. The ASU adoption was applied using a modified retrospective method by means of a $1.7 million cumulative-effect adjustment to accumulated earnings (deficit) as of the beginning of the fiscal year.

2.ACQUISITIONS

The Company has completed numerous acquisitions since its formation, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The following acquisitions completed in the three months ended April 1, 2017 and in fiscal 2016 were not material individually, or when combined:

West segment:

•

On January 30, 2017, the Company acquired Everist Materials, LLC (“Everist Materials”), a vertically integrated aggregates, ready-mix concrete, and paving business based in Silverthorne, Colorado, with two aggregates plants, five ready-mix plants and two asphalt plants.

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

East segment:

•	On March 17, 2017, the Company acquired Sandidge Concrete (“Sandidge”), a ready-mix concrete company with three plants servicing the Columbia, Missouri market.

•	On February 24, 2017, the Company acquired Razorback Concrete Company (“Razorback”), an aggregates-based business with ready-mix concrete operations in central and northeastern Arkansas.

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

•	On February 5, 2016, the Company acquired American Materials Company (“AMC”), an aggregates company with five sand and gravel pits servicing coastal North and South Carolina.

Cement segment

•	On August 30, 2016, the Company acquired two river-supplied cement and fly-ash distribution terminals in Southern Louisiana.

The purchase price allocation, primarily the valuation of property, plant and equipment for the 2017 acquisitions, as well as certain of the 2016 acquisitions has not yet been finalized due to the timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Three months ended	Year Ended
	April 1,	December 31,
	2017	2016

Financial assets (1)	$6,856	$22,204
Inventories	4,603	17,215
Property, plant and equipment	51,253	180,321
Intangible assets	13	5,531
Other assets	1,174	6,757
Financial liabilities (1)	(5,147)	(20,248)
Other long-term liabilities	(1,592)	(36,074)
Net assets acquired	57,160	175,706
Goodwill	64,993	176,319
Purchase price	122,153	352,025
Acquisition related liabilities	(9,820)	(17,034)
Other	—	1,967
Net cash paid for acquisitions	$112,333	$336,958

(1)	In the first quarter of 2017, we reclassified $1.2 million of accounts payable overdrafts from financial assets to financial liabilities for the year ended December 31, 2016.

Changes in the carrying amount of goodwill, by reportable segment, from December 31, 2016 to April 1, 2017 are summarized as follows:

	West	East	Cement	Total
Balance, December 31, 2016	$334,257	$243,417	$204,538	$782,212
Acquisitions(1)	57,042	8,235	118	65,395
Foreign currency translation adjustments	427	—	—	427
Balance, April 1, 2017	$391,726	$251,652	$204,656	$848,034

Accumulated impairment losses as of April 1, 2017 and December 31, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)	Reflects goodwill from 2017 acquisitions and working capital adjustments from prior year acquisitions.

The Company’s intangible assets are primarily composed of goodwill, lease agreements and reserve rights. The assets related to lease agreements reflect the submarket royalty rates paid under agreements, primarily for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but does not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases. The following table shows intangible assets by type and in total:

	April 1, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,902	$(3,547)	$12,355	$15,888	$(3,382)	$12,506
Reserve rights	6,234	(1,358)	4,876	8,706	(3,710)	4,996
Trade names	1,000	(683)	317	1,000	(658)	342
Other	249	(112)	137	249	(104)	145
Total intangible assets	$23,385	$(5,700)	$17,685	$25,843	$(7,854)	$17,989

Amortization expense totaled $0.3 million and $0.4 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to April 1, 2017 is as follows:

2017 (nine months)	$949
2018	1,279
2019	1,260
2020	1,177
2021	1,135
2022	1,135
Thereafter	10,750
Total	$17,685

3.ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of April 1, 2017 and December 31, 2016:

	April 1,	December 31,
	2017	2016
Trade accounts receivable	$147,501	$152,845
Retention receivables	10,136	12,117
Receivables from related parties	355	721
Accounts receivable	157,992	165,683
Less: Allowance for doubtful accounts	(3,148)	(3,306)
Accounts receivable, net	$154,844	$162,377

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of April 1, 2017 and December 31, 2016:

	April 1,	December 31,
	2017	2016
Aggregate stockpiles	$114,226	$103,073
Finished goods	47,968	35,071
Work in process	5,409	6,440
Raw materials	19,395	13,095
Total	$186,998	$157,679

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 1, 2017 and December 31, 2016:

	April 1,	December 31,
	2017	2016
Interest	$18,341	$22,991
Payroll and benefits	18,217	30,546
Capital lease obligations	17,396	11,766
Insurance	11,047	11,966
Non-income taxes	7,714	5,491
Professional fees	2,244	2,459
Other(1)	25,761	26,386
Total	$100,720	$111,605

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.DEBT

Debt consisted of the following as of April 1, 2017 and December 31, 2016:

	April 1,	December 31,
	2017	2016
Term Loan, due 2022:
$638.6 million and $640.3 million, net of $2.4 million and $2.6 million discount at April 1, 2017 and December 31, 2016, respectively	$636,186	$637,658
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.5 million and $1.6 million discount at April 1, 2017 and December 31, 2016, respectively	648,468	648,407
Total	1,534,654	1,536,065
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,528,154	$1,529,565

The contractual payments of long-term debt, including current maturities, for the five years subsequent to April 1, 2017, are as follows:

2017 (nine months)	$4,875
2018	4,875
2019	6,500
2020	8,125
2021	6,500
2022	857,750
Thereafter	650,000
Total	1,538,625
Less: Original issue net discount	(3,971)
Less: Capitalized loan costs	(15,097)
Total debt	$1,519,557

Senior Notes— On March 8, 2016, Summit LLC and Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC ("Finance Corp." and with Summit LLC, the “Issuers”) issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley, replenish cash used for the acquisition of AMC and pay expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016 (as amended and supplemented, the “2016 Indenture”). The 2016 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2016 Indenture also contains customary events of default. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the "2023 Notes” and collectively with the 2022 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2016 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

As of April 1, 2017 and December 31, 2016, the Company was in compliance with all financial covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the original aggregate amount of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date, which is July 17, 2022.

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which, among other things, reduced the applicable margin in respect of the $640.3 million outstanding principal amount of term loans thereunder and included a 1.00% prepayment premium in connection with certain further repricing events that occur on or prior to the six-month anniversary of the effective date of Amendment No. 1. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1.

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

There were no outstanding borrowings under the revolving credit facility as of April 1, 2017 and December 31, 2016, leaving remaining borrowing capacity of $215.4 million as of April 1, 2017, which is net of $19.6 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of April 1, 2017 and December 31, 2016, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

Interest expense related to debt totaled $21.6 million and $18.3 million in the three months ended April 1, 2017 and April 2, 2016, respectively.

The following table presents the activity for the deferred financing fees for the three months ended April 1, 2017 and April 2, 2016:

Deferred financing fees
Balance—December 31, 2016	$18,290
Loan origination fees	699
Amortization	(917)
Write off of deferred financing fees	(45)
Balance—April 1, 2017	$18,027

Balance—January 2, 2016	$15,892
Loan origination fees	5,001
Amortization	(729)
Balance—April 2, 2016	$20,164

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of April 1, 2017 or December 31, 2016.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	loss
Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Foreign currency translation adjustment	—	670	—	670
Income on cash flow hedges	—	—	393	393
Balance — April 1, 2017	$1,450	$(2,436)	$(200)	$(1,186)

Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Foreign currency translation adjustment	—	2,309	—	2,309
Loss on cash flow hedges	—	—	(1,111)	(1,111)
Balance — April 2, 2016	$1,049	$(1,070)	$(1,576)	$(1,597)

8.INCOME TAXES

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

As of April 1, 2017 and December 31, 2016, Summit Inc. had a valuation allowance on net deferred tax assets of $517.2 million and $502.8 million, respectively, which primarily consisted of a temporary difference related to the tax intangible assets basis in excess of book.

In assessing the realizability of deferred tax assets, including the deferred tax assets generated under the tax receivable agreement described below, management determined that it was more likely than not that a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. Considering these factors, an increase in valuation allowance was recorded, which has resulted in no provision for the three months ended April 1, 2017. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

Tax Receivable Agreement—The Company is party to a tax receivable agreement with the holders of LP Units and certain other pre-initial public offering owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In the three months ended April 1, 2017, 236,095 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. This exchange resulted in a deferred tax asset of approximately $2.7 million, 85% of which is a liability due to the holders of the exchanged LP Units. As discussed above, a valuation allowance was recognized on the deferred tax asset. As realization of the full tax benefit is not currently deemed probable, the related liability to the former holders of LP Units exchanged is not considered probable and is not included in the consolidated balance sheet. The Company considers all available evidence (both positive and negative), including continuing periods of income and other tax planning strategies, in determining whether realization of the tax benefit is more likely than not.  The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the tax benefit will be realized. If this were to occur through regular operations, the valuation allowance, or portion thereof, would be released with a corresponding charge to Other Expense for the liability due to former LP Unit holders equal to 85% of the valuation allowance release.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the three months ended April 1, 2017 $79,000 of tax distribution payments and none were made for the three months ended April 2, 2016.

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

As of April 1, 2017 and December 31, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three months ended April 1, 2017, or April 2, 2016.

9.    NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding and diluted net loss is computed by dividing net loss, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic loss per share:

	Three months ended
	April 1,	April 2,
	2017	2016
Net loss attributable to Summit Inc.	$(52,444)	$(21,118)
Weighted average shares of Class A shares outstanding	105,171,661	50,882,663
Basic loss per share	$(0.50)	$(0.42)

Excluded from the above calculations for the three months ended April 1, 2017 were 4,915,202 LP Units, 5,311,863 time-vesting stock options, 527,393 time-vesting restricted stock units, 211,455 market-based restricted stock units and 160,333 warrants, as they were antidilutive.

Excluded from the above calculations for the three months ended April 2, 2016 were 50,261,471 LP Units, 2,767,458 time-vesting stock options, 336,657 time-vesting restricted stock units, 130,691 market-based restricted stock units and 160,333 warrants, as they were antidilutive.

10.    COMMITMENTS AND CONTINGENCIES

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through April 1, 2017, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of April 1, 2017 and December 31, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of April 1, 2017 and December 31, 2016, $20.4 million and $18.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.9 million and $5.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of April 1, 2017 and December 31, 2016 were $67.6 million and $63.6 million, respectively.

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

11.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	April 1,	April 2,
	2017	2016
Cash payments:
Interest	$26,727	$28,129
Income taxes	230	269
Non cash financing activities:
Exchange of LP units to shares of Class A	5,753	—

12.    SEGMENT INFORMATION

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

The West and East segments are engaged in various activities including quarry mining, aggregate production and contracting. The Cement segment is engaged in the production of Portland cement. Assets employed by each segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

The following tables display selected financial data for the Company’s reportable business segments as of April 1, 2017 and December 31, 2016 and for the three months ended April 1, 2017 and April 2, 2016:

	Three months ended
	April 1,	April 2,
	2017	2016
Revenue*:
West	$143,219	$123,717
East	97,223	70,674
Cement	43,835	33,988
Total revenue	$284,277	$228,379

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	April 1,	April 2,
	2017	2016
Revenue by product*:
Aggregates	$61,622	$49,908
Cement	39,435	28,536
Ready-mix concrete	93,177	80,166
Asphalt	19,537	12,656
Paving and related services	36,296	27,148
Other	34,210	29,965
Total revenue	$284,277	$228,379

*Revenue from the liquid asphalt terminals is included in asphalt revenue.

	Three months ended
	April 1,	April 2,
	2017	2016
Adjusted EBITDA:
West	$15,699	$13,279
East	4,348	3,173
Cement	2,685	971
Corporate and other	(9,102)	(9,014)
Total Adjusted EBITDA	13,630	8,409
Interest expense	24,969	21,577
Depreciation, depletion and amortization	39,304	31,900
Accretion	444	460
Loss on debt financings	190	—
Transaction costs	1,273	3,316
Non-cash compensation	4,748	2,036
Other	(12)	(180)
Loss from continuing operations before taxes	$(57,286)	$(50,700)

	Three months ended
	April 1,	April 2,
	2017	2016
Purchases of property, plant and equipment
West	$26,562	$23,252
East	15,706	11,050
Cement	7,673	4,229
Total reportable segments	49,941	38,531
Corporate and other	1,115	594
Total purchases of property, plant and equipment	$51,056	$39,125

	Three months ended
	April 1,	April 2,
	2017	2016
Depreciation, depletion, amortization and accretion:
West	$15,663	$16,036
East	15,378	10,431
Cement	8,048	5,259
Total reportable segments	39,089	31,726
Corporate and other	659	634
Total depreciation, depletion, amortization and accretion	$39,748	$32,360

	April 1,	December 31,
	2017	2016
Total assets:
West	$1,015,778	$902,763
East	921,578	870,613
Cement	878,571	868,440
Total reportable segments	2,815,927	2,641,816
Corporate and other	155,936	139,650
Total	$2,971,863	$2,781,466

13.    RELATED PARTY TRANSACTIONS

Blackstone Advisory Partners L.P., an affiliate of Blackstone Management Partners L.L.C., served as an initial purchaser of $18.8 million of the 2022 Notes issued in March 2016, and received compensation in connection therewith.

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

Overview

We are one of the fastest growing construction materials companies in the United States. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply along the Mississippi River from Minneapolis to New Orleans. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertically-integrated business model creates opportunities to increase aggregates sales, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe provides us a competitive advantage in the markets we serve.

We have completed 53 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 20 U.S. states and British Columbia, Canada and 42 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

As of April 1, 2017, we had 2.9 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 300 sites and plants, to which we believe we have adequate road, barge and/or railroad access.

We operate in 21 U.S. states and British Columbia, Canada and currently have assets in 20 U.S. states and in British Columbia, Canada. We have three operating segments: West, East and Cement, which are also our reporting segments. The map below illustrates our geographic footprint:

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products in the local and regional markets and our ability to control operating costs.

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

o

In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the State Highway Fund each year.

o

In November 2015, voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the State Highway Fund. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the State Highway Fund.

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

As a vertically-integrated business, approximately 21% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 58% of the asphalt paving mix were laid by our paving crews during the three months ended April 1, 2017. Our backlog as of April 1, 2017, was 18.2 million tons of aggregates, 1.3 million cubic yards of ready-mix concrete, 3.1 million tons of asphalt and $472.1 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three months ended April 1, 2017 as compared to April 2, 2016, are:

•

Net revenue increased $51.0 million in the three months ended April 1, 2017 as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•

Our operating loss increased $3.3 million in the three months ended April 1, 2017 primarily due to increases in general and administrative expense resulting from increased headcount, salaries and benefits from recent completed acquisitions. Our general and administrative expenses in the first quarter of 2017 are a higher percentage of net revenue than in the same period in 2016, as our first quarter 2017 net loss was negatively impacted by the seasonal results from most of the 2016 acquisitions which were not fully reflected in our first quarter 2016 results due to the timing of those acquisitions.

•	In January 2017, we raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2017 and 2016:

•	On May 1, 2017, we acquired Winvan Paving, a paving and construction services company based in Vancouver, British Columbia.

•	On April 3, 2017, we acquired Carolina Sand, a sand and trucking business with four sand pits in northeastern South Carolina.

•	On April 3, 2017, we acquired Hanna’s Bend, an aggregates-based business with one sand and gravel pit servicing the Houston, Texas market.

•	On March 17, 2017, we acquired Sandidge Concrete, a ready-mix company with three plants servicing the Columbia, Missouri market.

•	On February 24, 2017, we acquired Razorback, an aggregates-based business with one of the larger ready-mix concrete operations in central and northeastern Arkansas.

•

On January 30, 2017, we acquired Everist Materials, a vertically integrated aggregates, ready-mix concrete, and paving business based in Silverthorne, Colorado, with two aggregates plants, five ready-mix plants and two asphalt plants.

•	On October 3, 2016, we acquired Midland Concrete, a ready-mix company with one plant servicing the Midland, Texas market.

•	On August 30, 2016, we acquired the Angelle Assets, including two Mississippi River cement distribution terminals in Southern Louisiana.

•	On August 26, 2016, we acquired RD Johnson, a large excavating business and asphalt operation based in Lawrence, Kansas.

•	On August 19, 2016, we acquired Rustin, a ready-mix company with 12 ready-mix plants servicing the southeast Oklahoma market.

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

Operating income (loss) reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the number and size of acquisitions completed each year.

The table below includes revenue and operating loss by segment for the three months ended April 1, 2017 and April 2, 2016.

	Three months ended
	April 1, 2017		April 2, 2016
		Operating		Operating
(in thousands)	Revenue	loss	Revenue	loss
West	$143,219	$(287)	$123,717	$(2,833)
East	97,223	(11,518)	70,674	(7,569)
Cement	43,835	(5,270)	33,988	(4,239)
Corporate(1)	—	(15,709)	—	(14,816)
Total	$284,277	$(32,784)	$228,379	$(29,457)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended April 1, 2017 and April 2, 2016.

	Three months ended
	April 1,	April 2,
	2017	2016
($ in thousands)
Net revenue	$259,044	$208,039
Delivery and subcontract revenue	25,233	20,340
Total revenue	284,277	228,379
Cost of revenue (excluding items shown separately below)	217,572	176,790
General and administrative expenses	58,468	45,370
Depreciation, depletion, amortization and accretion	39,748	32,360
Transaction costs	1,273	3,316
Operating loss	(32,784)	(29,457)
Interest expense (1)	24,969	21,577
Loss on debt financings	190	—
Other income, net	(657)	(334)
Loss from operations before taxes (1)	(57,286)	(50,700)
Income tax benefit	(2,178)	(8,166)
Net loss (1)	$(55,108)	$(42,534)

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.3 million less interest expense than Summit Inc., in both of the three months ended April 1, 2017 and April 2, 2016. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three months ended April 1, 2017 compared to the three months ended April 2, 2016

	Three months ended
	April 1,	April 2,
($ in thousands)	2017	2016	Variance
Net revenue	$259,044	$208,039	$51,005	24.5%
Operating loss	(32,784)	(29,457)	(3,327)	(11.3)%
Operating margin percentage	(12.7)%	(14.2)%
Adjusted EBITDA	$13,630	$8,409	$5,221	62.1%

Net revenue increased $51.0 million in the three months ended April 1, 2017, primarily resulting from our acquisition program. Of the increase in net revenue, $22.6 million was from increased sales of materials, $22.3 million was from increased sales of products, and $6.1 million was from increased service revenue. We also generated organic volume growth in our aggregates, cement and asphalt lines of business during the first quarter of 2017 over the prior year period. We also had organic price and volume growth in our materials businesses, which includes our aggregate and cement lines of business during the first quarter of 2017. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended April 1, 2017, $41.3 million and $9.7 million of the net revenue growth was from acquisitions and organic revenue, respectively. Operating loss increased by $3.3 million in the first quarter of 2017 as compared to the first quarter of 2016 as a result of an increase in our general administrative expenses, as well as an increase in our depreciation, depletion, amortization and accretion. Our general and administrative expenses increased due to additional headcount primarily from acquisition activity, as well as increased stock compensation resulting from grants in 2017. Our depreciation, depletion, amortization and accretion increased $7.4 million due to acquisitions completed in 2016.

Our operating margin percentage improved 150 basis points from (14.2)% to (12.7)% in the first quarter of 2017, as compared to the first quarter of 2016, due to pricing on materials and cement volume growth. Adjusted EBITDA increased $5.2 million to $13.6 million as described below.

Throughout 2016 and 2017, holders of Summit Holdings converted their LP Units to Class A Common Stock of Summit Inc. As a result, the ownership percentage of the noncontrolling interest decreased from 50.3% as of April 2, 2016 to 4.4% as of April 1, 2017.  Accordingly, although the amount of net loss increased by $12.6 million in the first quarter of 2017, the amount of net loss attributable to Summit Holdings decreased from $21.3 million in the first quarter of 2016 to $2.6 million in the first quarter of 2017.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended
	April 1,	April 2,
(in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$78,370	$65,057	$13,313
Cement	40,304	29,511	10,793
Ready-mix concrete	93,358	80,237	13,121
Asphalt	21,279	14,357	6,922
Paving and related services	50,276	35,668	14,608
Other	690	3,549	(2,859)
Total revenue	$284,277	$228,379	$55,898

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended April 1, 2017 and April 2, 2016 were as follows:

	Three months ended
	April 1, 2017		April 2, 2016
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	7,963	$9.84	6,962	$9.34	14.4%	5.4%
Cement	362	111.48	284	103.89	27.5%	7.3%
Ready-mix concrete	906	103.04	762	105.33	18.9%	(2.2)%
Asphalt	362	53.98	217	58.30	66.8%	(7.4)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Aggregates volumes were positively affected by the acquisitions completed in 2016 and early 2017, together with broad based growth in most of our markets, partially offset by declines in our Missouri and Houston markets. Organic aggregate volumes increased 0.6% in the first quarter of 2017 as compared to the same period a year ago primarily from Austin, northeast Texas and Utah, offset by a decline in Houston, Texas. In Houston, Texas, volumes were affected by softness in the residential construction market.  Aggregate pricing improved to $9.84 per ton, primarily coming from the Carolinas, Utah and northeast Texas.

Revenue from cement increased $10.8 million in the first quarter of 2017 as compared to the first quarter of 2016, due primarily to improved organic volume and improved average selling price. Our organic cement volumes increased 17.6% due to improved weather along the Mississippi river corridor and new customer acquisitions. Pricing for cement improved by 7.3% to $111.48 per ton in the first quarter of 2017 primarily resulting from the price increases implemented in 2016.

Revenue from ready-mix concrete increased $13.1 million, primarily from the acquisitions referred to above, offset by decreases in organic ready-mix volumes of 11.4%. Pricing for ready-mix concrete decreased by 2.2% to $103.04 per ton in the first quarter of 2017 primarily due to increased competition in our Houston market and product mix in our Las Vegas market.

Revenue from asphalt increased $6.9 million in the three months ended April 1, 2017. Our organic asphalt volumes increased 64.5% with the balance of the increased volumes coming from acquisitions. Our revenue in Austin, Texas, was higher in the first quarter of 2017 as an aggressive competitor contributed to the decrease in our paving and related services revenue in 2016. In the first quarter of 2017, our marketing efforts were able to improve our market share over 2016 levels in the Austin market. Pricing for asphalt declined 7.4% as liquid asphalt prices have decreased.

Other Financial Information

Income Tax Benefit

The income tax benefit of $2.2 million in the three months ended April 1, 2017 was primarily due to the benefit associated with the depletion in excess of GAAP depletion recognized in the C corporations in the three months ended April 1, 2017.

Segment results of operations

West Segment

	Three months ended
	April 1,	April 2,
($ in thousands)	2017	2016	Variance
Net revenue	$131,974	$113,847	$18,127	15.9%
Operating loss	(287)	(2,833)	2,546	89.9%
Operating margin percentage	(0.2)%	(2.5)%
Adjusted EBITDA	$15,699	$13,279	$2,420	18.2%

Net revenue in the West segment increased 15.9% in the three months ended April 1, 2017, primarily due to incremental revenue from the acquisition of Everist Materials in early 2017 and 2016 acquisitions of Midland Concrete, Rustin and Sierra in 2016.

The West segment’s operating loss improved $2.5 million and Adjusted EBITDA improved $2.4 million in the first quarter of 2017 as compared to 2016. The improvement in West operating loss and adjusted EBITDA was primarily due to higher organic average selling prices for aggregates and improved organic volume growth in asphalt, as well as contributions from the acquisitions mentioned above. As a result, the operating margin percentage in the West segment improved in the three months ended April 1, 2017 to (0.2)% as compared to the three months ended April 2, 2016 at (2.5)%.

Gross revenue by product/ service was as follows:

	Three months ended
	April 1,	April 2,
(in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$35,674	$33,594	$2,080
Ready-mix concrete	72,029	62,364	9,665
Asphalt	18,760	12,471	6,289
Paving and related services	29,133	23,850	5,283
Other	(12,377)	(8,562)	(3,815)
Total revenue	$143,219	$123,717	$19,502

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended April 1, 2017 from the three months ended April 2, 2016 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	3.0%	3.0%
Ready-mix concrete	19.6%	(3.4)%
Asphalt	71.0%	(7.9)%

Revenue from aggregates in the West segment increased $2.1 million primarily due to a 3.0% increase in both volumes and pricing. The increase in aggregates volumes was primarily in the Utah, Austin, northeast Texas and Vancouver, British Columbia markets. Aggregates volume increased due to organic growth in these markets with contribution from the 2017 and 2016 acquisitions, partially offset by a decrease in organic volumes in Houston. Aggregates pricing improved across most of our markets in the three months ended April 1, 2017 as compared to the prior year period.

Revenue from ready-mix concrete in the West segment increased $9.7 million in the first quarter of 2017 as compared to the first quarter of 2016 due to higher volumes offset by slightly lower pricing. The increase in ready-mix concrete volumes was primarily a result of the 2017 and 2016 acquisitions partially offset by a decrease in organic volumes.

Revenue from asphalt in the West segment increased $6.3 million in the first quarter of 2017 as compared to the same period a year ago, primarily due to higher volumes partially offset by slightly lower pricing. Organic asphalt volumes increased 71.0% due to improvement in our Austin, Texas market.  Asphalt pricing decreased consistent with lower input prices. Revenue for paving and related services in the West segment increased by $5.3 million in the three months ended April 1, 2017, primarily due to organic growth.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 1, 2017 was approximately $19.9 million and $(1.9) million, respectively.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, one of which aggressively sought market share, which negatively impacted Adjusted EBITDA in the West segment in 2016. Our efforts to improve our profitability in that area are showing positive results in 2017. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis.

East Segment

	Three months ended
	April 1,	April 2,
($ in thousands)	2017	2016	Variance
Net revenue	$83,235	$60,204	$23,031	38.3%
Operating loss	(11,518)	(7,569)	(3,949)	(52.2)%
Operating margin percentage	(13.8)%	(12.6)%
Adjusted EBITDA	$4,348	$3,173	$1,175	37.0%

The East segment’s net revenue increased 38.3%, primarily due to acquisitions and organic operations contributing $17.0 million and $6.0 million in the three months ended April 1, 2017, respectively.

The East segment’s operating loss and Adjusted EBITDA increased by $3.9 million and $1.2 million in the three months ended April 1, 2017, respectively.  The increase in Adjusted EBITDA was a result of volume increases across all of our product lines.

Operating margin percentage for the three months ended April 1, 2017 decreased from (12.6)% to (13.8)%, as revenue from paving and related services, which generally has lower operating margins than materials and products increased slightly.

Gross revenue by product/ service was as follows:

	Three months ended
	April 1,	April 2,
(in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$42,696	$31,463	$11,233
Ready-mix concrete	21,329	17,873	3,456
Asphalt	2,519	1,886	633
Paving and related services	21,143	11,818	9,325
Other	9,536	7,634	1,902
Total revenue	$97,223	$70,674	$26,549

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended April 1, 2017 from the three months ended April 2, 2016 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	27.9%	6.2%
Ready-mix concrete	16.4%	2.3%
Asphalt	44.1%	(7.3)%

Revenue from aggregates increased $11.2 million in the first quarter of 2017 as compared to 2016 due primarily to the acquisition of Razorback in 2017, as well as the AMC, Boxley, Oldcastle Assets, and RD Johnson acquisitions in 2016. Aggregate volumes in the three months ended April 1, 2017 increased 27.9%, primarily as a result of those acquisitions. Aggregates pricing increased as a result of an improved market and shift in product mix.

Revenue from ready-mix concrete in the East region increased $3.5 million primarily as a result of the acquisitions mentioned above. Ready-mix volumes increased due to acquisitions, offset by an organic volumes decline of 2.9%.

Revenue from asphalt increased $0.6 million in the East segment due to an increase in asphalt volumes, offset by pricing decline. The $9.3 million increase in paving and related service revenue in the three months ended April 1, 2017 was primarily a result of acquisitions in Kansas and Virginia.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 1, 2017 was approximately $13.0 million and $2.3 million, respectively.

Cement Segment

	Three months ended
	April 1,	April 2,
($ in thousands)	2017	2016	Variance
Net revenue	$43,835	$33,988	$9,847	29.0%
Operating loss	(5,270)	(4,239)	(1,031)	(24.3)%
Operating margin percentage	(12.0)%	(12.5)%
Adjusted EBITDA	$2,685	$971	$1,714	176.5%

The Cement segment’s net revenue increased 29.0%, primarily due to organic operations and the acquisition of the Angelle Assets contributing $6.4 million and $3.4 million in the three months ended April 1, 2017, respectively.

The Cement segment’s operating loss increased $1.0 million in the three months ended April 1, 2017, while Adjusted EBITDA improved $1.7 million. The increase in operating loss was primarily due to increased depreciation from the Angelle Assets acquisition. Operating margin percentage for the three months ended April 1, 2017 improved slightly from (12.5)% to (12.0)%, primarily attributable to pricing improvements and operational efficiencies. The operational efficiencies have been driven by a reduction in unscheduled downtime and improved cost management and production processes.

Gross revenue by product was as follows:

	Three months ended
	April 1,	April 2,
(in thousands)	2017	2016	Variance
Revenue by product*:
Cement	$40,304	$29,511	$10,793
Other	3,531	4,477	(946)
Total revenue	$43,835	$33,988	$9,847

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended April 1, 2017 from the three months ended April 2, 2016 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	27.5%	7.3%

For the three months ended April 1, 2017, cement volumes and pricing increased 27.5% and 7.3%, respectively. The acquisition of the Angelle Assets contributed 9.9% and 19.0% in cement volumes and pricing increases, respectively. Organic cement volumes increased 17.6% quarter over quarter, with the balance attributable to the acquisition referred to above.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of April 1, 2017, we had $156.1 million in cash and cash equivalents and $281.6 million of working capital compared to $143.4 million and $244.4 million, respectively, at December 31, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of April 1, 2017 or December 31, 2016. Our remaining borrowing capacity on our senior secured revolving credit facility was $215.4 million as of April 1, 2017, which is net of $19.6 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of April 1, 2017 and December 31, 2016, our long-term borrowings, including the current portion without giving effect to original issue discount, totaled $1.5 billion, for which we incurred $21.6 million and $18.3 million of interest expense for the three months ended April 1, 2017 and April 2, 2016, respectively. Although the amounts borrowed and related interest expense are material to us, we have been in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities were $244.9 million in the year ended December 31, 2016, which is net of interest payments. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of April 1, 2017.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of April 1, 2017, we were in compliance with all debt covenants.

At April 1, 2017 and December 31, 2016, $1.5 billion of total debt, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the three months ended April 1, 2017 and April 2, 2016:

	Summit Inc.
	April 1,	April 2,
(in thousands)	2017	2016
Net cash (used for) provided by:
Operating activities	$(45,539)	$(41,958)
Investing activities	(158,090)	(282,217)
Financing activities	216,244	229,568
Cash paid for capital expenditures	$(51,056)	$(39,125)

Operating activities

During the three months ended April 1, 2017, cash used in operating activities was $45.5 million primarily as a result of:

•	Net loss of $55.1 million, adjusted for $44.9 million of non-cash expenses, including $43.3 million of depreciation, depletion, amortization and accretion and $4.7 million of share-based compensation.

•

Additional investment in inventory of $24.7 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

$6.4 million of accounts receivable collections (billed and unbilled) as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

The timing of payments associated with accounts payable and accrued expenses added $16.5 million of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $26.7 million of interest payments in the three months ended April 1, 2017.

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

Investing activities

During the three months ended April 1, 2017, cash used for investing activities was $158.1 million, of which $112.3 million related to the three acquisitions completed in the period and $51.1 million was invested in capital expenditures, which was partially offset by $4.3 million of proceeds from asset sales.

During the three months ended April 2, 2016, cash used for investing activities was $282.2 million, of which $249.1 million related to the acquisitions of AMC and Boxley and $39.1 million was invested in capital expenditures, which was partially offset by $6.0 million of proceeds from asset sales.

Financing activities

During the three months ended April 1, 2017, cash provided by financing activities was $216.2 million, which was primarily composed of $237.6 million of net proceeds from the January 2017 issuance of 10,000,000 shares of Class A common stock. We made $16.4 million of payments on acquisition related liabilities, and $1.3 million in payments for debt and capital issuance costs.

During the three months ended April 2, 2016, cash provided by financing activities was $229.6 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees. Summit made $12.0 million of payments on acquisition related liabilities, and $5.0 million in debt issuance costs.

Cash paid for capital expenditures

We expended approximately $51.1 million in capital expenditures in the three months ended April 1, 2017 compared to $39.1 million in the three months ended April 2, 2016. The first quarter 2017 capital expenditures were primarily composed of rolling stock and plant upgrades.

We estimate that we will invest between $140.0 million and $160.0 million in capital expenditures in 2017, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In 2017, we expect to invest in our cement operations, including approximately $13.0 million in plant and terminal projects. We also plan to invest $5.0 million for an aggregate plant upgrade in northeast Texas and $5.0 million for a new ready-mix concrete plant near Houston.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through April 1, 2017, we have funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, we recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of April 1, 2017 and December 31, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

Off-Balance sheet arrangements

As of April 1, 2017, we had no material off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are beginning to compile all operating and capital leases to assess the impact of adopting this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. We plan to adopt these ASU’s using the cumulative effect transition approach. While we are currently evaluating the impact of adoption of these standards on our consolidated financial statements, we expect to identify similar performance obligations compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we do not expect the adoption of these ASU’s to have a material impact on our consolidated statements of operations.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” "gross profit" and “gross margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, loss from discontinued operations and certain non-cash and non-operating items. We define gross profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and gross margin as gross profit as a percentage of net revenue.

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

The tables below reconcile our net loss to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating loss to gross profit for the periods indicated:

Reconciliation of Net Loss to Adjusted EBITDA	Three months ended April 1, 2017
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net loss (1)	$(2,026)	$(12,093)	$(4,713)	$(36,276)	$(55,108)
Interest expense (1)	1,904	685	(650)	23,030	24,969
Income tax expense (benefit)	2	—	—	(2,180)	(2,178)
Depreciation, depletion and amortization	15,468	15,187	7,990	659	39,304
EBITDA	$15,348	$3,779	$2,627	$(14,767)	$6,987
Accretion	195	191	58	—	444
Loss on debt financings	—	—	—	190	190
Transaction costs	37	—	—	1,236	1,273
Non-cash compensation	—	—	—	4,748	4,748
Other	119	378	—	(509)	(12)
Adjusted EBITDA (1)	$15,699	$4,348	$2,685	$(9,102)	$13,630

Reconciliation of Net Loss to Adjusted EBITDA	Three months ended April 2, 2016
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net loss (1)	$(4,562)	$(9,437)	$(7,462)	$(21,073)	$(42,534)
Interest expense (1)	1,986	1,891	3,174	14,526	21,577
Income tax benefit	(61)	—	—	(8,105)	(8,166)
Depreciation, depletion and amortization	15,748	10,273	5,245	634	31,900
EBITDA	$13,111	$2,727	$957	$(14,018)	$2,777
Accretion	288	158	14	—	460
Transaction costs	148	—	—	3,168	3,316
Non-cash compensation	—	—	—	2,036	2,036
Other	(268)	288	—	(200)	(180)
Adjusted EBITDA (1)	$13,279	$3,173	$971	$(9,014)	$8,409

(1)

The reconciliation of net loss to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.3 million less than Summit LLC and its subsidiaries in the three months ended April 2, 2016, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

	April 1,	December 31,
Reconciliation of Working Capital	2017	2016
(in thousands)
Total current assets	$524,913	$483,698
Less total current liabilities	(243,322)	(239,288)
Working capital	$281,591	$244,410

	Three months ended
	April 1,	April 2,
Reconciliation of Operating Loss to Gross Profit	2017	2016
(in thousands)
Operating loss	$(32,784)	$(29,457)
General and administrative expenses	58,468	45,370
Depreciation, depletion, amortization and accretion	39,748	32,360
Transaction costs	1,273	3,316
Gross Profit (exclusive of items shown separately)	$66,705	$51,589
Gross Margin (exclusive of items shown separately) (1)	25.8%	24.8%

(1)	Gross margin, which we define as gross profit as a percentage of net revenue.

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

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of April 1, 2017. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of April 1, 2017. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

4.1*	Fourth Supplemental Indenture, dated as of March 30, 2017, among Peak Materials, LLC and Razorback Concrete Company and Wilmington Trust, National Association, as trustee.
4.2*	Eighth Supplemental Indenture, dated as of March 30, 2017, among Peak Materials, LLC and Razorback Concrete Company and Wilmington Trust, National Association, as trustee.
10.1

Amendment No. 1, dated as of January 19, 2017 to the Amended and Restated Credit Agreement, dated as of July 17, 2015, among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 19, 2017).

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 3, 2017	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2017	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)