Form 10-Q
period 2017-07-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2017-08-04
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 26, 2017, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 107,504,679 and 100, respectively.

As of July 26, 2017, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of July 1, 2017, its sole material asset was a 96.3% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8  1/2% senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the three and six months ended July 1, 2017 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel; and

•	interruptions in our information technology systems and infrastructure.

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

•	“AMC" refers to American Materials Company;

•	“Boxley” refers to Boxley Materials Company;

•	“Sierra” refers to Sierra Ready Mix, LLC;

•	"Oldcastle Assets" refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	“Weldon’’ refers to Weldon Real Estate, LLC;

•	“Rustin” refers to H.C. Rustin Corporation;

•	“RD Johnson” refers to R.D. Johnson Excavating Company, LLC and Asphalt Sales of Lawrence, LLC;

•	“Angelle Assets” refers to two cement terminal operations located in Port Allen and LaPlace, LA.;

•	“Midland Concrete” refers to Midland Concrete Ltd.;

•	“Everist Materials” refers to Everist Materials, LLC;

•	“Razorback” refers to Razorback Concrete Company;

•	“Sandidge Concrete” refers to Sandidge Manufacturing, Inc.;

•	“Carolina Sand” refers to Carolina Sand, LLC;

•	“Hanna’s Bend” refers to Hanna’s Bend Aggregate, Ltd.;

•	“Winvan Paving” refers to Winvan Paving Ltd.;

•	“Glasscock” refers to Glasscock Company, Inc. and Glasscock Logistics Company, LLC;

•	“Somerset” refers to Ready Mix Concrete of Somerset, Inc. and RMCS Holdings, Inc.;

•	“Great Southern” refers to Great Southern Ready Mix, LLC, Great Southern Stabilized, LLC and Southern Cement Slurry, LLC;

•	“Northwest” refers to Northwest Ready Mix, Inc. and Northwest Aggregates, Inc.;

•	“LP Units” refers to the Summit Holdings’ outstanding Class A Units;

•	“IPO” refers to initial public offering; and

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of July 1, 2017. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
Limited Partners
No voting rights in Summit Holdings (2)
3.7% of outstanding LP Units
General Partner
100% of voting power in Summit Holdings
96.3% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$300.0 million 2025 Notes
$235.0 million revolving credit facility
$637.0 million term loan facility
100%
Guarantor Subsidiaries
100%
100%
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$300.0 million 2025 Notes
Summit Materials Finance Corp. (4)
Non-Guarantor Subsidiaries

(1)	SEC registrant.
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
(4)

Summit LLC and Finance Corp are the issuers of the Senior Notes and Summit LLC is the borrower under our senior secured credit facilities. Finance Corp. was formed solely for the purpose of serving as co-issuer or guarantor of certain indebtedness, including the Senior Notes. Finance Corp. does not and will not have operations of any kind and does not and will not have revenue or assets other than as may be incidental to its activities as a co-issuer or guarantor of certain indebtedness.

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 1,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$353,063	$143,392
Accounts receivable, net	247,546	162,377
Costs and estimated earnings in excess of billings	29,212	7,450
Inventories	182,886	157,679
Other current assets	12,352	12,800
Total current assets	825,059	483,698
Property, plant and equipment, less accumulated depreciation, depletion and amortization (July 1, 2017 - $554,433 and December 31, 2016 - $484,554)	1,555,816	1,446,452
Goodwill	918,511	782,212
Intangible assets, less accumulated amortization (July 1, 2017 - $6,041 and December 31, 2016 - $7,854)	17,344	17,989
Other assets	48,438	51,115
Total assets	$3,365,168	$2,781,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,500	$6,500
Current portion of acquisition-related liabilities	17,721	24,162
Accounts payable	116,817	81,565
Accrued expenses	119,260	111,605
Billings in excess of costs and estimated earnings	16,873	15,456
Total current liabilities	277,171	239,288
Long-term debt	1,807,713	1,514,456
Acquisition-related liabilities	38,039	32,664
Other noncurrent liabilities	129,296	135,019
Total liabilities	2,252,219	1,921,427
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 107,491,979 and 96,033,222 shares issued and outstanding as of July 1, 2017 and December 31, 2016, respectively	1,076	961
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 100 shares issued and outstanding as of July 1, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,079,595	824,304
Accumulated earnings	16,584	19,028
Accumulated other comprehensive income (loss)	2,273	(2,249)
Stockholders’ equity	1,099,528	842,044
Noncontrolling interest in consolidated subsidiaries	1,292	1,378
Noncontrolling interest in Summit Holdings	12,129	16,617
Total stockholders’ equity	1,112,949	860,039
Total liabilities and stockholders’ equity	$3,365,168	$2,781,466

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Revenue:
Product	$397,726	$341,341	$622,743	$521,443
Service	80,642	71,295	114,669	99,232
Net revenue	478,368	412,636	737,412	620,675
Delivery and subcontract revenue	45,725	32,638	70,958	52,978
Total revenue	524,093	445,274	808,370	673,653
Cost of revenue (excluding items shown separately below):
Product	233,592	202,029	400,560	334,425
Service	56,587	50,471	81,958	74,525
Net cost of revenue	290,179	252,500	482,518	408,950
Delivery and subcontract cost	45,725	32,638	70,958	52,978
Total cost of revenue	335,904	285,138	553,476	461,928
General and administrative expenses	58,086	75,490	116,554	120,860
Depreciation, depletion, amortization and accretion	45,039	37,408	84,787	69,768
Transaction costs	2,620	290	3,893	3,606
Operating income	82,444	46,948	49,660	17,491
Interest expense	25,986	25,617	50,955	47,194
Loss on debt financings	—	—	190	—
Tax receivable agreement expense	1,525	—	1,525	—
Other (income) expense, net	(590)	882	(1,247)	548
Income (loss) from operations before taxes	55,523	20,449	(1,763)	(30,251)
Income tax expense (benefit)	3,435	(1,056)	1,257	(9,222)
Net income (loss)	52,088	21,505	(3,020)	(21,029)
Net income (loss) attributable to noncontrolling interest in subsidiaries	12	44	(86)	(35)
Net income (loss) attributable to Summit Holdings	2,076	8,090	(490)	(13,247)
Net income (loss) attributable to Summit Inc.	$50,000	$13,371	$(2,444)	$(7,747)
Income (loss) per share of Class A common stock:
Basic	$0.47	$0.21	$(0.02)	$(0.14)
Diluted	$0.46	$0.21	$(0.02)	$(0.20)
Weighted average shares of Class A common stock:
Basic	106,898,512	62,743,149	106,035,087	56,812,906
Diluted	107,908,888	63,893,909	106,035,087	100,954,233

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Operations

(In thousands)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Net income (loss)	$52,088	$21,505	$(3,020)	$(21,029)
Other comprehensive income (loss):
Postretirement liability adjustment	413	—	413	—
Foreign currency translation adjustment	3,418	635	4,124	5,277
(Loss) income on cash flow hedges	(240)	(1,058)	172	(3,292)
Other comprehensive income (loss):	3,591	(423)	4,709	1,985
Comprehensive income (loss)	55,679	21,082	1,689	(19,044)
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	12	44	(86)	(35)
Less comprehensive income (loss) attributable to Summit Holdings	1,145	8,051	(303)	(12,076)
Comprehensive income (loss) attributable to Summit Inc.	$54,522	$12,987	$2,078	$(6,933)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	July 1,	July 2,
	2017	2016
Cash flow from operating activities:
Net loss	$(3,020)	$(21,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	90,781	76,252
Share-based compensation expense	9,424	29,817
Deferred income tax benefit	374	(10,040)
Net gain on asset disposals	(4,052)	(3,717)
Non-cash loss on debt financings	85	—
Other	710	129
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	(68,539)	(55,489)
Inventories	(19,272)	(27,948)
Costs and estimated earnings in excess of billings	(21,571)	(24,542)
Other current assets	3,552	(2,646)
Other assets	(1,565)	(367)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	28,550	9,682
Accrued expenses	(6,789)	10,343
Billings in excess of costs and estimated earnings	1,252	(3,523)
Other liabilities	1,229	(3,422)
Net cash provided by (used in) operating activities	11,149	(26,500)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(213,124)	(296,664)
Purchases of property, plant and equipment	(109,088)	(91,669)
Proceeds from the sale of property, plant and equipment	8,411	9,442
Other	137	1,500
Net cash used for investing activities	(313,664)	(377,391)
Cash flow from financing activities:
Proceeds from equity offerings	237,600	—
Capital issuance costs	(627)	(136)
Proceeds from debt issuances	302,000	321,000
Debt issuance costs	(5,308)	(5,110)
Payments on debt	(9,288)	(63,676)
Payments on acquisition-related liabilities	(17,204)	(25,662)
Distributions from partnership	(79)	(373)
Other	4,904	113
Net cash provided by financing activities	511,998	226,156
Impact of foreign currency on cash	188	498
Net increase (decrease) in cash	209,671	(177,237)
Cash and cash equivalents—beginning of period	143,392	186,405
Cash and cash equivalents—end of period	$353,063	$9,168

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

		Summit Materials, Inc.

			Accumulated
	Noncontrolling	Accumulated	Other	Class A		Class B		Additional	Noncontrolling	Total
	Interest in	Earnings	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Subsidiaries	(Deficit)	Loss	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 31, 2016	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

Net loss	(86)	(2,444)	—	—	—	—	—	—	(490)	(3,020)
Issuance of Class A Shares	—	—	—	10,000,000	100	—	—	238,367	(1,496)	236,971
LP Unit exchanges	—	—	—	1,014,159	10	—	—	2,600	(2,610)	—
Other comprehensive income	—	—	4,522	—	—	—	—	—	187	4,709
Share-based compensation	—	—	—	—	—	—	—	9,424	—	9,424
Distributions from partnership	—	—	—	—	—	—	—	—	(79)	(79)
Other	—	—	—	444,598	5	—	—	4,900	—	4,905
Balance — July 1, 2017	$1,292	$16,584	$2,273	107,491,979	$1,076	100	$—	$1,079,595	$12,129	$1,112,949

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of July 1, 2017, the results of operations for the three and six months ended July 1, 2017 and July 2, 2016 and cash flows for the six months ended July 1, 2017 and July 2, 2016.

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

During 2016 and 2017, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2016	96,033,222	5,151,297	101,184,519	94.9%
January 2017 public offering	10,000,000	-	10,000,000
Exchanges during period	236,095	(236,095)	-
Other equity transactions	134,423	-	134,423
Balance — April 1, 2017	106,403,740	4,915,202	111,318,942	95.6%
Exchanges during period	778,064	(778,064)	-
Other equity transactions	310,175	-	310,175
Balance — July 1, 2017	107,491,979	4,137,138	111,629,117	96.3%

Balance — January 2, 2016	49,745,944	50,275,825	100,021,769	49.7%
Issuance of Class A shares	1,038	-	1,038
Stock Dividend - December 28, 2016	1,135,692	-	1,135,692
Balance — April 2, 2016	50,882,674	50,275,825	101,158,499	50.3%
Exchanges during period	13,177,754	(13,177,754)	-
Other equity transactions	6,250	-	6,250
Balance — July 2, 2016	64,066,678	37,098,071	101,164,749	63.3%

As a result, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 3.7% and 5.1% as of July 1, 2017 and December 31, 2016, respectively.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended July 1, 2017 and July 2, 2016.

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

Tax Receivable Agreement—When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. On March 11, 2015, we entered into a tax receivable agreement (“TRA”) with the pre-IPO owners that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize (or, under certain circumstances such as an early termination of the TRA, we are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

On a quarterly basis, we evaluate the realizability of the deferred tax assets resulting from the exchange of LP Units for Class A common stock occurring during the period.  Our evaluation considers all sources of taxable income; all evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. If deferred tax assets are determined to be realizable, we record a TRA liability of 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all of our deferred tax assets, including the deferred tax assets subject to the TRA. Should we determine a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and a corresponding TRA liability will be recorded. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to the pre-IPO owners has become probable and can be estimated, the estimate of payment will be accrued.

New Accounting Standards — In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component be reported in the same line item as employer compensation costs and that the other components of periodic pension costs be reported outside of operating income. The ASU also restricts capitalization of costs to the service cost component. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The Company early adopted this ASU as of the beginning of fiscal year 2017, on a retrospective basis; accordingly, the Company reclassified $62,000 and $160,000 from product cost of revenue to other income in the three and six months ended July 2, 2016, respectively, and $154,000 from general and administrative expenses to other income in the three and six months ended July 2, 2016, to conform to the current year presentation.

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

2.ACQUISITIONS

The Company has completed numerous acquisitions since its formation, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The following acquisitions completed in the six months ended July 1, 2017 and in fiscal 2016 were not material individually, or when combined:

West segment:

•	On May 1, 2017, we acquired Winvan Paving, Ltd. (“Winvan Paving”), a paving and construction services company based in Vancouver, British Columbia.

•	On April 3, 2017, we acquired Hanna’s Bend Aggregate, Ltd. (“Hanna’s Bend”), an aggregates-based business with one sand and gravel pit servicing the Houston, Texas market.

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

East segment:

•

On May 12, 2017, we acquired Glasscock Company, Inc. and Glasscock Logistics Company, LLC (“Glasscock”), a vertically integrated sand, ready-mix, recycle and trucking business based in Sumter, South Carolina.

•	On April 3, 2017, we acquired Carolina Sand, LLC (“Carolina Sand”), a sand and trucking business with four sand pits in northeastern South Carolina.

•	On March 17, 2017, the Company acquired Sandidge Concrete (“Sandidge”), a ready-mix concrete company with three plants servicing the Columbia, Missouri market.

•	On February 24, 2017, the Company acquired Razorback Concrete Company (“Razorback”), an aggregates-based business with ready-mix concrete operations in central and northeastern Arkansas.

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

The purchase price allocation, primarily the valuation of property, plant and equipment for the 2017 acquisitions, as well as certain of the 2016 acquisitions has not yet been finalized due to the timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Year Ended
	July 1,	December 31,
	2017	2016

Financial assets (1)	$18,042	$22,204
Inventories	6,099	17,215
Property, plant and equipment	84,402	180,321
Intangible assets	13	5,531
Other assets	3,477	6,757
Financial liabilities (1)	(10,751)	(20,248)
Other long-term liabilities	(4,157)	(36,074)
Net assets acquired	97,125	175,706
Goodwill	130,582	176,319
Purchase price	227,707	352,025
Acquisition related liabilities	(13,390)	(17,034)
Other	(1,193)	1,967
Net cash paid for acquisitions	$213,124	$336,958

(1)	In the first quarter of 2017, we reclassified $1.2 million of accounts payable overdrafts from financial assets to financial liabilities for the year ended December 31, 2016.

Changes in the carrying amount of goodwill, by reportable segment, from December 31, 2016 to July 1, 2017 are summarized as follows:

	West	East	Cement	Total
Balance, December 31, 2016	$334,257	$243,417	$204,538	$782,212
Acquisitions (1)	95,000	39,009	118	134,127
Foreign currency translation adjustments	2,172	—	—	2,172
Balance, July 1, 2017	$431,429	$282,426	$204,656	$918,511

Accumulated impairment losses as of July 1, 2017 and December 31, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)	Reflects goodwill from 2017 acquisitions and working capital adjustments from prior year acquisitions.

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

	July 1, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,902	$(3,752)	$12,150	$15,888	$(3,382)	$12,506
Reserve rights	6,234	(1,459)	4,775	8,706	(3,710)	4,996
Trade names	1,000	(708)	292	1,000	(658)	342
Other	249	(122)	127	249	(104)	145
Total intangible assets	$23,385	$(6,041)	$17,344	$25,843	$(7,854)	$17,989

Amortization expense totaled $0.4 million and $0.7 million for the three and six months ended July 1, 2017, respectively, and $0.6 million and $1.0 million for the three and six months ended July 2, 2016, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to July 1, 2017 is as follows:

2017 (six months)	$627
2018	1,279
2019	1,260
2020	1,177
2021	1,135
2022	1,122
Thereafter	10,744
Total	$17,344

3.ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of July 1, 2017 and December 31, 2016:

	July 1,	December 31,
	2017	2016
Trade accounts receivable	$239,136	$152,845
Retention receivables	11,617	12,117
Receivables from related parties	373	721
Accounts receivable	251,126	165,683
Less: Allowance for doubtful accounts	(3,580)	(3,306)
Accounts receivable, net	$247,546	$162,377

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of July 1, 2017 and December 31, 2016:

	July 1,	December 31,
	2017	2016
Aggregate stockpiles	$115,365	$103,073
Finished goods	42,621	35,071
Work in process	5,815	6,440
Raw materials	19,085	13,095
Total	$182,886	$157,679

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 1, 2017 and December 31, 2016:

	July 1,	December 31,
	2017	2016
Interest	$24,311	$22,991
Payroll and benefits	25,197	30,546
Capital lease obligations	19,838	11,766
Insurance	13,249	11,966
Non-income taxes	10,226	5,491
Professional fees	2,420	2,459
Other (1)	24,019	26,386
Total	$119,260	$111,605

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.DEBT

Debt consisted of the following as of July 1, 2017 and December 31, 2016:

	July 1,	December 31,
	2017	2016
Term Loan, due 2022:
$637.0 million and $640.3 million, net of $2.3 million and $2.6 million discount at July 1, 2017 and December 31, 2016, respectively	$634,676	$637,658
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.5 million and $1.6 million discount at July 1, 2017 and December 31, 2016, respectively	648,528	648,407
5 1⁄8% Senior Notes, due 2025	300,000	—
Total	1,833,204	1,536,065
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,826,704	$1,529,565

The contractual payments of long-term debt, including current maturities, for the five years subsequent to July 1, 2017, are as follows:

2017 (six months)	$3,250
2018	4,875
2019	6,500
2020	8,125
2021	6,500
2022	857,750
Thereafter	950,000
Total	1,837,000
Less: Original issue net discount	(3,796)
Less: Capitalized loan costs	(18,991)
Total debt	$1,814,213

Senior Notes—On June 1, 2017, Summit LLC and Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC ("Finance Corp." and with Summit LLC, the “Issuers”) issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. Proceeds from the sale of the 2025 Notes are intended to be used for acquisitions and to pay fees and expenses incurred in connection with any such acquisitions and the offering, with any remaining net proceeds to be used for general corporate purposes, which may include repaying indebtedness, capital expenditures and funding working capital. The 2025 Notes were issued under an indenture dated June 1, 2017 (as amended and supplemented, the “2017 Indenture”). The 2017 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter inter certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2017 Indenture also contains customary events of default. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

On March 8, 2016, the Issuers issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley, replenish cash used for the acquisition of AMC and pay expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the "2023 Notes” and collectively with the 2022 Notes and the 2025 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

As of July 1, 2017 and December 31, 2016, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of July 1, 2017 and December 31, 2016, leaving remaining borrowing capacity of $218.9 million as of July 1, 2017, which is net of $16.1 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of July 1, 2017 and December 31, 2016, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the six months ended July 1, 2017 and July 2, 2016:

Deferred financing fees
Balance—December 31, 2016	$18,290
Loan origination fees	5,308
Amortization	(1,883)
Write off of deferred financing fees	(45)
Balance—July 1, 2017	$21,670

Balance—January 2, 2016	$15,892
Loan origination fees	5,109
Amortization	(1,590)
Balance—July 2, 2016	$19,411

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of July 1, 2017 or December 31, 2016.

7.FAIR VALUE

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of July 1, 2017 and December 31, 2016 was:

	July 1,	December 31,
	2017	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$3,250	$9,288
Cash flow hedges	844	942
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$13,979	$2,377
Cash flow hedges	1,368	1,438

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of July 1, 2017 and July 2, 2016.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of July 1, 2017 and December 31, 2016 was:

	July 1, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,906,905	$1,833,204	$1,586,102	$1,536,065

Level 3
Current portion of deferred consideration and noncompete obligations(2)	14,471	14,471	14,874	14,874
Long term portion of deferred consideration and noncompete obligations(3)	24,060	24,060	30,287	30,287

(1)	$6.5 million included in current portion of debt as of July 1, 2017 and December 31, 2016.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Postretirement liability adjustment	397	—	—	397
Foreign currency translation adjustment	—	3,962	—	3,962
Income on cash flow hedges	—	—	163	163
Balance — July 1, 2017	$1,847	$856	$(430)	$2,273

Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Foreign currency translation adjustment	—	2,592	—	2,592
Loss on cash flow hedges	—	—	(1,778)	(1,778)
Balance — July 2, 2016	$1,049	$(787)	$(2,243)	$(1,981)

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

Our income tax expense was $3.4 million and $1.3 million in the three and six months ended July 1, 2017, respectively. Our effective income tax rate was lower in the second quarter of 2017 primarily due to the benefit associated with the depletion in excess of U.S. GAAP depletion recognized in our C corporations in the three and six months ended July 1, 2017. During the three and six months periods ended July 2, 2016, our income tax benefit was $1.1 million and $9.2 million, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs for the three and six months ended July 1, 2017.

As of July 1, 2017 and December 31, 2016, Summit Inc. had a valuation allowance of $514.5 million and $502.8 million, respectively, on substantially all of its net deferred tax assets, including its net operating loss carryforwards.

In assessing the realizability of deferred tax assets, including the deferred tax assets subject to the TRA described below, management determined that it was more likely than not that a portion of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize of any net operating loss carryforwards scheduled to expire in the near future. Each of these items was considered in our evaluation of the realizability of deferred tax assets as of December 31, 2016 and each subsequent period through July 1, 2017. As of July 1, 2017, the positive and negative evidence that was considered in the evaluation of the valuation allowance that existed as of December 31, 2016 remained relatively consistent. Further, we have not yet moved into a position where there is consistent cumulative income in conjunction with other sources of taxable income that would allow the Company to release the valuation allowance.

As our estimates for income within Summit Inc. increase and become positive on a cumulative basis, we will consider that as significant positive evidence which may lead to a reduction in the valuation allowance against our deferred tax assets. We prepare our estimates of income quarterly, and would consider income in 2017 to be significant positive evidence in connection with our analysis of other sources of taxable income which may lead to releasing some or all of our valuation allowance.

Tax Receivable Agreement—The Company is party to a TRA with the holders of LP Units and certain other pre-initial public offering owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of (i) increases in the tax basis of tangible and intangible assets of Summit Holdings and (ii) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. As of December 31, 2016, we had a partial valuation allowance against all of our net deferred tax assets, including our net operating loss carryforwards.

In the six months ended July 1, 2017, 1,014,159 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in new deferred tax assets of approximately $13.5 million, and an increase in our valuation allowance for those new deferred tax assets. As of July 1, 2017, we performed an analysis of the realizability of all of our deferred tax assets, including those subject to the TRA. We determined that $1.7 million of the valuation allowance could be reduced based on actual income during the six months ended July 1, 2017 and our estimates of income within Summit Inc. for the remainder of the year. Further, as we now believe $1.7 million more of our TRA net operating loss carryforward deferred tax asset is now more likely than not to be realizable, we concluded that 85% of that amount, or $1.5 million, had also become probable of being payable under our TRA, and as such, recorded additional TRA expense and TRA liability.

As discussed above, we will consider positive income on a cumulative basis as significant positive evidence of the future realizability of our deferred tax assets. Our net operating loss carryforward deferred tax assets begin to expire in 2030, and as such, we have not given consideration to any potential tax planning strategies as a source of future taxable income to monetize those net operating loss carryforwards. The Company will continue to monitor facts and circumstances, including our analysis of other sources of taxable income, in the reassessment of the likelihood that the tax benefit will be realized.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the six months ended July 1, 2017 and July 2, 2016, $0.1 million and $0.7 million, respectively, of tax distribution payments were made.

C Corporation Subsidiaries — The effective income tax rate for the C corporations differ from the statutory federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) various other items such as limitations on meals and entertainment and other costs. The effective income tax rate for the Company’s Canadian subsidiary is not significantly different from its historical effective tax rate.

As of July 1, 2017 and December 31, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and six months ended July 1, 2017 and July 2, 2016.

10.    NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average common shares outstanding and diluted net earnings (loss) is computed by dividing net earnings (loss), adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic earnings (loss) per share:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Net income (loss) attributable to Summit Inc.	$50,000	$13,371	$(2,444)	$(7,747)
Weighted average shares of Class A stock outstanding	106,898,512	62,743,149	106,035,087	56,812,906
Basic income (loss) per share	$0.47	$0.21	$(0.02)	$(0.14)

Net income (loss) attributable to Summit Inc.	$50,000	$13,371	$(2,444)	$(7,747)
Add: Noncontrolling interest impact of LP Unit conversion	—	—	—	(12,702)
Diluted net income (loss) attributable to Summit Inc.	50,000	13,371	(2,444)	(20,449)

Weighted average shares of Class A stock outstanding	106,898,512	62,743,149	106,035,087	56,812,906
Add: weighted average of LP Units	—	—	—	44,141,327
Add: stock options	759,649	1,012,467	—	—
Add: warrants	33,877	21,975	—	—
Add: restricted stock units	150,420	94,713	—	—
Add: performance stock units	66,430	21,605	—	—
Weighted average dilutive shares outstanding	107,908,888	63,893,909	106,035,087	100,954,233
Diluted earnings (loss) per share	$0.46	$0.21	$(0.02)	$(0.20)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Antidilutive shares:
LP Units	4,574,104	38,418,311	4,821,955	—
Time-vesting stock options	—	—	5,040,170	4,496,672
Time-vesting restricted stock units	—	—	513,998	360,812
Market-based restricted stock units	—	—	211,455	130,691
Warrants	—	—	102,778	160,333

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. Through July 1, 2017, the Company has funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, the Company recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of July 1, 2017 and December 31, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of July 1, 2017 and December 31, 2016, $20.5 million and $18.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.8 million and $5.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of July 1, 2017 and December 31, 2016 were $69.4 million and $63.6 million, respectively.

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

12.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	July 1,	July 2,
	2017	2016
Cash payments:
Interest	$44,201	$35,321
Income taxes	954	1,017
Non cash financing activities:
Exchange of LP units to shares of Class A common stock	27,600	263,649

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

The following tables display selected financial data for the Company’s reportable business segments as of July 1, 2017 and December 31, 2016 and for the three and six months ended July 1, 2017 and July 2, 2016:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Revenue*:
West	$275,855	$226,277	$419,074	$349,994
East	164,009	139,380	261,232	210,054
Cement	84,229	79,617	128,064	113,605
Total revenue	$524,093	$445,274	$808,370	$673,653

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Revenue by product*:
Aggregates	$84,221	$73,035	$145,843	$122,943
Cement	78,893	69,968	118,328	98,504
Ready-mix concrete	128,713	97,300	221,890	177,466
Asphalt	83,480	75,978	103,017	88,634
Paving and related services	97,708	78,486	134,004	105,634
Other	51,078	50,507	85,288	80,472
Total revenue	$524,093	$445,274	$808,370	$673,653

*Revenue from the liquid asphalt terminals is included in asphalt revenue.

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Adjusted EBITDA:
West	$60,520	$50,585	$76,219	$63,864
East	38,766	35,674	43,114	38,847
Cement	43,783	37,593	46,468	38,564
Corporate and other	(7,834)	(9,120)	(16,936)	(18,134)
Total Adjusted EBITDA	135,235	114,732	148,865	123,141
Interest expense	25,986	25,617	50,955	47,194
Depreciation, depletion and amortization	44,587	37,038	83,891	68,938
Accretion	452	370	896	830
IPO/ Legacy equity modification costs	—	24,751	—	24,751
Loss on debt financings	—	—	190	—
Tax receivable agreement expense	1,525	—	1,525	—
Transaction costs	2,620	290	3,893	3,606
Non-cash compensation	4,676	3,029	9,424	5,065
Other	(134)	3,188	(146)	3,008
Income (loss) from continuing operations before taxes	$55,523	$20,449	$(1,763)	$(30,251)

	Six months ended
	July 1,	July 2,
	2017	2016
Purchases of property, plant and equipment
West	$51,378	$49,645
East	37,566	26,874
Cement	17,606	12,828
Total reportable segments	106,550	89,347
Corporate and other	2,538	2,322
Total purchases of property, plant and equipment	$109,088	$91,669

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Depreciation, depletion, amortization and accretion:
West	$17,419	$16,186	$33,082	$32,222
East	16,933	12,310	32,311	22,741
Cement	10,025	8,269	18,073	13,528
Total reportable segments	44,377	36,765	83,466	68,491
Corporate and other	662	643	1,321	1,277
Total depreciation, depletion, amortization and accretion	$45,039	$37,408	$84,787	$69,768

	July 1,	December 31,
	2017	2016
Total assets:
West	$1,132,152	$902,763
East	998,002	870,613
Cement	889,365	868,440
Total reportable segments	3,019,519	2,641,816
Corporate and other	345,649	139,650
Total	$3,365,168	$2,781,466

14.    RELATED PARTY TRANSACTIONS

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

We have completed 57 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 20 U.S. states and British Columbia, Canada and 42 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Thomas Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow.

As of July 1, 2017, we had 3.0 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 300 sites and plants, to which we believe we have adequate road, barge and/or railroad access.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation program extends through 2020. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support both the construction of new roads, highways and bridges in addition to the maintaining the existing infrastructure. The U.S. President and his administration have called for, among other things, an infrastructure stimulus plan. However, there is currently a lack of clarity around both the timing and details of any such infrastructure plan and the impact, if any, it or other proposed changes in law and regulations may have on our business.

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

•

Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010. In June 2017, a bi-partisan coalition of Kansas legislators voted to raise $1.2 billion in revenue by raising personal income taxes and other exemptions, reversing austerity measures put into place five years ago by the Kansas governor.  We anticipate additional funding will be made available to the Kansas Department of Transportation over the next 12-24 months as a result of this legislative action.

•

Utah’s transportation investment fund has $2.3 billion programmed for 2017 – 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for a number of projects that the Utah Transportation Commission has already approved.

•	Missouri’s Statewide Transportation Improved Program for 2017 – 2021 states that $4.0 billion is available for awards for highway and bridge construction.

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction and public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-

related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters.

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

As a vertically-integrated business, approximately 23% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 67% of the asphalt paving mix were laid by our paving crews during the six months ended July 1, 2017. Our backlog as of July 1, 2017, was 15.9 million tons of aggregates, 1.2 million cubic yards of ready-mix concrete, 3.2 million tons of asphalt and $473.6 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and six months ended July 1, 2017 as compared to July 2, 2016, are:

•

Net revenue increased $65.7 million and $116.7 million in the three and six months ended July 1, 2017, respectively, as a result of pricing and volume increases across our product lines, which includes volume contributions from our acquisitions.

•

Our operating income increased $35.5 and $32.2 million in the three and six months ended July 1, 2017, respectively, primarily due to increases in net revenue from acquisitions, and to a lesser extent organic growth, partially offset by increases in the related costs of revenue. Our general and administrative expenses also decreased in the second quarter of 2017 as compared to the same period in 2016, as the second quarter of 2016 includes $24.8 million of pre-IPO/legacy equity modification expenses.  Our general and administrative expenses for the six month period ended July 1, 2017 are slightly lower than the comparable period a year ago. Excluding the $24.8 million of pre-IPO/legacy equity modification expenses in the six month period July 2, 2016, our general and administrative expenses are essentially flat as a percentage of net revenue.

•	In June 2017, we issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”), resulting in proceeds of $295.4 million, net of related fees and expenses.

•	In January 2017, we raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2017 and 2016:

•	On August 1, 2017, we acquired Northwest, a ready-mix and aggregates-based business with three ready-mix plants and one sand and gravel pit, servicing the northwest region of Colorado.

•	On July 31, 2017, we acquired Great Southern, a ready-mix company with two plants servicing Houston, Texas.

•	On July 28, 2017, we acquired Somerset, a ready-mix company with ten plants in southeast Kentucky.

•	On May 12, 2017, we acquired Glasscock, a vertically integrated sand, ready-mix, recycle and trucking business based in Sumter, South Carolina.

•	On May 1, 2017, we acquired Winvan Paving, a paving and construction services company based in Vancouver, British Columbia.

•	On April 3, 2017, we acquired Carolina Sand, a sand and trucking business with four sand pits in northeastern South Carolina.

•	On April 3, 2017, we acquired Hanna’s Bend, an aggregates-based business with one sand and gravel pit servicing the Houston, Texas market.

•	On March 17, 2017, we acquired Sandidge Concrete, a ready-mix company with three plants servicing the Columbia, Missouri market.

•	On February 24, 2017, we acquired Razorback, an aggregates-based business with one of the larger ready-mix concrete operations in central and northeastern Arkansas.

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

The table below includes revenue and operating income (loss) by segment for the three and six months ended July 1, 2017 and July 2, 2016.

	Three months ended				Six months ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
		Operating		Operating		Operating		Operating
($ in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$275,855	$42,907	$226,277	$34,181	$419,074	$42,620	$349,994	$31,348
East	164,009	21,130	139,380	22,401	261,232	9,612	210,054	14,832
Cement	84,229	33,725	79,617	28,553	128,064	28,455	113,605	24,314
Corporate (1)	—	(15,318)	—	(38,187)	—	(31,027)	—	(53,003)
Total	$524,093	$82,444	$445,274	$46,948	$808,370	$49,660	$673,653	$17,491

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended July 1, 2017 and July 2, 2016.

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
(in thousands)
Net revenue	$478,368	$412,636	$737,412	$620,675
Delivery and subcontract revenue	45,725	32,638	70,958	52,978
Total revenue	524,093	445,274	808,370	673,653
Cost of revenue (excluding items shown separately below)	335,904	285,138	553,476	461,928
General and administrative expenses	58,086	75,490	116,554	120,860
Depreciation, depletion, amortization and accretion	45,039	37,408	84,787	69,768
Transaction costs	2,620	290	3,893	3,606
Operating income	82,444	46,948	49,660	17,491
Interest expense (1)	25,986	25,617	50,955	47,194
Loss on debt financings	—	—	190	—
Tax receivable agreement expense (1)	1,525	—	1,525	—
Other (income) expense, net	(590)	882	(1,247)	548
Income (loss) from operations before taxes (1)	55,523	20,449	(1,763)	(30,251)
Income tax expense (benefit)	3,435	(1,056)	1,257	(9,222)
Net income (loss) (1)	$52,088	$21,505	$(3,020)	$(21,029)

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.2 million and $0.5 million less interest expense than Summit Inc., in the three and six months ended July 1, 2017, respectively. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and six months ended July 1, 2017 compared to the three and six months ended July 2, 2016

	Three months ended				Six months ended
	July 1,	July 2,			July 1,	July 2,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$478,368	$412,636	$65,732	15.9%	$737,412	$620,675	$116,737	18.8%
Operating income	82,444	46,948	35,496	75.6%	49,660	17,491	32,169	183.9%
Operating margin percentage	17.2%	11.4%			6.7%	2.8%
Adjusted EBITDA (1)	$135,235	$114,732	$20,503	17.9%	$148,865	$123,141	$25,724	20.9%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue increased $65.7 million in the three months ended July 1, 2017, primarily resulting from our acquisition program. Of the increase in net revenue, $20.1 million was from increased sales of materials, $36.3 million was from increased sales of products and $9.3 million was from increased service revenue. We generated organic volume growth across all lines of business during the second quarter of 2017 over the prior year period. We also had organic price growth in our cement and ready-mix concrete lines of business during the second quarter of 2017. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

Net revenue increased $116.7 million in the six months ended July 1, 2017, primarily resulting from our acquisition program. Of the increase in net revenue, $42.7 million was from increased sales of materials, $58.6 million was from increased sales of products and $15.4 million was from increased service revenue. We generated organic volume growth in our aggregates, cement and asphalt lines of business during the first half of 2017 over the prior year period. We also had organic price growth in our cement line of business during the first half of 2017. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended July 1, 2017, our net revenue growth was $49.9 million and $15.8 million from acquisitions and organic revenue, respectively. Operating income increased by $35.5 million in the second quarter of 2017 as compared to the second quarter of 2016 as a result of a decrease in our general administrative expenses, partially offset by an increase in our depreciation, depletion, amortization and accretion. Our general and administrative expenses decreased in the second quarter of 2017 as compared to the same period a year ago, as the second quarter of 2016 included $24.8 million of pre-IPO/legacy equity modification expenses, partially offset by increases in headcount and stock compensation expenses in 2017. Our depreciation, depletion, amortization and accretion increased $5.1 million due to acquisitions completed in 2016 and 2017.

In the six months ended July 1, 2017, our net revenue growth was $91.2 million and $25.5 million from acquisitions and organic revenue, respectively. Operating income increased by $32.2 million in the first half of 2017 as compared to the first half of 2016 as a result of a decrease in our general administrative expenses items referred to above, as well as an increase in our depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion increased $11.4 million due to acquisitions completed in 2016 and 2017.

Our operating margin percentage improved 580 basis points from 11.4% to 17.2% and 390 basis points from 2.8% to 6.7% in the three and six months ended July 1, 2017, respectively, due to pricing on materials and cement volume growth. Adjusted EBITDA, as defined below, increased by $20.5 million and $25.7 million in the three and six months ended July 1, 2017, respectively.

During 2016 and 2017, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2016	96,033,222	5,151,297	101,184,519	94.9%
January 2017 public offering	10,000,000	-	10,000,000
Exchanges during period	236,095	(236,095)	-
Other equity transactions	134,423	-	134,423
Balance — April 1, 2017	106,403,740	4,915,202	111,318,942	95.6%
Exchanges during period	778,064	(778,064)	-
Other equity transactions	310,175	-	310,175
Balance — July 1, 2017	107,491,979	4,137,138	111,629,117	96.3%

Balance — January 2, 2016	49,745,944	50,275,825	100,021,769	49.7%
Issuance of Class A shares	1,038	-	1,038
Stock Dividend - December 28, 2016	1,135,692	-	1,135,692
Balance — April 2, 2016	50,882,674	50,275,825	101,158,499	50.3%
Exchanges during period	13,177,754	(13,177,754)	-
Other equity transactions	6,250	-	6,250
Balance — July 2, 2016	64,066,678	37,098,071	101,164,749	63.3%

As a result, the ownership percentage of the noncontrolling interest decreased from 36.7% as of July 2, 2016 to 3.7% as of July 1, 2017.  Accordingly, although the amount of net income increased by $30.6 million and net loss decreased by $18.0 million in the three and six months ended July 1, 2017, respectively, the amount of net income (loss) attributable to Summit Holdings decreased from $8.1 million and $(13.2) million in the three and six months July 2, 2016, respectively, to $2.1 million and $(0.5) million in the three and six months ended July 1, 2017.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended				Six months ended
	July 1,	July 2,	Variance		July 1,	July 2,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Aggregates	$112,520	$97,006	$15,514	16.0%	$190,890	$162,063	$28,827	17.8%
Cement	79,985	71,711	8,274	11.5%	120,289	101,222	19,067	18.8%
Ready-mix concrete	128,942	97,371	31,571	32.4%	222,300	177,608	44,692	25.2%
Asphalt	91,191	82,120	9,071	11.0%	112,470	96,477	15,993	16.6%
Paving and related services	160,092	143,397	16,695	11.6%	210,368	179,065	31,303	17.5%
Other	(48,637)	(46,331)	(2,306)	5.0%	(47,947)	(42,782)	(5,165)	12.1%
Total revenue	$524,093	$445,274	$78,819	17.7%	$808,370	$673,653	$134,717	20.0%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three months ended
	July 1, 2017		July 2, 2016
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	11,286	$9.97	9,683	$10.02	16.6%	(0.5)%
Cement	714	112.09	659	108.89	8.3%	2.9%
Ready-mix concrete	1,237	104.23	953	102.15	29.8%	2.0%
Asphalt	1,517	54.94	1,316	57.45	15.3%	(4.4)%

	Six months ended
	July 1, 2017		July 2, 2016
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	19,249	$9.92	16,645	$9.74	15.6%	1.8%
Cement	1,075	111.89	943	107.38	14.0%	4.2%
Ready-mix concrete	2,143	103.73	1,715	103.56	25.0%	0.2%
Asphalt	1,880	54.76	1,533	57.57	22.6%	(4.9)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $15.5 million and $28.8 million in the three and six months ended July 1, 2017, respectively, primarily due to increased volumes. Aggregate volumes were positively affected by the acquisitions completed in 2016 and early 2017, together with broad based growth in most of our markets, partially offset by declines in our Missouri and Houston markets. Organic aggregate volumes increased 3.8% in the first half of 2017 as compared to the same period a year ago primarily from Austin, northeast Texas and Utah, offset by a decline in Houston, Texas. In Houston, Texas, volumes were affected by softness in the residential construction market.  Aggregate pricing of $9.92 per ton slightly increased compared to the first half of 2016.

Revenue from cement increased $8.3 million and $19.1 million in the three and six months ended July 1, 2017, respectively, due primarily to improved organic volume and improved average selling price. Our organic cement volumes increased 10.2% due to improved weather along the Mississippi river corridor and new customer acquisitions. During the first half of 2017, pricing for cement improved by 4.2% to $111.89 per ton, primarily resulting from the price increases implemented in 2016.

Revenue from ready-mix concrete increased $31.6 million and $44.7 million in the three and six months ended July 1, 2017, respectively, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $103.73 per cubic yard ton in 2017 remained consistent to the first half of 2016.

Revenue from asphalt increased $9.1 million and $16.0 million in the three and six months ended July 1, 2017, respectively. Our organic asphalt volumes increased 12.3% with the balance of the increased volumes coming from acquisitions. Our revenue in Austin, Texas, was higher in the first half of 2017 as an aggressive competitor contributed to the decrease in our paving and related services revenue in 2016. In the first half of 2017, our marketing efforts were able to improve our market share over 2016 levels in the Austin market. Pricing for asphalt declined 4.9% as liquid asphalt prices have decreased.

Other Financial Information

Tax Receivable Agreement Expense

As discussed above, in the second quarter 2017, we recorded $1.5 million of tax receivable agreement (“TRA”) expense. This estimate was recorded based on our current estimate of the change in the valuation allowance against our deferred tax assets subject to the TRA.

Income Tax Benefit

The income tax expense of $3.4 million and $1.3 million in the three and six months ended July 1, 2017, respectively, was primarily due to the benefit associated with the depletion in excess of U.S. GAAP depletion recognized in the C corporations in the three and six months ended July 1, 2017. During the three and six months periods ended July 2, 2016, our income tax benefit was $1.1 million and $9.2 million, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

In assessing the realizability of deferred tax assets, including the deferred tax assets generated under the TRA described below, management determined that it was more likely than not that a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and consideration of tax-planning strategies. As positive evidence of the realizability of our deferred tax assets accumulates, we will begin to release the valuation allowance, which will be recorded as a benefit to income tax expense. To the extent the release of the valuation allowance relates to TRA deferred tax assets, and we determine payment of those benefits has become probable under our TRA agreement, a TRA liability and related TRA expense will be recorded equal to 85% of the valuation allowance release.

Segment results of operations

West Segment

	Three months ended				Six months ended
	July 1,	July 2,			July 1,	July 2,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$249,849	$208,974	$40,875	19.6%	$381,823	$322,821	$59,002	18.3%
Operating income	42,907	34,181	8,726	25.5%	42,620	31,348	11,272	36.0%
Operating margin percentage	17.2%	16.4%			11.2%	9.7%
Adjusted EBITDA (1)	$60,520	$50,585	$9,935	19.6%	$76,219	$63,864	$12,355	19.3%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue in the West segment increased $40.9 million and $59.0 million in the three and six months ended July 1, 2017, respectively, primarily due to incremental revenue from the acquisition of Everist Materials, Winvan Paving and Hanna’s Bend in early 2017 and 2016 acquisitions of Midland Concrete and Rustin in 2016. Net revenue growth from acquisitions in the three and six months ended July 1, 2017 increased $30.4 million and $51.4 million, respectively, with the balance attributable to organic operations.

The West segment’s operating income improved $8.7 million and $11.3 million in the three and six months ended July 1, 2017, respectively. Adjusted EBITDA improved $9.9 million and $12.4 million in the three and six months ended July 1, 2017, respectively. The improvement in West operating income and adjusted EBITDA was primarily due to improved organic volume growth in aggregates and asphalt, as well as contributions from the acquisitions mentioned above. As a result, the operating margin percentage in the West segment improved in the three months ended July 1, 2017 to 17.2% as compared to the three months ended July 2, 2016 at 16.4%. Those same factors contributed to similar improvements in net revenue, operating income, operating margin percentage and adjusted EBITDA in the respective six month periods.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
	July 1,	July 2,	Variance		July 1,	July 2,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Aggregates	$52,419	$41,583	$10,836	26.1%	$88,093	$75,177	$12,916	17.2%
Ready-mix concrete	97,541	73,587	23,954	32.6%	169,570	135,951	33,619	24.7%
Asphalt	64,804	61,503	3,301	5.4%	83,564	73,974	9,590	13.0%
Paving and related services	101,170	96,714	4,456	4.6%	130,303	120,564	9,739	8.1%
Other	(40,079)	(47,110)	7,031	(14.9)%	(52,456)	(55,672)	3,216	(5.8)%
Total revenue	$275,855	$226,277	$49,578	21.9%	$419,074	$349,994	$69,080	19.7%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other”. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the six months ended July 1, 2017 from the six months ended July 2, 2016 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	28.7%	(2.0)%	17.0%	0.2%
Ready-mix concrete	29.5%	2.4%	24.9%	(0.2)%
Asphalt	8.2%	(2.6)%	18.2%	(3.7)%

Revenue from aggregates in the West segment increased $10.8 million and $12.9 million in the three and six months ended July 1, 2017, respectively, primarily due an increase in volumes in the first half of 2017. The increase in aggregates volumes was primarily in the Austin, northeast Texas and Vancouver, British Columbia markets. Aggregates volume increased mainly due to organic growth in these markets with minimal contribution from the 2017 and 2016 acquisitions, partially offset by a decrease in organic volumes in Houston. Aggregates pricing in the second quarter of 2017 decreased slightly due to a shift in product mix. However, aggregates pricing for the first six months of 2017 remained consistent with the first half of 2016.

Revenue from ready-mix concrete in the West segment increased $24.0 million and $33.6 million in the three and six months ended July 1, 2017, respectively, due to higher organic and acquisition volumes in the first half of 2017. The increase in ready-mix concrete volumes was primarily a result of the 2017 and 2016 acquisitions.

Revenue from asphalt in the West segment increased $3.3 million and $9.6 million in the three and six months ended July 1, 2017, respectively, primarily due to higher volumes partially offset by slightly lower pricing. Organic asphalt volumes increased 6.8% due to improvement in our Austin, Texas market in the first half of 2017.  Asphalt pricing decreased consistent with lower input prices. Revenue for paving and related services in the West segment increased by $4.5 million and $9.7 million in the three and six months ended July 1, 2017, respectively, primarily due to organic growth.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 1, 2017 was approximately $58.8 million and $(2.7) million, respectively.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, one of which aggressively sought market share, which negatively impacted Adjusted EBITDA in the West segment in 2016. Our efforts to improve our profitability in that area are showing positive results in 2017, as organic volume growth has occurred in the first six months of 2017 as compared to the same period a year ago. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis.

East Segment

	Three months ended				Six months ended
	July 1,	July 2,			July 1,	July 2,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$144,290	$124,045	$20,245	16.3%	$227,525	$184,249	$43,276	23.5%
Operating income	21,130	22,401	(1,271)	(5.7)%	9,612	14,832	(5,220)	(35.2)%
Operating margin percentage	14.6%	18.1%			4.2%	8.0%
Adjusted EBITDA (1)	$38,766	$35,674	$3,092	8.7%	$43,114	$38,847	$4,267	11.0%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue in the East segment increased $20.2 million and $43.3 million in the three and six month periods ended July 1, 2017, respectively, primarily due to acquisitions contributing $18.6 million and $35.6 million in the three and six months ended July 1, 2017, respectively, and organic growth of $1.6 million and $7.7 million, respectively.

Although our net revenue increased in the East segment primarily due to acquisitions, operating income declined $1.3 million and $5.2 million in the three and six months ended July 1, 2017, respectively, as increases in depreciation, and to a lesser extent general and administrative expenses, exceeded those revenue gains due to the seasonality of the business. Adjusted EBITDA improved $3.1 million and $4.3 million in the three and six months ended July 1, 2017, respectively, as the increases in net revenue were offset by additional general and administrative expenses.

Operating margin percentage for the three months ended July 1, 2017 decreased to 14.6% from 18.1% in the comparable period a year ago, as revenue from paving and related services, which generally have lower operating margins than materials and products, increased slightly, as well as the other factors mentioned above.

Operating margin percentage for the six months ended July 1, 2017 decreased to 4.2% from 8.0% in the comparable period a year ago, as revenue from paving and related services, which generally have lower operating margins than materials and products, increased slightly, as well as the other factors mentioned above.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
	July 1,	July 2,	Variance		July 1,	July 2,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Aggregates	$60,101	$55,423	$4,678	8.4%	$102,797	$86,886	$15,911	18.3%
Ready-mix concrete	31,401	23,784	7,617	32.0%	52,730	41,657	11,073	26.6%
Asphalt	26,387	20,617	5,770	28.0%	28,906	22,503	6,403	28.5%
Paving and related services	58,922	46,683	12,239	26.2%	80,065	58,501	21,564	36.9%
Other	(12,802)	(7,127)	(5,675)	79.6%	(3,266)	507	(3,773)	(744.2)%
Total revenue	$164,009	$139,380	$24,629	17.7%	$261,232	$210,054	$51,178	24.4%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended July 1, 2017 from the three and six months ended July 2, 2016 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	6.1%	2.3%	14.3%	3.5%
Ready-mix concrete	30.9%	0.8%	25.0%	1.3%
Asphalt	35.5%	(6.8)%	36.3%	(6.9)%

Revenue from aggregates in the East segment increased $4.7 million and $15.9 million in the three and six months ended July 1, 2017, respectively, due primarily to the acquisition of Razorback in 2017, as well as the Oldcastle Assets and RD Johnson acquisitions in 2016. Aggregate volumes in the first half of 2017 increased 14.3%, primarily as a result of those acquisitions. Aggregates pricing increased as a result of an improved market and shift in product mix.

Revenue from ready-mix concrete in the East segment increased $7.6 million and $11.1 million in the three and six months ended July 1, 2017, respectively, primarily as a result of the acquisitions mentioned above. Ready-mix volumes increased due to acquisitions, offset by an organic volumes decline of 3.0%.

Revenue from asphalt increased $5.8 million and $6.4 million in the three and six months ended July 1, 2017, respectively, due to an increase in asphalt volumes, offset by pricing decline, primarily in the Kentucky and Kansas markets. The $12.2 million and $21.6 million increase in paving and related service revenue in the three and six months ended July 1, 2017, respectively, was primarily a result of acquisitions in Kansas and Virginia.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 1, 2017 was approximately $31.0 million and $2.3 million, respectively.

Cement Segment

	Three months ended				Six months ended
	July 1,	July 2,			July 1,	July 2,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$84,229	$79,617	$4,612	5.8%	$128,064	$113,605	$14,459	12.7%
Operating income	33,725	28,553	5,172	18.1%	28,455	24,314	4,141	17.0%
Operating margin percentage	40.0%	35.9%			22.2%	21.4%
Adjusted EBITDA (1)	$43,783	$37,593	$6,190	16.5%	$46,468	$38,564	$7,904	20.5%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue in the Cement segment increased $4.6 million and $14.5 million in the three and six month periods ended July 1, 2017, respectively, primarily due to organic growth within existing operations and the acquisition of the Angelle Assets, which contributed incremental net revenue of $0.8 million and $4.2 million in the three and six months ended July 1, 2017, respectively.

The Cement segment’s operating income improved $5.2 million and $4.1 million in the three and six months ended July 1, 2017, respectively. Adjusted EBITDA improved $6.2 million and $7.9 million in the three and six months ended July 1, 2017, respectively. The increase in operating income was primarily due to increased organic cement volumes and pricing. Operating margin percentage for the three months ended July 1, 2017 improved to 40.0% from 35.9% in the second quarter, primarily attributable to pricing improvements and operational efficiencies. The operational efficiencies have been driven by a reduction in unscheduled downtime and improved cost management and production processes.  Operating margin for the six months ended July 1, 2017 remains consistent with the first half of 2016.

Gross revenue by product was as follows:

	Three months ended				Six months ended
	July 1,	July 2,	Variance		July 1,	July 2,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Cement	$79,985	$71,711	$8,274	11.5%	$120,289	$101,222	$19,067	18.8%
Other	4,244	7,906	(3,662)	(46.3)%	7,775	12,383	(4,608)	(37.2)%
Total revenue	$84,229	$79,617	$4,612	5.8%	$128,064	$113,605	$14,459	12.7%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the six months ended July 1, 2017 from the three and six months ended July 2, 2016 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	8.3%	2.9%	14.0%	4.2%

Revenue from cement increased $8.3 million and $19.1 million in the three and six months ended July 1, 2017, respectively, due primarily to increased organic cement volumes and pricing. For the six months ended July 1, 2017, cement volumes and pricing increased 14.0% and 4.2%, respectively. The acquisition of the Angelle Assets contributed 3.8% and 11.6% in cement volumes and pricing increases, respectively. Organic cement volumes increased 10.2% year over year, with the balance attributable to the acquisition referred to above.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of July 1, 2017, we had $353.1 million in cash and cash equivalents and $547.9 million of working capital compared to $143.4 million and $244.4 million, respectively, at December 31, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of July 1, 2017 or December 31, 2016. Our remaining borrowing capacity on our senior secured revolving credit facility was $218.9 million as of July 1, 2017, which is net of $16.1 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of July 1, 2017 and December 31, 2016, our long-term borrowings, including the current portion without giving effect to original issue discount, totaled $1.8 billion and $1.5 billion, respectively, for which we incurred $22.9 million and $44.5 million of interest expense for the three and six months ended July 1, 2017, respectively, and $22.0 million and $40.2 million for the three and six months ended July 2, 2016, respectively. We remain in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities were $244.9 million in the year ended December 31, 2016, which is net of interest payments. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of July 1, 2017.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of July 1, 2017, we were in compliance with all debt covenants.

At July 1, 2017 and December 31, 2016, $1.8 billion and $1.5 billion of total debt, respectively, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

On June 1, 2017, the Issuers issued $300.0 million in aggregate principal amount of 5.125% senior notes due June 1, 2025. The 2025 Notes were issued at par value, resulting in proceeds of $295.4 million, net of related fees and expenses. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017. Proceeds from the sale of the 2025 Notes are intended to be used for acquisitions and to pay fees and expenses incurred in connection with any such acquisitions and the offering, with any remaining net proceeds to be used for general corporate purposes, which may include repaying indebtedness, capital expenditures and funding working capital.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 8.500% senior notes due April 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016. The net proceeds of the 2022 Notes were used to fund the Boxley acquisition, replenish cash used for the AMC acquisition and pay expenses incurred therewith.

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the six months ended July 1, 2017 and July 2, 2016:

	Summit Inc.
	July 1,	July 2,
(in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$11,149	$(26,500)
Investing activities	(313,664)	(377,391)
Financing activities	511,998	226,156
Cash paid for capital expenditures	$(109,088)	$(91,669)

Operating activities

During the six months ended July 1, 2017, cash provided by operating activities was $11.1 million primarily as a result of:

•	Net loss of $3.0 million, adjusted for $97.3 million of non-cash expenses, including $90.8 million of depreciation, depletion, amortization and accretion and $9.4 million of share-based compensation.

•

Additional investment in inventory of $19.3 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

Billed and unbilled accounts receivable increased by $90.1 million in the first six months of 2017 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $44.2 million of interest payments in the six months ended July 1, 2017.

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

•

Our accounts receivable (billed and unbilled) increased by $80.0 million of as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

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

Investing activities

During the six months ended July 1, 2017, cash used for investing activities was $313.7 million, of which $213.1 million related to the seven acquisitions completed in the period and $109.1 million was invested in capital expenditures, which was partially offset by $8.4 million of proceeds from asset sales.

During the six months ended July 2, 2016, cash used for investing activities was $377.4 million, of which $296.7 million related to the acquisitions of AMC, Boxley, Sierra and the Oldcastle Assets and $91.7 million was invested in capital expenditures, which was partially offset by $9.4 million of proceeds from asset sales.

Financing activities

During the six months ended July 1, 2017, cash provided by financing activities was $512.0 million, which was primarily composed of $237.6 million of net proceeds from the January 2017 issuance of 10,000,000 shares of Class A common stock and $295.4 million of proceeds from the 2025 Notes, net of related fees and expenses. We made $17.2 million of payments on acquisition related liabilities, and $5.9 million in payments for debt and capital issuance costs.

During the six months ended July 2, 2016, cash provided by financing activities was $226.2 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees and $14.0 million of borrowings from our revolving credit facility. Summit made $25.7 million of payments on acquisition related liabilities and $5.1 million in debt issuance costs.

Cash paid for capital expenditures

We expended approximately $109.1 million in capital expenditures in the six months ended July 1, 2017 compared to $91.7 million in the six months ended July 2, 2016. The second quarter 2017 capital expenditures were primarily composed of rolling stock and plant upgrades.

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

Tax Receivable Agreement

When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase, for tax purposes, depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with our IPO, we entered into a TRA with the holders of the LP Units and the pre-IPO owners that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA is deemed to realize) as a result of (i) these increases in tax basis and (ii) our utilization of certain net operating losses of the pre-IPO owners and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate, as they will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchange, the extent to which the exchanges are taxable, the amount of net operating losses, and the amount and timing of our income.

We anticipate funding payments under the TRA agreement from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities.

Based upon a $28.10 per share price of our Class A common stock, the closing price of our stock on June 30, 2017, and a contractually defined discount rate of 2.82%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $488 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

As of July 1, 2017, we had accrued $59.7 million as a TRA liability, all of which is included in other noncurrent liabilities, as we do not expect payment of that amount to occur within twelve months.

Contractual Obligations

The following table presents, as of July 1, 2017, our obligations and commitments to make future payments under our contracts and contingent commitments (in thousands):

	Payments Due by Period
	Total	2017 (six months)	2018	2019	2020	2021	2022	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,837,000	$3,250	$4,875	$6,500	$8,125	$6,500	$857,750	$950,000
Capital lease obligations	42,739	7,102	18,962	6,846	5,159	745	596	3,329
Operating lease obligations	31,701	4,315	7,084	5,536	4,682	3,790	2,277	4,017
Interest payments(1)	614,588	51,007	99,873	97,454	107,756	101,101	79,147	78,250
Acquisition-related liabilities	68,355	7,201	15,169	24,188	7,679	7,229	1,126	5,763
Royalty payments	92,477	2,878	5,910	5,461	5,257	5,000	4,867	63,104
Defined benefit plans(2)	11,076	587	1,352	1,155	1,187	1,697	1,323	3,775
Asset retirement obligation payments	69,363	4,870	4,098	1,659	1,273	866	931	55,666
Purchase commitments(3)	36,058	25,498	10,560	—	—	—	—	—
Payments pursuant to tax receivable agreement (4)	488,000	—	—	—	28,400	54,500	55,300	349,800
Other	9,821	1,869	4,047	2,252	1,653	—	—	—
Total contractual obligations	$3,301,178	$108,577	$171,930	$151,051	$171,171	$181,428	$1,003,317	$1,513,704

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of July 1, 2017 and may differ from actual results.
(2)

Future payments to fund our defined benefit plans are estimated based on multiple assumptions which are enumerated in Note 11 to the audited consolidated financial statements included in the Annual Report.

(3)	Amounts represent purchase commitments entered into the in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.
(4)

The total amount payable under our TRA is estimated at $488 million as of July 1, 2017, if we exercised our right of early termination of the TRA as of that date. Under the terms of the TRA, payment of amounts benefitting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized.  We currently estimate the first benefits being realized upon filing of the 2018 tax returns in the fourth quarter of 2019.  The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those years.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through July 1, 2017, we have funded $8.8 million, $4.0 million in 2012 and $4.8 million in 2011. In 2012 and 2011, we recognized losses on the indemnification agreement of $8.0 million and $1.9 million, respectively. As of July 1, 2017 and December 31, 2016, an accrual of $4.3 million was recorded in other noncurrent liabilities as management’s best estimate of future funding obligations.

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

Off-Balance sheet arrangements

As of July 1, 2017, we had no material off-balance sheet arrangements.

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

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” "Adjusted Cash Gross Profit" and “Adjusted Cash Gross Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, loss from discontinued operations and certain non-cash and non-operating items. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and Adjusted Cash Gross Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

We present Adjusted EBITDA, Adjusted Cash Gross Profit and Adjusted Cash Gross Margin for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses these metrics to assess the operating performance of a company’s business and to provide a consistent comparison of performance from period to period. We use these metrics, among others, to assess the operating performance of our individual segments and the consolidated company.

Non-GAAP financial measures are not standardized; therefore, it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements in their entirety and not rely on any single financial measure.

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 1, 2017
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$40,529	$20,600	$34,442	$(43,483)	$52,088
Interest expense (income) (1)	1,843	929	(684)	23,898	25,986
Income tax expense (benefit)	533	(21)	—	2,923	3,435
Depreciation, depletion and amortization	17,224	16,740	9,961	662	44,587
EBITDA	$60,129	$38,248	$43,719	$(16,000)	$126,096
Accretion	195	193	64	—	452
Loss on debt financings	—	—	—	—	—
Tax receivable agreement expense (1)	—	—	—	1,525	1,525
Transaction costs	(28)	—	—	2,648	2,620
Non-cash compensation	—	—	—	4,676	4,676
Other	224	325	—	(683)	(134)
Adjusted EBITDA (1)	$60,520	$38,766	$43,783	$(7,834)	$135,235

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 2, 2016
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$30,018	$21,150	$28,034	$(57,697)	$21,505
Interest expense (1)	2,545	2,008	326	20,738	25,617
Income tax expense (benefit)	139	—	—	(1,195)	(1,056)
Depreciation, depletion and amortization	15,994	12,140	8,261	643	37,038
EBITDA	$48,696	$35,298	$36,621	$(37,511)	$83,104
Accretion	192	170	8	—	370
IPO/ Legacy equity modification costs	—	—	—	24,751	24,751
Transaction costs	216	5	—	69	290
Non-cash compensation	—	—	—	3,029	3,029
Other	1,481	201	964	542	3,188
Adjusted EBITDA (1)	$50,585	$35,674	$37,593	$(9,120)	$114,732

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 1, 2017
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$38,503	$8,507	$29,729	$(79,759)	$(3,020)
Interest expense (income) (1)	3,747	1,614	(1,334)	46,928	50,955
Income tax expense (benefit)	535	(21)	—	743	1,257
Depreciation, depletion and amortization	32,692	31,927	17,951	1,321	83,891
EBITDA	$75,477	$42,027	$46,346	$(30,767)	$133,083
Accretion	390	384	122	—	896
Loss on debt financings	—	—	—	190	190
Tax receivable agreement expense (1)	—	—	—	1,525	1,525
Transaction costs	9	—	—	3,884	3,893
Non-cash compensation	—	—	—	9,424	9,424
Other	343	703	—	(1,192)	(146)
Adjusted EBITDA (1)	$76,219	$43,114	$46,468	$(16,936)	$148,865

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 2, 2016
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$25,456	$11,712	$20,572	$(78,769)	$(21,029)
Interest expense (1)	4,531	3,898	3,500	35,265	47,194
Income tax expense (benefit)	78	—	—	(9,300)	(9,222)
Depreciation, depletion and amortization	31,743	22,412	13,506	1,277	68,938
EBITDA	$61,808	$38,022	$37,578	$(51,527)	$85,881
Accretion	479	329	22	—	830
IPO/ Legacy equity modification costs	—	—	—	24,751	24,751
Transaction costs	365	5	—	3,236	3,606
Non-cash compensation	—	—	—	5,065	5,065
Other	1,212	491	964	341	3,008
Adjusted EBITDA (1)	$63,864	$38,847	$38,564	$(18,134)	$123,141

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.3 million and $0.5 million less than Summit LLC and its subsidiaries in the three and six months ended July 2, 2016, respectively, and $0.2 million and $0.5 million less in the three and six months ended July 1, 2017, respectively, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

	July 1,	December 31,
Reconciliation of Working Capital	2017	2016
(in thousands)
Total current assets	$825,059	$483,698
Less total current liabilities	(277,171)	(239,288)
Working capital	$547,888	$244,410

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
Reconciliation of Operating Income to Adjusted Cash Gross Profit	2017	2016	2017	2016
($ in thousands)
Operating Income	$82,444	$46,948	$49,660	$17,491
General and administrative expenses	58,086	75,490	116,554	120,860
Depreciation, depletion, amortization and accretion	45,039	37,408	84,787	69,768
Transaction costs	2,620	290	3,893	3,606
Adjusted Cash Gross Profit (exclusive of items shown separately)	$188,189	$160,136	$254,894	$211,725
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	39.3%	38.8%	34.6%	34.1%

(1)	Adjusted Cash Gross Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of July 1, 2017. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of July 1, 2017. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

4.1

Indenture, dated as of June 1, 2017, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on June 1, 2017).

4.2*	First Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee.
4.3	Form of 5.125% Senior Note due 2025 (included in Exhibit 4.1).
4.4*	Fifth Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee.
4.5*	Ninth Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee.
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 4, 2017	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)