Form 10-Q
period 2017-09-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2017-11-02
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 28, 2017, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 108,471,857 and 100, respectively.

As of October 28, 2017, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 30, 2017, its sole material asset was a 96.5% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8  1/2% senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the "Senior Notes"). Summit Inc.’s only revenue for the three and nine months ended September 30, 2017 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

•	“AMC" refers to American Materials Company;

•	“Boxley” refers to Boxley Materials Company;

•	“Sierra” refers to Sierra Ready Mix, LLC;

•	"Oldcastle Assets" refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC-Kansas, Inc. and APAC-Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	“Weldon’’ refers to Weldon Real Estate, LLC;

•	“Rustin” refers to H.C. Rustin Corporation;

•	“RD Johnson” refers to R.D. Johnson Excavating Company, LLC and Asphalt Sales of Lawrence, LLC;

•	“Angelle Assets” refers to two cement terminal operations located in Port Allen and LaPlace, LA.;

•	“Midland Concrete” refers to Midland Concrete Ltd.;

•	“Everist Materials” refers to Everist Materials, LLC;

•	“Razorback” refers to Razorback Concrete Company;

•	“Sandidge Concrete” refers to Sandidge Manufacturing, Inc.;

•	“Carolina Sand” refers to Carolina Sand, LLC;

•	“Hanna’s Bend” refers to Hanna’s Bend Aggregate, Ltd.;

•	“Winvan Paving” refers to Winvan Paving Ltd.;

•	“Glasscock” refers to Glasscock Company, Inc. and Glasscock Logistics Company, LLC;

•	“Somerset” refers to Ready Mix Concrete of Somerset, Inc. and RMCS Holdings, Inc.;

•	“Great Southern” refers to Great Southern Ready Mix, LLC, Great Southern Stabilized, LLC and Southern Cement Slurry, LLC;

•	“Northwest” refers to Northwest Ready Mix, Inc. and Northwest Aggregates, Inc.;

•	“Georgia Stone” refers to Georgia Stone Products, LLC;

•	“Alan Ritchey” refers to Alan Ritchey Materials Company, L.C.;

•	“Columbia Silica” refers to CSS Conversion Holdco, Inc., CA Conversion Holdco, LLC, Columbia Silica Sand, Inc. and Columbia Aggregates, LLC;

•	“Stockman” refers to Stockman Quarry, LLC and Stockman Properties, LLC;

•	“LP Units” refers to the Summit Holdings’ outstanding Class A Units;

•	“IPO” refers to the March 2015 initial public offering of Summit Inc.; and

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of September 30, 2017. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
Limited Partners
No voting rights in Summit Holdings (2)
3.5% of outstanding LP Units
General Partner
100% of voting power in Summit Holdings
96.5% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$300.0 million 2025 Notes
$235.0 million revolving credit facility
$637.0 million term loan facility
100%
Guarantor Subsidiaries
100%
100%
Summit Materials Finance Corp. (4)
Non-Guarantor Subsidiaries
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$300.0 million 2025 Notes

(1)	SEC registrant.
(2)

The shares of Class B Common Stock are currently held by pre-IPO investors, including certain members of management or their family trusts that directly hold LP Units.  A holder of Class B Common Stock is entitled, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of LP Units held by such holder.

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

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$287,082	$143,392
Accounts receivable, net	295,491	162,377
Costs and estimated earnings in excess of billings	39,316	7,450
Inventories	181,784	157,679
Other current assets	11,669	12,800
Total current assets	815,342	483,698
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 30, 2017 - $592,086 and December 31, 2016 - $484,554)	1,620,123	1,446,452
Goodwill	1,012,771	782,212
Intangible assets, less accumulated amortization (September 30, 2017 - $6,376 and December 31, 2016 - $7,854)	16,995	17,989
Deferred tax assets, less valuation allowance (September 30, 2017 - $2,677 and December 31, 2016 - $502,839)	477,493	4,326
Other assets	50,068	46,789
Total assets	$3,992,792	$2,781,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,500	$6,500
Current portion of acquisition-related liabilities	25,153	24,162
Accounts payable	134,925	81,565
Accrued expenses	130,502	111,605
Billings in excess of costs and estimated earnings	18,043	15,456
Total current liabilities	315,123	239,288
Long-term debt	1,807,064	1,514,456
Acquisition-related liabilities	36,326	32,664
Tax receivable agreement liability	548,885	58,145
Other noncurrent liabilities	68,030	76,874
Total liabilities	2,775,428	1,921,427
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 108,465,688 and 96,033,222 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,085	961
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 100 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,098,151	824,304
Accumulated earnings	95,636	19,028
Accumulated other comprehensive income (loss)	6,688	(2,249)
Stockholders’ equity	1,201,560	842,044
Noncontrolling interest in consolidated subsidiaries	1,351	1,378
Noncontrolling interest in Summit Holdings	14,453	16,617
Total stockholders’ equity	1,217,364	860,039
Total liabilities and stockholders’ equity	$3,992,792	$2,781,466

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Revenue:
Product	$465,556	$386,236	$1,088,299	$907,679
Service	108,831	93,974	223,500	193,206
Net revenue	574,387	480,210	1,311,799	1,100,885
Delivery and subcontract revenue	59,794	49,227	130,752	102,205
Total revenue	634,181	529,437	1,442,551	1,203,090
Cost of revenue (excluding items shown separately below):
Product	277,301	224,868	677,861	559,293
Service	72,450	61,725	154,408	136,250
Net cost of revenue	349,751	286,593	832,269	695,543
Delivery and subcontract cost	59,794	49,227	130,752	102,205
Total cost of revenue	409,545	335,820	963,021	797,748
General and administrative expenses	59,175	64,096	175,729	184,956
Depreciation, depletion, amortization and accretion	48,969	39,427	133,756	109,195
Transaction costs	2,581	1,684	6,474	5,290
Operating income	113,911	88,410	163,571	105,901
Interest expense	28,921	25,273	79,876	72,467
Loss on debt financings	—	—	190	—
Tax receivable agreement expense	489,215	—	490,740	—
Other (income) expense, net	(2,716)	722	(3,963)	1,270
(Loss) income from operations before taxes	(401,509)	62,415	(403,272)	32,164
Income tax (benefit) expense	(483,584)	1,309	(482,327)	(7,913)
Net income	82,075	61,106	79,055	40,077
Net income (loss) attributable to noncontrolling interest in subsidiaries	59	92	(27)	57
Net income attributable to Summit Holdings	2,964	16,194	2,474	2,947
Net income attributable to Summit Inc.	$79,052	$44,820	$76,608	$37,073
Income per share of Class A common stock:
Basic	$0.73	$0.60	$0.72	$0.59
Diluted	$0.72	$0.60	$0.71	$0.40
Weighted average shares of Class A common stock:
Basic	108,024,055	74,433,487	106,698,076	62,686,433
Diluted	109,303,412	74,579,797	107,327,624	101,479,150

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net income	$82,075	$61,106	$79,055	$40,077
Other comprehensive income (loss):
Postretirement liability adjustment	—	—	413	—
Foreign currency translation adjustment	4,374	(1,311)	8,498	3,966
Income (loss) on cash flow hedges	212	60	384	(3,232)
Other comprehensive income (loss):	4,586	(1,251)	9,295	734
Comprehensive income	86,661	59,855	88,350	40,811
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	59	92	(27)	57
Less comprehensive income attributable to Summit Holdings	3,135	15,827	2,832	3,751
Comprehensive income attributable to Summit Inc.	$83,467	$43,936	$85,545	$37,003

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,	October 1,
	2017	2016
Cash flow from operating activities:
Net income	$79,055	$40,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	140,634	118,026
Share-based compensation expense	14,148	46,123
Deferred income tax benefit (expense)	4,768	(8,994)
Net gain on asset disposals	(6,063)	(5,844)
Non-cash loss on debt financings	85	—
Other	(855)	(971)
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(98,961)	(81,234)
Inventories	(12,835)	(17,072)
Costs and estimated earnings in excess of billings	(31,606)	(34,349)
Other current assets	6,043	(2,876)
Deferred tax assets, net	(488,852)	-
Other assets	(3,141)	(217)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	38,357	23,812
Accrued expenses	3,854	8,948
Billings in excess of costs and estimated earnings	2,386	2,138
Tax receivable agreement liability	490,740	-
Other liabilities	(5,324)	(3,044)
Net cash provided by operating activities	132,433	84,523
Cash flow from investing activities:
Acquisitions, net of cash acquired	(371,479)	(331,463)
Purchases of property, plant and equipment	(147,478)	(121,945)
Proceeds from the sale of property, plant and equipment	13,290	16,222
Other	182	1,500
Net cash used for investing activities	(505,485)	(435,686)
Cash flow from financing activities:
Proceeds from equity offerings	237,600	—
Capital issuance costs	(627)	(136)
Proceeds from debt issuances	302,000	354,000
Debt issuance costs	(5,317)	(5,675)
Payments on debt	(12,887)	(114,254)
Payments on acquisition-related liabilities	(22,616)	(28,920)
Distributions from partnership	(109)	(9,049)
Other	17,964	105
Net cash provided by financing activities	516,008	196,071
Impact of foreign currency on cash	734	330
Net increase (decrease) in cash	143,690	(154,762)
Cash and cash equivalents—beginning of period	143,392	186,405
Cash and cash equivalents—end of period	$287,082	$31,643

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

		Summit Materials, Inc.

			Accumulated
	Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Total
	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Subsidiaries	Earnings	(Loss) Income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 31, 2016	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

Net (loss) income	(27)	76,608	—	—	—	—	—	—	2,474	79,055
Issuance of Class A Shares	—	—	—	10,000,000	100	—	—	238,367	(1,496)	236,971
LP Unit exchanges	—	—	—	1,255,266	12	—	—	3,379	(3,391)	—
Other comprehensive income	—	—	8,937	—	—	—	—	—	358	9,295
Share-based compensation	—	—	—	—	—	—	—	14,148	—	14,148
Distributions from partnership	—	—	—	—	—	—	—	—	(109)	(109)
Other	—	—	—	1,177,200	12	—	—	17,953	—	17,965
Balance — September 30, 2017	$1,351	$95,636	$6,688	108,465,688	$1,085	100	$—	$1,098,151	$14,453	$1,217,364

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and October 1, 2016 and cash flows for the nine months ended September 30, 2017 and October 1, 2016.

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

During 2016 and 2017, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2016	96,033,222	5,151,297	101,184,519	94.9%
January 2017 public offering	10,000,000	-	10,000,000
Exchanges during period	236,095	(236,095)	-
Other equity transactions	134,423	-	134,423
Balance — April 1, 2017	106,403,740	4,915,202	111,318,942	95.6%
Exchanges during period	778,064	(778,064)	-
Other equity transactions	310,175	-	310,175
Balance — July 1, 2017	107,491,979	4,137,138	111,629,117	96.3%
Exchanges during period	241,107	(241,107)	-
Other equity transactions	732,602	-	732,602
Balance — September 30, 2017	108,465,688	3,896,031	112,361,719	96.5%

Balance — January 2, 2016 (1)	50,881,636	50,275,825	101,157,461	50.3%
Issuance of Class A shares	1,038	-	1,038
Balance — April 2, 2016	50,882,674	50,275,825	101,158,499	50.3%
Exchanges during period	13,177,754	(13,177,754)	-
Other equity transactions	6,250	-	6,250
Balance — July 2, 2016	64,066,678	37,098,071	101,164,749	63.3%
Exchanges during period	12,634,500	(12,634,500)	-
Other equity transactions	833	-	833
Balance — October 1, 2016	76,702,011	24,463,571	101,165,582	75.8%

(1)

The January 2, 2016 balance of Summit Inc. Class A Shares of 50,881,636 is shown to reflect the retroactive application of 1,135,692 of Class A common stock issued as a stock dividend on December 28, 2016.

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 3.5% and 5.1% as of September 30, 2017 and December 31, 2016, respectively.

Noncontrolling interests in consolidated subsidiaries represent a 20% ownership in Ohio Valley Asphalt, LLC. The Company attributes consolidated stockholders’ equity and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting. In October 2017, the Company acquired the 20% of Ohio Valley Asphalt, LLC held by noncontrolling interests, making it a wholly owned subsidiary.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in those states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 30, 2017 and October 1, 2016.

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

Tax Receivable Agreement—When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. On March 11, 2015, we entered into a tax receivable agreement (“TRA”) with the pre-IPO owners that requires us to pay the pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize (or, under certain circumstances such as an early termination of the TRA, we are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

On a quarterly basis, we evaluate the realizability of the deferred tax assets resulting from the exchange of LP Units for Class A common stock occurring during the period.  Our evaluation considers all sources of taxable income; all evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable.  If so, we record a TRA liability of 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all of our deferred tax assets, including the deferred tax assets subject to the TRA. Should we determine a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to the pre-IPO owners has become probable and can be estimated, the estimate of payment will be accrued.

Reclassification —  As of September 30, 2017, we reclassified $4.3 million from other assets to deferred tax assets, net in the December 31, 2016 consolidated balance sheet to conform to the current presentation. Further, we reclassified $58.1 million from other non-current liabilities to tax receivable agreement liability in the December 31, 2016 consolidated balance sheet to conform to the current presentation.

New Accounting Standards — In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07,  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component be reported in the same line item as employer compensation costs and that the other components of periodic pension costs be reported outside of operating income. The ASU also restricts capitalization of costs to the service cost component. The

ASU is effective for public companies for annual periods beginning after December 15, 2017. The Company early adopted this ASU as of the beginning of fiscal year 2017, on a retrospective basis; accordingly, the Company reclassified $59,000 and $219,000 from product cost of revenue to other income in the three and nine months ended October 1, 2016, respectively, and $98,000 and $252,000 from general and administrative expenses to other income in the three and nine months ended October 1, 2016, respectively, to conform to the current year presentation.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires that the income tax effect of share-based awards be recognized in the income statement and allows entities to elect an accounting method to recognize forfeitures as they occur or to estimate forfeitures. The Company early adopted this ASU as of the beginning of fiscal year 2016 and made an election to recognize forfeitures as they occur. The ASU adoption was applied using a modified retrospective method by means of a $1.7 million cumulative-effect adjustment to accumulated earnings (deficit) as of the beginning of the 2016 fiscal year.

2.ACQUISITIONS

The Company has completed numerous acquisitions since its formation. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The following acquisitions completed in the nine months ended September 30, 2017 and in fiscal 2016 were not material individually, or when combined:

West segment:

•	On August 20, 2017, the Company acquired Alan Ritchey Materials Company, L.C. (“Alan Ritchey”), a large aggregates business servicing the Dallas-Fort Worth market.

•

On August 1, 2017, the Company acquired Northwest Ready Mix, Inc. and Northwest Aggregates, Inc. (“Northwest”), a ready-mix and aggregates-based business with three ready-mix plants and one sand and gravel pit, servicing the northwest region of Colorado.

•

On July 31, 2017, the Company acquired Great Southern Ready Mix, LLC, Great Southern Stabilized, LLC and Southern Cement Slurry, LLC (“Great Southern”), a primarily ready-mix concrete business with two plants servicing the Houston, Texas market.

•	On May 1, 2017, the Company acquired Winvan Paving, Ltd. (“Winvan Paving”), a paving and construction services company based in Vancouver, British Columbia.

•	On April 3, 2017, the Company acquired Hanna’s Bend Aggregate, Ltd. (“Hanna’s Bend”), an aggregates-based business with one sand and gravel pit servicing the Houston, Texas market.

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

East segment:

•

On September 6, 2017, the Company acquired CSS Conversion Holdco, Inc., CA Conversion Holdco, LLC, Columbia Silica Sand, Inc. and Columbia Aggregates, LLC (“Columbia Silica”), an aggregates business with four pits in central South Carolina.

•	On August 3, 2017, the Company acquired Georgia Stone Products, LLC (“Georgia Stone”), an aggregates business with two quarries servicing northern Georgia.

•	On July 28, 2017, the Company acquired Ready Mix Concrete of Somerset, Inc. and RMCS Holdings, Inc. (“Somerset”), a ready-mix company with ten plants in southeast Kentucky.

•

On May 12, 2017, the Company acquired Glasscock Company, Inc. and Glasscock Logistics Company, LLC (“Glasscock”), a vertically integrated sand, ready-mix, recycle and trucking business based in Sumter, South Carolina.

•	On April 3, 2017, the Company acquired Carolina Sand, LLC (“Carolina Sand”), a sand and trucking business with four sand pits in northeastern South Carolina.

•	On March 17, 2017, the Company acquired Sandidge Concrete (“Sandidge”), a ready-mix concrete company with three plants servicing the Columbia, Missouri market.

•	On February 24, 2017, the Company acquired Razorback Concrete Company (“Razorback”), an aggregates-based business with ready-mix concrete operations in central and northeastern Arkansas.

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

Cement segment:

•	On August 30, 2016, the Company acquired two river-supplied cement and fly-ash distribution terminals in Southern Louisiana.

The purchase price allocation, primarily the valuation of property, plant and equipment for the 2017 acquisitions, as well as the 2016 acquisitions that occurred after September 30, 2016, has not yet been finalized due to the timing of the acquisitions. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	September 30,	December 31,
	2017	2016

Financial assets (1)	$31,895	$22,204
Inventories	11,315	17,215
Property, plant and equipment	159,154	180,321
Intangible assets	—	5,531
Other assets	5,321	6,757
Financial liabilities (1)	(16,422)	(20,248)
Other long-term liabilities	(17,806)	(36,074)
Net assets acquired	173,457	175,706
Goodwill	222,451	176,319
Purchase price	395,908	352,025
Acquisition related liabilities	(23,238)	(17,034)
Other	(1,191)	1,967
Net cash paid for acquisitions	$371,479	$336,958

(1)	In the first quarter of 2017, we reclassified $1.2 million of accounts payable overdrafts from financial assets to financial liabilities for the year ended December 31, 2016.

Changes in the carrying amount of goodwill, by reportable segment, from December 31, 2016 to September 30, 2017 are summarized as follows:

	West	East	Cement	Total
Balance, December 31, 2016	$334,257	$243,417	$204,538	$782,212
Acquisitions (1)	169,317	56,602	118	226,037
Foreign currency translation adjustments	4,522	—	—	4,522
Balance, September 30, 2017	$508,096	$300,019	$204,656	$1,012,771

Accumulated impairment losses as of September 30, 2017 and December 31, 2016	$(53,264)	$(14,938)	$—	$(68,202)

(1)	Reflects goodwill from 2017 acquisitions and working capital adjustments from prior year acquisitions.

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

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,888	$(3,963)	$11,925	$15,888	$(3,382)	$12,506
Reserve rights	6,234	(1,550)	4,684	8,706	(3,710)	4,996
Trade names	1,000	(733)	267	1,000	(658)	342
Other	249	(130)	119	249	(104)	145
Total intangible assets	$23,371	$(6,376)	$16,995	$25,843	$(7,854)	$17,989

Amortization expense totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, and $0.6 million and $2.1 million for the three and nine months ended October 1, 2016, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to September 30, 2017 is as follows:

2017 (three months)	$321
2018	1,265
2019	1,259
2020	1,176
2021	1,134
2022	1,104
Thereafter	10,736
Total	$16,995

3.ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Trade accounts receivable	$285,062	$152,845
Retention receivables	13,536	12,117
Receivables from related parties	348	721
Accounts receivable	298,946	165,683
Less: Allowance for doubtful accounts	(3,455)	(3,306)
Accounts receivable, net	$295,491	$162,377

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Aggregate stockpiles	$122,508	$103,073
Finished goods	34,269	35,071
Work in process	7,685	6,440
Raw materials	17,322	13,095
Total	$181,784	$157,679

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Interest	$23,307	$22,991
Payroll and benefits	32,945	30,546
Capital lease obligations	20,454	11,766
Insurance	13,863	11,966
Non-income taxes	12,366	5,491
Professional fees	2,659	2,459
Other (1)	24,908	26,386
Total	$130,502	$111,605

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.DEBT

Debt consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Term Loan, due 2022:
$635.4 million and $640.3 million, net of $2.2 million and $2.6 million discount at September 30, 2017 and December 31, 2016, respectively	$633,165	$637,658
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.4 million and $1.6 million discount at September 30, 2017 and December 31, 2016, respectively	648,589	648,407
5 1⁄8% Senior Notes, due 2025	300,000	—
Total	1,831,754	1,536,065
Current portion of long-term debt	6,500	6,500
Long-term debt	$1,825,254	$1,529,565

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 30, 2017, are as follows:

2017 (three months)	$1,625
2018	4,875
2019	6,500
2020	8,125
2021	6,500
2022	857,750
Thereafter	950,000
Total	1,835,375
Less: Original issue net discount	(3,621)
Less: Capitalized loan costs	(18,190)
Total debt	$1,813,564

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

As of September 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants under the applicable indentures.

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

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which, among other things, reduced the applicable margin in respect of then outstanding $640.3 million principal amount of term loans thereunder. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1.

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

There were no outstanding borrowings under the revolving credit facility as of September 30, 2017 and December 31, 2016, leaving remaining borrowing capacity of $218.9 million as of September 30, 2017, which is net of $16.1 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of September 30, 2017 and December 31, 2016, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the nine months ended September 30, 2017 and October 1, 2016:

Deferred financing fees
Balance—December 31, 2016	$18,290
Loan origination fees	5,317
Amortization	(2,945)
Write off of deferred financing fees	(45)
Balance—September 30, 2017	$20,617

Balance—January 2, 2016	$15,892
Loan origination fees	5,675
Amortization	(2,503)
Balance—October 1, 2016	$19,064

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of September 30, 2017 or December 31, 2016.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of September 30, 2017 and December 31, 2016 was:

	September 30,	December 31,
	2017	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$927	$9,288
Cash flow hedges	904	942
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$14,996	$2,377
Cash flow hedges	1,183	1,438

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of September 30, 2017 and October 1, 2016.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 30, 2017 and December 31, 2016 was:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,913,052	$1,831,754	$1,586,102	$1,536,065

Level 3
Current portion of deferred consideration and noncompete obligations(2)	24,226	24,226	14,874	14,874
Long term portion of deferred consideration and noncompete obligations(3)	21,330	21,330	30,287	30,287

(1)	$6.5 million included in current portion of debt as of September 30, 2017 and December 31, 2016.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

8.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Postretirement liability adjustment	397	—	—	397
Foreign currency translation adjustment	—	8,172	—	8,172
Income on cash flow hedges	—	—	368	368
Balance — September 30, 2017	$1,847	$5,066	$(225)	$6,688

Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Foreign currency translation adjustment	—	1,661	—	1,661
Loss on cash flow hedges	—	—	(1,731)	(1,731)
Balance — October 1, 2016	$1,049	$(1,718)	$(2,196)	$(2,865)

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

Our income tax benefit was $483.6 million and $482.3 million in the three and nine months ended September 30, 2017, respectively. We recorded an income tax benefit in the three months ended September 30, 2017, primarily related to the release of the valuation allowance as discussed below, partially offset by an increase in deferred tax liabilities of approximately $29.6 million. Our effective income tax rate was higher in the third quarter of 2017 as compared to the same period in 2016, primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense and depletion in excess of U.S. GAAP depletion recognized in the three and nine months ended September 30, 2017. During the three and nine months ended October 1, 2016, our income tax expense (benefit) was $1.3 million and $(7.9) million, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the release in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future. In assessing the realizability of deferred tax assets, including the deferred tax assets subject to the TRA described below, management determined that it was more likely than not that a portion of the deferred tax assets would not be realized as of December 31, 2016. Given the seasonality of our business, in the nine months ended September 30, 2017, the amount of cumulative income increased significantly, and represents the largest three month period for income generation in 2017. We expect to generate additional income in the fourth quarter of 2017, as well as in 2018 and for the foreseeable future that will allow us to utilize the deferred tax assets. As a result of this significant positive evidence, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance. The Company still retains a valuation allowance of $2.7 million as an offset to certain net operating loss deferred tax assets within the C corporation entities that the Company does not expect to be realized. Accordingly, we reduced the valuation allowance against our deferred tax assets by $513.2 million as of September 30, 2017.

Our net operating loss carryforward deferred tax assets begin to expire in 2030 and are expected to reverse before expiration. Therefore, we have not given consideration to any potential tax planning strategies as a source of future taxable income to monetize those net operating loss carryforwards. The Company will continue to monitor facts and circumstances, including our analysis of other sources of taxable income, in the reassessment of the likelihood that the tax benefit of our deferred tax assets will be realized.

As of September 30, 2017 and December 31, 2016, after the release of the valuation allowance referred to above, Summit Inc. had a valuation allowance of $2.7 million and $502.8 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Tax Receivable Agreement—The Company is party to a TRA with the holders of LP Units and certain other pre-initial public offering owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and (2) the utilization of certain net operating losses of the Investor Entities and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. As of December 31, 2016, we had a partial valuation allowance against all of our net deferred tax assets, including our net operating loss carryforwards.

In the nine months ended September 30, 2017, 1,255,266 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges, which occurred prior to the date of analysis of the realizability of our deferred tax asset, resulted in net new deferred tax assets of approximately $14.7 million, and an increase in our valuation allowance for those new deferred tax assets. As a result of the analysis of the realizability of our deferred tax assets as indicated above, we reduced the valuation allowance against our deferred tax assets, including those deferred tax assets subject to the TRA. Further, we determined the TRA liability to be probable of being payable and, as such, we recorded 85% of the deferred tax assets subject to the TRA, or $489.2 million, as TRA liability. As of September 30, 2017 and December 31, 2016, we had recorded $548.9 million and $59.3 million of TRA liability of which $1.1 million was classified as accrued expenses as of December 31, 2016.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the nine months ended September 30, 2017 and October 1, 2016, we made tax distribution payments of $0.1 million and $25.5 million, respectively. Of the $25.5 million of tax distribution payments made in the nine months ended October 1, 2016, $9.0 million was paid to holders of LP units, and $16.5 million was paid to Summit Inc.

As of September 30, 2017 and December 31, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and nine months ended September 30, 2017 and October 1, 2016.

10.    NET EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic earnings per share:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net income attributable to Summit Inc.	$79,052	$44,820	$76,608	$37,073
Weighted average shares of Class A stock outstanding	108,024,055	74,433,487	106,698,076	62,686,433
Basic income per share	$0.73	$0.60	$0.72	$0.59

Net income attributable to Summit Inc.	$79,052	$44,820	$76,608	$37,073
Add: Noncontrolling interest impact of LP Unit conversion	—	—	—	3,745
Diluted net income attributable to Summit Inc.	79,052	44,820	76,608	40,818

Weighted average shares of Class A stock outstanding	108,024,055	74,433,487	106,698,076	62,686,433
Add: weighted average of LP Units	—	—	—	38,293,384
Add: stock options	926,613	—	184,875	181,961
Add: warrants	39,555	17,368	42,094	11,639
Add: restricted stock units	220,531	100,876	285,088	225,786
Add: performance stock units	92,658	28,066	117,491	79,947
Weighted average dilutive shares outstanding	109,303,412	74,579,797	107,327,624	101,479,150
Diluted earnings per share	$0.72	$0.60	$0.71	$0.40

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Antidilutive shares:
LP Units	4,039,020	26,731,747	4,560,976	—
Time-vesting stock options	—	5,017,664	—	—

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and ultimately from the Company. Through September 30, 2017, the Company has funded $12.3 million. In the third quarter of 2017, the Company settled its remaining obligations under this agreement for $3.5 million, which was $0.8 million less than amounts previously accrued under the agreement.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of September 30, 2017 and December 31, 2016, $21.1 million and $18.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $6.2 million and $5.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of September 30, 2017 and December 31, 2016 were $72.5 million and $63.6 million, respectively.

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

12.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 30,	October 1,
	2017	2016
Cash payments:
Interest	$71,117	$62,438
Income taxes	1,841	1,536
Non cash financing activities:
Exchange of LP units to shares of Class A common stock	34,831	525,711

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

The following tables display selected financial data for the Company’s reportable business segments as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Revenue*:
West	$327,917	$264,874	$746,991	$614,868
East	204,990	175,000	466,222	385,054
Cement	101,274	89,563	229,338	203,168
Total revenue	$634,181	$529,437	$1,442,551	$1,203,090

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Revenue by product*:
Aggregates	$90,594	$78,274	$236,437	$201,217
Cement	94,915	81,154	213,243	179,658
Ready-mix concrete	139,934	111,141	361,824	288,607
Asphalt	115,917	93,551	218,934	182,185
Paving and related services	136,445	113,648	270,449	219,282
Other	56,376	51,669	141,664	132,141
Total revenue	$634,181	$529,437	$1,442,551	$1,203,090

*Revenue from the liquid asphalt terminals is included in asphalt revenue.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Adjusted EBITDA:
West	$76,637	$63,683	$152,856	$127,547
East	56,397	51,558	99,511	90,405
Cement	46,860	40,264	93,328	78,828
Corporate and other	(7,193)	(9,314)	(24,129)	(27,448)
Total Adjusted EBITDA	172,701	146,191	321,566	269,332
Interest expense	28,921	25,273	79,876	72,467
Depreciation, depletion and amortization	48,483	39,055	132,374	107,993
Accretion	486	372	1,382	1,202
IPO/ Legacy equity modification costs	—	12,506	—	37,257
Loss on debt financings	—	—	190	—
Tax receivable agreement expense	489,215	—	490,740	—
Transaction costs	2,581	1,684	6,474	5,290
Non-cash compensation	4,724	3,801	14,148	8,866
Other	(200)	1,085	(346)	4,093
Income (loss) from continuing operations before taxes	$(401,509)	$62,415	$(403,272)	$32,164

	Nine months ended
	September 30,	October 1,
	2017	2016
Purchases of property, plant and equipment
West	$64,257	$64,350
East	52,920	37,143
Cement	25,306	16,683
Total reportable segments	142,483	118,176
Corporate and other	4,995	3,769
Total purchases of property, plant and equipment	$147,478	$121,945

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Depreciation, depletion, amortization and accretion:
West	$18,907	$16,492	$51,989	$48,714
East	17,628	14,744	49,939	37,485
Cement	11,815	7,619	29,888	21,147
Total reportable segments	48,350	38,855	131,816	107,346
Corporate and other	619	572	1,940	1,849
Total depreciation, depletion, amortization and accretion	$48,969	$39,427	$133,756	$109,195

	September 30,	December 31,
	2017	2016
Total assets:
West	$1,271,602	$902,763
East	1,070,346	870,613
Cement	890,013	868,440
Total reportable segments	3,231,961	2,641,816
Corporate and other	760,831	139,650
Total	$3,992,792	$2,781,466

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

We have completed 61 acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement—spanning 22 U.S. states and British Columbia, Canada and 43 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Thomas Hill, a 35-year industry veteran, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow.

As of September 30, 2017, we had 3.3 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access.

We operate in 23 U.S. states and British Columbia, Canada and currently have assets in 22 U.S. states and in British Columbia, Canada. We have three operating segments: West, East and Cement, which are also our reporting segments. The map below illustrates our geographic footprint:

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

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction and public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-

related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. As a result of Hurricane Harvey, our business operations in the Houston area were temporarily interrupted during the third quarter of 2017. We expect our volumes in the Houston area to return to normal levels in the future.

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

As a vertically-integrated business, approximately 25% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 72% of the asphalt paving mix were laid by our paving crews during the nine months ended September 30, 2017. Our backlog as of September 30, 2017, was 12.6 million tons of aggregates, 1.2 million cubic yards of ready-mix concrete, 2.4 million tons of asphalt and $350.9 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and nine months ended September 30, 2017 as compared to October 1, 2016, are:

•

Net revenue increased $94.2 million and $210.9 million in the three and nine months ended September 30, 2017, respectively, as a result of pricing and volume increases across our product lines, which includes contributions from our acquisitions.

•

Our operating income increased $25.5 million and $57.7 million in the three and nine months ended September 30, 2017, respectively, primarily due to increases in net revenue from acquisitions, and to a lesser extent, organic growth, partially offset by increases in the related costs of revenue. Our general and administrative expenses for the three and nine month period ended September 30, 2017 are lower than the comparable periods in 2016. Excluding the $24.8 million of pre-IPO/legacy equity modification expenses in the nine month period October 1, 2016, our general and administrative expenses are essentially flat as a percentage of net revenue.

•	In June 2017, we issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”), resulting in proceeds of $295.4 million, net of related fees and expenses.

•	In January 2017, we raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share.

•

During the third quarter of 2017, we reduced the valuation allowance against our deferred tax assets by $513.2 million, resulting in the recordation of a deferred income tax benefit of $513.2 million. Further, as those deferred tax assets were also subject to our TRA, we recorded TRA expense of $489.2 million in the third quarter of 2017 as well.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing the following transactions in 2017 and 2016:

•	On October 6, 2017, we acquired Stockman, a limestone quarry located in Jefferson City, Missouri.

•	On September 6, 2017, we acquired Columbia Silica, an aggregates business with four pits in central South Carolina.

•	On August 20, 2017, we acquired Alan Ritchey, a large aggregates business servicing the Dallas-Fort Worth market.

•	On August 3, 2017, we acquired Georgia Stone, an aggregates business with two quarries servicing northern Georgia.

•	On August 1, 2017, we acquired Northwest, a ready-mix and aggregates-based business with three ready-mix plants and one sand and gravel pit, servicing the northwest region of Colorado.

•	On July 31, 2017, we acquired Great Southern, a ready-mix company with two plants servicing Houston, Texas.

•	On July 28, 2017, we acquired Somerset, a ready-mix company with ten plants in southeast Kentucky.

•	On May 12, 2017, we acquired Glasscock, a vertically integrated sand, ready-mix, recycle and trucking business based in Sumter, South Carolina.

•	On May 1, 2017, we acquired Winvan Paving, a paving and construction services company based in Vancouver, British Columbia.

•	On April 3, 2017, we acquired Carolina Sand, a sand and trucking business with four sand pits in northeastern South Carolina.

•	On April 3, 2017, we acquired Hanna’s Bend, an aggregates-based business with one sand and gravel pit servicing the Houston, Texas market.

•	On March 17, 2017, we acquired Sandidge Concrete, a ready-mix company with three plants servicing the Columbia, Missouri market.

•	On February 24, 2017, we acquired Razorback, an aggregates-based business with one of the larger ready-mix concrete operations in central and northeastern Arkansas.

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

The table below includes revenue and operating income (loss) by segment for the three and nine months ended September 30, 2017 and October 1, 2016.

	Three months ended				Nine months ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
		Operating		Operating		Operating		Operating
($ in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$327,917	$57,549	$264,874	$47,012	$746,991	$100,169	$614,868	$78,360
East	204,990	36,902	175,000	35,067	466,222	46,514	385,054	49,899
Cement	101,274	35,091	89,563	32,779	229,338	63,546	203,168	57,093
Corporate (1)	—	(15,631)	—	(26,448)	—	(46,658)	—	(79,451)
Total	$634,181	$113,911	$529,437	$88,410	$1,442,551	$163,571	$1,203,090	$105,901

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 30, 2017 and October 1, 2016.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
(in thousands)
Net revenue	$574,387	$480,210	$1,311,799	$1,100,885
Delivery and subcontract revenue	59,794	49,227	130,752	102,205
Total revenue	634,181	529,437	1,442,551	1,203,090
Cost of revenue (excluding items shown separately below)	409,545	335,820	963,021	797,748
General and administrative expenses	59,175	64,096	175,729	184,956
Depreciation, depletion, amortization and accretion	48,969	39,427	133,756	109,195
Transaction costs	2,581	1,684	6,474	5,290
Operating income	113,911	88,410	163,571	105,901
Interest expense (1)	28,921	25,273	79,876	72,467
Loss on debt financings	—	—	190	—
Tax receivable agreement expense (1)	489,215	—	490,740	—
Other (income) expense, net	(2,716)	722	(3,963)	1,270
(Loss) income from operations before taxes (1)	(401,509)	62,415	(403,272)	32,164
Income tax (benefit) expense	(483,584)	1,309	(482,327)	(7,913)
Net income (1)	$82,075	$61,106	$79,055	$40,077

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.2 million and $0.7 million less interest expense than Summit Inc., in the three and nine months ended September 30, 2017, respectively. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and nine months ended September 30, 2017 compared to the three and nine months ended October 1, 2016

	Three months ended				Nine months ended
	September 30,	October 1,			September 30,	October 1,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$574,387	$480,210	$94,177	19.6%	$1,311,799	$1,100,885	$210,914	19.2%
Operating income	113,911	88,410	25,501	28.8%	163,571	105,901	57,670	54.5%
Operating margin percentage	19.8%	18.4%			12.5%	9.6%
Adjusted EBITDA (1)	$172,701	$146,191	$26,510	18.1%	$321,566	$269,332	$52,234	19.4%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue increased $94.2 million in the three months ended September 30, 2017, primarily resulting from our acquisition program. Of the increase in net revenue, $26.1 million was from increased sales of materials, $53.2 million was from increased sales of products and $14.9 million was from increased service revenue. We generated organic volume growth across the aggregates, cement and asphalt lines of business during the third quarter of 2017 over the prior year period, while the ready-mix line of business had a slight decline in organic volumes. We had organic price growth in our cement, ready-mix concrete and asphalt lines of business during the third quarter of 2017. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

Net revenue increased $210.9 million in the nine months ended September 30, 2017, primarily resulting from our acquisition program. Of the increase in net revenue, $68.8 million was from increased sales of materials, $111.8 million was from increased sales of products and $30.3 million was from increased service revenue. We generated organic volume growth in our aggregates, cement and asphalt lines of business during the first nine months of 2017 over the prior year period. We had organic price growth in our cement line of business during the first nine months of 2017. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended September 30, 2017, our net revenue growth was $66.6 million and $27.6 million from acquisitions and organic revenue, respectively. Operating income increased by $25.5 million in the third quarter of 2017 as compared to the third quarter of 2016 as a result of a decrease in our general administrative expenses, partially offset by an increase in our depreciation, depletion, amortization and accretion. Our general and administrative expenses decreased in the third quarter of 2017 as compared to the same period a year ago, as the three months ended October 1, 2016, included a $12.5 million stock-based compensation charge associated with certain LP Units exchanged and options granted at the time of the IPO for which the performance metrics were met or waived. Our depreciation, depletion, amortization and accretion increased $5.5 million due to acquisitions completed in 2016 and 2017.

In the nine months ended September 30, 2017, our net revenue growth was $157.8 million and $53.1 million from acquisitions and organic revenue, respectively. Operating income increased by $57.7 million in the first nine months of 2017 as compared to the first nine months of 2016 as a result of a decrease in our general administrative expenses items referred to above, offset by an increase in our depreciation, depletion, amortization and accretion. In the nine months ended we recognized $37.3 million of stock-based compensation charges associated with certain LP Units exchanged and options granted at the time of the IPO for which the performance metrics were met or waived. Our depreciation, depletion, amortization and accretion increased $16.8 million due to acquisitions completed in 2016 and 2017.

Our operating margin percentage improved from 18.4% to 19.8% and from 9.6% to 12.5% in the three and nine months ended September 30, 2017, respectively, due to pricing on materials and cement volume growth. Adjusted EBITDA, as defined below, increased by $26.5 million and $52.2 million in the three and nine months ended September 30, 2017, respectively.

During 2016 and 2017, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2016	96,033,222	5,151,297	101,184,519	94.9%
January 2017 public offering	10,000,000	-	10,000,000
Exchanges during period	236,095	(236,095)	-
Other equity transactions	134,423	-	134,423
Balance — April 1, 2017	106,403,740	4,915,202	111,318,942	95.6%
Exchanges during period	778,064	(778,064)	-
Other equity transactions	310,175	-	310,175
Balance — July 1, 2017	107,491,979	4,137,138	111,629,117	96.3%
Exchanges during period	241,107	(241,107)	-
Other equity transactions	732,602	-	732,602
Balance — September 30, 2017	108,465,688	3,896,031	112,361,719	96.5%

Balance — January 2, 2016 (1)	50,881,636	50,275,825	101,157,461	50.3%
Issuance of Class A shares	1,038	-	1,038
Balance — April 2, 2016	50,882,674	50,275,825	101,158,499	50.3%
Exchanges during period	13,177,754	(13,177,754)	-
Other equity transactions	6,250	-	6,250
Balance — July 2, 2016	64,066,678	37,098,071	101,164,749	63.3%
Exchanges during period	12,634,500	(12,634,500)	-
Other equity transactions	833	-	833
Balance — October 1, 2016	76,702,011	24,463,571	101,165,582	75.8%

(1)

The January 2, 2016 balance of Summit Inc. Class A Shares of 50,881,636 is shown to reflect the retroactive application of 1,135,692 of Class A common stock issued as a stock dividend on December 28, 2016.

As a result, the ownership percentage of the noncontrolling interest decreased from 24.2% as of October 1, 2016 to 3.5% as of September 30, 2017. Accordingly, although the amount of net income increased by $21.0 million and $39.0 million in the three and nine months ended September 30, 2017, respectively, the amount of net income attributable to Summit Holdings decreased from $16.2 million and $2.9 million in the three and nine months October 1, 2016, respectively, to $3.0 million and $2.5 million in the three and nine months ended September 30, 2017.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended				Nine months ended
	September 30,	October 1,	Variance		September 30,	October 1,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Aggregates	$122,796	$108,565	$14,231	13.1%	$313,686	$270,628	$43,058	15.9%
Cement	96,223	82,746	13,477	16.3%	216,512	183,968	32,544	17.7%
Ready-mix concrete	140,049	111,954	28,095	25.1%	362,349	289,562	72,787	25.1%
Asphalt	124,484	103,037	21,447	20.8%	236,954	199,514	37,440	18.8%
Paving and related services	231,516	192,231	39,285	20.4%	441,884	371,296	70,588	19.0%
Other	(80,887)	(69,096)	(11,791)	17.1%	(128,834)	(111,878)	(16,956)	15.2%
Total revenue	$634,181	$529,437	$104,744	19.8%	$1,442,551	$1,203,090	$239,461	19.9%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three months ended
	September 30, 2017		October 1, 2016
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	11,998	$10.23	10,658	$10.19	12.6%	0.4%
Cement	850	113.15	757	109.35	12.3%	3.5%
Ready-mix concrete	1,320	106.09	1,083	103.36	21.9%	2.6%
Asphalt	2,124	54.37	1,735	53.91	22.4%	0.9%

	Nine months ended
	September 30, 2017		October 1, 2016
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	31,247	$10.04	27,302	$9.91	14.4%	1.3%
Cement	1,925	112.45	1,699	108.26	13.3%	3.9%
Ready-mix concrete	3,463	104.63	2,798	103.48	23.8%	1.1%
Asphalt	4,004	54.55	3,269	55.63	22.5%	(1.9)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $14.2 million and $43.1 million in the three and nine months ended September 30, 2017, respectively, primarily due to increased volumes. Aggregate volumes were positively affected by the acquisitions completed in late 2016 and 2017, together with broad based growth in most of our markets, partially offset by declines in our Missouri and Houston markets. Organic aggregate volumes increased 3.4% in the first nine months of 2017 as compared to the same period a year ago primarily from Austin, northeast Texas and Utah, offset by a decline in Houston, Texas. In Houston, volumes were affected by temporary disruptions related to Hurricane Harvey.  Aggregate pricing of $10.04 per ton slightly increased compared to the first nine months of 2016.

Revenue from cement increased $13.5 million and $32.5 million in the three and nine months ended September 30, 2017, respectively, due primarily to increased volume and improved average selling price. Our organic cement volumes increased 10.2% due to improved weather along the Mississippi river corridor and growth in our existing customer base. During the first nine months of 2017, pricing for cement improved by 3.9% to $112.45 per ton, primarily resulting from price increases implemented in 2017.

Revenue from ready-mix concrete increased $28.1 million and $72.8 million in the three and nine months ended September 30, 2017, respectively, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $104.63 per cubic yard ton in 2017 increased slightly as compared to the first nine months of 2016.

Revenue from asphalt increased $21.5 million and $37.4 million in the three and nine months ended September 30, 2017, respectively. Our organic asphalt volumes increased 12.1% with the balance of the increased volumes coming from acquisitions. Our revenue in Austin, Texas, was higher in the first nine months of 2017 as an aggressive competitor impacted our paving and related services revenue in 2016. In the first nine months of 2017, our marketing efforts were able to improve our market share over 2016 levels in the Austin market. Pricing for asphalt declined 1.8% as liquid asphalt prices have decreased.

Other Financial Information

Tax Receivable Agreement Expense

In the third quarter of 2017, we recorded $489.2 million of tax receivable agreement (“TRA”) expense. This estimate was recorded based on the realization of our deferred tax assets subject to the TRA being more likely than not.

Based on a release of the valuation allowance related to the TRA deferred tax assets discussed below, we further determined payment of those benefits has become probable under our TRA agreement.

Income Tax Benefit

Our income tax benefit was $483.6 million and $482.3 million in the three and nine months ended September 30, 2017, respectively. We recorded an income tax benefit in the three months ended September 30, 2017, primarily related to the release of the valuation allowance as discussed below, partially offset by an increase in deferred tax liabilities of approximately $29.6 million. Our effective income tax rate was higher in the third quarter of 2017 as compared to the same period in 2016 primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense and depletion in excess of U.S. GAAP depletion recognized in the three and nine months ended September 30, 2017. During the three and nine months periods ended October 1, 2016, our income tax expense (benefit) was $1.3 million and $(7.9) million, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards scheduled to expire in the near future. In assessing the realizability of deferred tax assets, including the deferred tax assets subject to the TRA described below, management determined that it was more likely than not that a portion of the deferred tax assets would not be realized as of December 31, 2016. Given the seasonality of our business, in the nine months ended September 30, 2017, the amount of cumulative income increased significantly, and represents the largest three month period for income generation in 2017. We expect to generate additional income in the fourth quarter of 2017, as well as in 2018 and for the foreseeable future that will allow us to utilize the deferred tax assets. As a result of this significant positive evidence, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance. The Company still retains a valuation allowance of $2.7 million as an offset to certain net operating loss deferred tax assets within the C Corporation entities that the Company does not expect to be realized.  Accordingly, we reduced the valuation allowance against our deferred tax assets by $513.2 million as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, Summit Inc. had a valuation allowance of $2.7 million and $502.8 million, respectively, the remaining valuation is on certain net operating loss carryforwards.

Segment results of operations

West Segment

	Three months ended				Nine months ended
	September 30,	October 1,			September 30,	October 1,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$293,851	$235,667	$58,184	24.7%	$675,674	$558,488	$117,186	21.0%
Operating income	57,549	47,012	10,537	22.4%	100,169	78,360	21,809	27.8%
Operating margin percentage	19.6%	19.9%			14.8%	14.0%
Adjusted EBITDA (1)	$76,637	$63,683	$12,954	20.3%	$152,856	$127,547	$25,309	19.8%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue in the West segment increased $58.2 million and $117.2 million in the three and nine months ended September 30, 2017, respectively, primarily due to incremental revenue from the acquisition of Everist Materials, Winvan Paving and Hanna’s Bend in 2017 and acquisitions of Sierra, Midland Concrete and Rustin in 2016. Net revenue growth from acquisitions in the three and nine months ended September 30, 2017 increased $43.0 million and $94.3 million, respectively, with the balance attributable to organic operations.

The West segment’s operating income improved $10.5 million and $21.8 million in the three and nine months ended September 30, 2017, respectively. Adjusted EBITDA improved $12.9 million and $25.3 million in the three and nine months ended September 30, 2017, respectively. The improvement in West operating income and adjusted

EBITDA was primarily due to improved organic volume growth in aggregates and asphalt, as well as contributions from the acquisitions mentioned above. The operating margin percentage in the West segment decreased slightly in the three months ended September 30, 2017 to 19.6% as compared to the three months ended October 1, 2016 at 19.9%, due in part to the impact of Hurricane Harvey, as well as the same factors mentioned above contributed to similar improvements in net revenue, operating income, and adjusted EBITDA in the respective nine month periods. In the nine months ended September 30, 2017, operating margin increased to 14.8% as compared to 14.0% in the comparable period in 2016.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
	September 30,	October 1,	Variance		September 30,	October 1,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Aggregates	$55,496	$47,425	$8,071	17.0%	$143,589	$122,602	$20,987	17.1%
Ready-mix concrete	98,134	79,591	18,543	23.3%	267,704	215,542	52,162	24.2%
Asphalt	86,807	71,737	15,070	21.0%	170,371	145,711	24,660	16.9%
Paving and related services	147,496	122,821	24,675	20.1%	277,799	243,385	34,414	14.1%
Other	(60,016)	(56,700)	(3,316)	5.8%	(112,472)	(112,372)	(100)	0.1%
Total revenue	$327,917	$264,874	$63,043	23.8%	$746,991	$614,868	$132,123	21.5%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other”. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the nine months ended September 30, 2017 from the nine months ended October 1, 2016 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	17.2%	(0.2)%	17.0%	0.1%
Ready-mix concrete	19.9%	2.9%	23.1%	0.9%
Asphalt	24.4%	0.1%	21.3%	(1.9)%

Gross revenue from aggregates in the West segment increased $8.1 million and $21.0 million in the three and nine months ended September 30, 2017, respectively, primarily due to an increase in volumes in the first three and nine months of 2017. The increase in aggregates volumes was primarily in the Austin, northeast Texas and Vancouver, British Columbia markets. Aggregates volume increased mainly due to organic growth in these markets with additional contributions from the 2017 and 2016 acquisitions, partially offset by a decrease in organic volumes in Houston resulting from the impact of Hurricane Harvey. Aggregates pricing for the three and nine months ended September 30, 2017 remained consistent with the comparable 2016 periods.

Revenue from ready-mix concrete in the West segment increased $18.5 million and $52.2 million in the three and nine months ended September 30, 2017, respectively, primarily as a result of the 2017 and 2016 acquisitions.

Revenue from asphalt in the West segment increased $15.1 million and $24.7 million in the three and nine months ended September 30, 2017, respectively, primarily due to higher volumes partially offset by slightly lower pricing. Organic asphalt volumes increased 8.7% due to improvement in our Austin, Texas market in the first nine months of 2017.  In the nine month period ended September 30, 2017, asphalt pricing decreased consistent with lower input prices. Revenue for paving and related services in the West segment increased by $24.7 million and $34.4 million in the three and nine months ended September 30, 2017, respectively, due to organic growth and acquisitions.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 30, 2017 was approximately $98.3 million and $(0.5) million, respectively.

Our Houston operations were negatively impacted by Hurricane Harvey in the third quarter of 2017. After temporary interruptions, our operations have resumed, although volumes are below comparable levels in prior periods. We expect our volumes in the Houston area to return to normal levels in the future. Our Austin operation operates a liquid asphalt terminal in the Houston area which was also damaged by Hurricane Harvey. The terminal will be shut down for 6-9 months while undergoing significant repairs. We anticipate filing insurance claims for not only damaged property, plant and equipment, but also under our business interruption policy.

Our reporting unit based in Austin, Texas, where the economy has been expanding, has seen new market entrants, one of which aggressively sought market share, which negatively impacted Adjusted EBITDA in the West segment in 2016. Our efforts to improve our profitability in that area are showing positive results in 2017, as organic volume growth has occurred in the first nine months of 2017 as compared to the same period a year ago. We will continue to monitor the effect of this activity to assess whether an event occurs that indicates the carrying amount of the Austin-based reporting unit may be impaired requiring a goodwill impairment analysis.

East Segment

	Three months ended				Nine months ended
	September 30,	October 1,			September 30,	October 1,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$179,262	$154,980	$24,282	15.7%	$406,787	$339,229	$67,558	19.9%
Operating income	36,902	35,067	1,835	5.2%	46,514	49,899	(3,385)	(6.8)%
Operating margin percentage	20.6%	22.6%			11.4%	14.7%
Adjusted EBITDA (1)	$56,397	$51,558	$4,839	9.4%	$99,511	$90,405	$9,106	10.1%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue in the East segment increased $24.3 million and $67.6 million in the three and nine month periods ended September 30, 2017, respectively, primarily due to acquisitions contributing $21.5 million and $57.1 million in the three and nine months ended September 30, 2017, respectively, and organic growth of $2.8 million and $10.5 million, respectively.

Net revenue increased in the East segment primarily due to acquisitions. Operating income increased $1.8 million in the three months ended September 30, 2017 and decreased $3.4 million in the nine months ended September 30, 2017, respectively, due to the impact of increases in depreciation and general and administrative expenses on the 2017 and fourth quarter of 2016 acquisitions. Adjusted EBITDA improved $4.8 million and $9.1 million in the three and nine months ended September 30, 2017, respectively, as the increases in net revenue were offset by additional general and administrative expenses on acquired companies.

Operating margin percentage for the three months ended September 30, 2017 decreased to 20.6% from 22.6% in the comparable period a year ago, as revenue from paving and related services, which generally have lower operating margins than materials and products, increased slightly, as well as the other factors mentioned above.

Operating margin percentage for the nine months ended September 30, 2017 decreased to 11.4% from 14.7% in the comparable period a year ago, as revenue from paving and related services, which generally have lower operating margins than materials and products, accounted for about half of our gross revenue increase, as well as the other factors mentioned above.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
	September 30,	October 1,	Variance		September 30,	October 1,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Aggregates	$67,300	$61,140	$6,160	10.1%	$170,097	$148,026	$22,071	14.9%
Ready-mix concrete	41,915	32,363	9,552	29.5%	94,645	74,020	20,625	27.9%
Asphalt	37,677	31,300	6,377	20.4%	66,583	53,803	12,780	23.8%
Paving and related services	84,020	69,410	14,610	21.0%	164,085	127,911	36,174	28.3%
Other	(25,922)	(19,213)	(6,709)	34.9%	(29,188)	(18,706)	(10,482)	56.0%
Total revenue	$204,990	$175,000	$29,990	17.1%	$466,222	$385,054	$81,168	21.1%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended September 30, 2017 from the three and nine months ended October 1, 2016 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	8.5%	1.4%	12.0%	2.7%
Ready-mix concrete	26.8%	1.9%	25.8%	1.6%
Asphalt	18.3%	2.2%	25.5%	(1.6)%

Gross revenue from aggregates in the East segment increased $6.2 million and $22.1 million in the three and nine months ended September 30, 2017, respectively, due primarily to the acquisition of Razorback, Carolina Sand, Glasscock, Somerset and Columbia Silica, among others, in 2017. Aggregate volumes in the first nine months of 2017 increased 12.0%, primarily as a result of those acquisitions. Aggregates pricing increased as a result of an improved market and shift in product mix.

Revenue from ready-mix concrete in the East segment increased $9.6 million and $20.6 million in the three and nine months ended September 30, 2017, respectively, primarily as a result of the acquisitions mentioned above. In the nine months ended September 30, 2017, ready-mix volumes increased due to acquisitions, offset by an organic volumes decline of 7.2%.

Revenue from asphalt increased $6.4 million and $12.8 million in the three and nine months ended September 30, 2017, respectively, due to an increase in asphalt volumes, offset by pricing decline, primarily in the Kentucky and Kansas markets. The $14.6 million and $36.2 million increase in paving and related service revenue in the three and nine months ended September 30, 2017, respectively, was primarily a result of acquisitions in Kansas and Virginia.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 30, 2017 was approximately $51.0 million and $4.5 million, respectively.

Cement Segment

	Three months ended				Nine months ended
	September 30,	October 1,			September 30,	October 1,
($ in thousands)	2017	2016	Variance		2017	2016	Variance
Net revenue	$101,274	$89,563	$11,711	13.1%	$229,338	$203,168	$26,170	12.9%
Operating income	35,091	32,779	2,312	7.1%	63,546	57,093	6,453	11.3%
Operating margin percentage	34.6%	36.6%			27.7%	28.1%
Adjusted EBITDA (1)	$46,860	$40,264	$6,596	16.4%	$93,328	$78,828	$14,500	18.4%

(1)	Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income below.

Net revenue in the Cement segment increased $11.7 million and $26.2 million in the three and nine month periods ended September 30, 2017, respectively, primarily due to organic growth within existing operations and the acquisition of the Angelle Assets, which contributed incremental net revenue of $2.2 million and $6.4 million in the three and nine months ended September 30, 2017, respectively.

The Cement segment’s operating income improved $2.3 million and $6.5 million in the three and nine months ended September 30, 2017, respectively. Adjusted EBITDA improved $6.6 million and $14.5 million in the three and nine months ended September 30, 2017, respectively. The increase in operating income was primarily due to increased organic cement volumes and pricing. Operating margin percentage for the three months ended September 30, 2017 decreased to 34.6% from 36.6% in the third quarter. Operating margin for the nine months ended September 30, 2017 also decreased slightly as compared to the same period in 2016. The decrease in operating margin in the three and nine month periods is primarily due to increased sales of purchased cement as compared to prior periods. Operating margin for the nine months ended September 30, 2017 also decreased slightly as compared to the same period in 2016.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
	September 30,	October 1,	Variance		September 30,	October 1,	Variance
($ in thousands)	2017	2016	Dollar	Percentage	2017	2016	Dollar	Percentage
Revenue by product*:
Cement	$96,223	$82,746	$13,477	16.3%	$216,512	$183,968	$32,544	17.7%
Other	5,051	6,817	(1,766)	(25.9)%	12,826	19,200	(6,374)	(33.2)%
Total revenue	$101,274	$89,563	$11,711	13.1%	$229,338	$203,168	$26,170	12.9%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the nine months ended September 30, 2017 from the three and nine months ended October 1, 2016 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	12.3%	3.5%	13.3%	3.9%

Revenue from cement increased $13.5 million and $32.5 million in the three and nine months ended September 30, 2017, respectively, due primarily to increased organic cement volumes and pricing. For the nine months ended September 30, 2017, cement volumes and pricing increased 13.3% and 3.9%, respectively. The acquisition of the Angelle Assets contributed 3.1% and 12.6% in cement volumes and pricing increases, respectively, in the nine months ended September 30, 2017. Organic cement volumes increased 10.2% year over year, with the balance attributable to the acquisition referred to above.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of September 30, 2017, we had $287.1 million in cash and cash equivalents and $500.2 million of working capital compared to $143.4 million and $244.4 million, respectively, at December 31, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of September 30, 2017 or December 31, 2016. Our remaining borrowing capacity on our senior secured revolving credit facility was $218.9 million as of September 30, 2017, which is net of $16.1 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of September 30, 2017 and December 31, 2016, our long-term borrowings, including the current portion without giving effect to original issue discount, totaled $1.8 billion and $1.5 billion, respectively, for which we incurred $25.6 million and $70.1 million of interest expense for the three and nine months ended September 30, 2017, respectively, and $21.8 million and $62.0 million for the three and nine months ended October 1, 2016, respectively. We remain in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. In addition, our cash flows provided by operating activities were $244.9 million in the year ended December 31, 2016, which is net of interest payments. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of September 30, 2017.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 30, 2017, we were in compliance with all debt covenants.

At September 30, 2017 and December 31, 2016, $1.8 billion and $1.5 billion of total debt, respectively, without giving effect to original issuance discount, were outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

The following table summarizes our net cash used for or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 30, 2017 and October 1, 2016:

	Summit Inc.
	September 30,	October 1,
(in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$132,433	$84,523
Investing activities	(505,485)	(435,686)
Financing activities	516,008	196,071
Cash paid for capital expenditures	$(147,478)	$(121,945)

Operating activities

During the nine months ended September 30, 2017, cash provided by operating activities was $132.4 million primarily as a result of:

•

Net income of $79.1 million, as well as $152.7 million of non-cash expenses, including $140.6 million of depreciation, depletion, amortization and accretion and $9.4 million of share-based compensation.

•

Additional investment in inventory of $12.8 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

Billed and unbilled accounts receivable increased by $130.6 million in the first nine months of 2017 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

Deferred tax assets increased by $488.9 million as a result of the analysis of the realizability of our deferred tax assets offset by an increase in tax receivable agreement payment payable of $490.7 million.

•

The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $71.1 million of interest payments in the nine months ended September 30, 2017.

During the nine months ended October 1, 2016, cash provided by operating activities was $84.5 million primarily as a result of:

•

Net income of $40.1 million, as well as $148.3 million of non-cash expenses, including $118.0 million of depreciation, depletion, amortization and accretion and $46.1 million of share-based compensation.

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

Investing activities

During the nine months ended September 30, 2017, cash used for investing activities was $505.5 million, of which $371.5 million related to the 14 acquisitions completed in the period and $147.5 million was invested in capital expenditures, which was partially offset by $13.3 million of proceeds from asset sales.

During the nine months ended October 1, 2016, cash used for investing activities was $435.7 million, of which $331.5 million related to the eight 2016 acquisitions completed in the period and $121.9 million was invested in capital expenditures, which was partially offset by $16.2 million of proceeds from asset sales.

Financing activities

During the nine months ended September 30, 2017, cash provided by financing activities was $516.0 million, which was primarily composed of $237.6 million of net proceeds from the January 2017 issuance of 10,000,000 shares of Class A common stock and $295.4 million of proceeds from the 2025 Notes, net of related fees and expenses. We made $22.6 million of payments on acquisition related liabilities, and $5.9 million in payments for debt and capital issuance costs.

During the nine months ended October 1, 2016, cash provided by financing activities was $196.1 million, which was primarily composed of $246.3 million of proceeds from the 2022 Notes, net of fees. We made $28.9 million of payments on acquisition related liabilities, and $5.7 million in debt issuance costs.

Cash paid for capital expenditures

We expended approximately $147.5 million in capital expenditures in the nine months ended September 30, 2017 compared to $121.9 million in the nine months ended October 1, 2016. The third quarter of 2017 capital expenditures were primarily composed of rolling stock and plant upgrades.

We estimate that we will invest between $180.0 million and $190.0 million in capital expenditures in 2017, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. We expect to invest $14 million on a new plant and terminal in Vancouver and along the Mississippi River during the fourth quarter of 2017, with an additional investment of approximately $31 million to complete the projects in 2018.  Additionally, we are completing a $4.5 million aggregate plant upgrade in northeast Texas and a new $5.0 million ready-mix concrete plant near Houston.

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

Based upon a $32.03 per share price of our Class A common stock, the closing price of our stock on September 29, 2017, and a contractually defined discount rate of 2.82%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $495.7 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

As of September 30, 2017, we had accrued $548.9 million as TRA liability in our consolidated financial statements. We do not expect payments on our TRA liability to occur within the next twelve months.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture incurred significant losses on a highway project in Utah, which resulted in requests for funding from the joint venture partners and ultimately from us. Through September 30, 2017, we have funded $12.3 million. In the third quarter of 2017, we settled our remaining obligations under this agreement for $3.5 million, which was $0.8 million less than amounts previously accrued under the agreement.

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

Off-Balance sheet arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, allowing more financial and nonfinancial hedging strategies to be eligible for hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 30, 2017
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$54,839	$37,617	$36,056	$(46,437)	$82,075
Interest expense (income) (1)	1,839	889	(1,011)	27,204	28,921
Income tax expense (benefit)	889	—	—	(484,473)	(483,584)
Depreciation, depletion and amortization	18,697	17,416	11,751	619	48,483
EBITDA	$76,264	$55,922	$46,796	$(503,087)	$(324,105)
Accretion	210	212	64	—	486
Loss on debt financings	—	—	—	—	—
Tax receivable agreement expense (1)	—	—	—	489,215	489,215
Transaction costs	14	—	—	2,567	2,581
Non-cash compensation	—	—	—	4,724	4,724
Other	149	263	—	(612)	(200)
Adjusted EBITDA (1)	$76,637	$56,397	$46,860	$(7,193)	$172,701

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended October 1, 2016
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$42,249	$34,657	$32,823	$(48,623)	$61,106
Interest expense (income) (1)	2,556	1,929	(178)	20,966	25,273
Income tax expense	97	—	—	1,212	1,309
Depreciation, depletion and amortization	16,301	14,572	7,610	572	39,055
EBITDA	$61,203	$51,158	$40,255	$(25,873)	$126,743
Accretion	191	172	9	—	372
IPO/ Legacy equity modification costs	—	—	—	12,506	12,506
Transaction costs	75	20	—	1,589	1,684
Non-cash compensation	—	—	—	3,801	3,801
Other	2,214	208	—	(1,337)	1,085
Adjusted EBITDA (1)	$63,683	$51,558	$40,264	$(9,314)	$146,191

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 30, 2017
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$93,342	$46,124	$65,785	$(126,196)	$79,055
Interest expense (income) (1)	5,586	2,503	(2,345)	74,132	79,876
Income tax expense (benefit)	1,424	(21)	—	(483,730)	(482,327)
Depreciation, depletion and amortization	51,389	49,343	29,702	1,940	132,374
EBITDA	$151,741	$97,949	$93,142	$(533,854)	$(191,022)
Accretion	600	596	186	—	1,382
Loss on debt financings	—	—	—	190	190
Tax receivable agreement expense (1)	—	—	—	490,740	490,740
Transaction costs	23	—	—	6,451	6,474
Non-cash compensation	—	—	—	14,148	14,148
Other	492	966	—	(1,804)	(346)
Adjusted EBITDA (1)	$152,856	$99,511	$93,328	$(24,129)	$321,566

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended October 1, 2016
by Segment	West	East	Cement	Corporate	Consolidated
(in thousands)
Net income (loss) (1)	$67,705	$46,369	$53,395	$(127,392)	$40,077
Interest expense (1)	7,087	5,827	3,322	56,231	72,467
Income tax expense (benefit)	175	—	—	(8,088)	(7,913)
Depreciation, depletion and amortization	48,044	36,984	21,116	1,849	107,993
EBITDA	$123,011	$89,180	$77,833	$(77,400)	$212,624
Accretion	670	501	31	—	1,202
IPO/ Legacy equity modification costs	—	—	—	37,257	37,257
Transaction costs	440	25	—	4,825	5,290
Non-cash compensation	—	—	—	8,866	8,866
Other	3,426	699	964	(996)	4,093
Adjusted EBITDA (1)	$127,547	$90,405	$78,828	$(27,448)	$269,332

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.3 million and $0.8 million less than Summit LLC and its subsidiaries in the three and nine months ended October 1, 2016, respectively, and $0.2 million and $0.7 million less in the three and nine months ended September 30, 2017, respectively, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

	September 30,	December 31,
Reconciliation of Working Capital	2017	2016
(in thousands)
Total current assets	$815,342	$483,698
Less total current liabilities	(315,123)	(239,288)
Working capital	$500,219	$244,410

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
Reconciliation of Operating Income to Adjusted Cash Gross Profit	2017	2016	2017	2016
($ in thousands)
Operating income	$113,911	$88,410	$163,571	$105,901
General and administrative expenses	59,175	64,096	175,729	184,956
Depreciation, depletion, amortization and accretion	48,969	39,427	133,756	109,195
Transaction costs	2,581	1,684	6,474	5,290
Adjusted Cash Gross Profit (exclusive of items shown separately)	$224,636	$193,617	$479,530	$405,342
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	39.1%	40.3%	36.6%	36.8%

(1)	Adjusted Cash Gross Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: November 2, 2017	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)