Form 10-K
period 2017-12-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2018-02-14
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Summit Materials, Inc.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

Summit Materials, LLC

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.	Yes ☐	No ☒
Summit Materials, LLC	Yes ☐	No ☒

The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of July 1, 2017 was approximately $3.1 billion.

As of February 7, 2018, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 110,365,594 and 100, respectively.

As of February 7, 2018, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of December 30, 2017, its sole material asset was a 96.8% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2% senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended December 30, 2017 is that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with its initial public offering.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•

“board” and the “directors” refer to the board and the directors of Summit Inc. following its March 2015 initial public offering (“IPO”) and to the board and the directors of the general partner of Summit Holdings prior to Summit Inc.’s IPO;

•	“Continental Cement” refers to Continental Cement Company, L.L.C.;

•	“Davenport Assets” refer to a cement plant and quarry in Davenport, Iowa and seven cement distribution terminals along the Mississippi River;

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense;

•	“Finance Corp.” refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;

•	“Issuers” refers to Summit LLC and Finance Corp. as co‑issuers of the Senior Notes;

•	“LP Units” refers to the Class A limited partnership units of Summit Holdings;

•

“Mainland” refers to Mainland Sand & Gravel ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Oldcastle Assets” refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC‑Kansas, Inc. and APAC‑Missouri, Inc., subsidiaries of Oldcastle, Inc.; and

•	“TRA” refers to tax receivable agreement between Summit Inc. and holders of LP Units.

See “Business—Acquisition History” for a table of acquisitions we have completed since August 2009.

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of December 30, 2017. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

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

PART I

Item  1.BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 111% increase in revenue between the year ended December 28, 2013 and the year ended December 30, 2017. Within our markets, we offer customers a single‑source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minneapolis to New Orleans. In addition to supplying aggregates to customers, we use our materials internally to produce ready‑mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our proven and probable aggregates reserves were 3.3 billion tons as of December 30, 2017. In the year ended December 30, 2017 we sold 41.7 million tons of aggregates, 2.5 million tons of cement, 4.7 million cubic yards of ready-mix concrete and 5.3 million tons of asphalt paving mix across our more than 400 sites and plants.

The rapid growth we have achieved over the last eight years has been due in large part to our acquisitions, which we funded through equity issuances, debt financings and cash from operations. Over the past decade, the U.S. economy witnessed a cyclical decline followed by a gradual recovery in the private construction market and modest growth in public infrastructure spending. The U.S. private construction market has grown in recent years both nationally and in our markets. We believe we are well positioned to capitalize on this growth to expand our business.

Our revenue in 2017 was $1.9 billion with net income of $125.8 million. As of December 30, 2017, our total indebtedness outstanding was approximately $1.8 billion.

We anticipate continued growth in our primary end markets, public infrastructure and the private construction market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 17% from 2018 to 2022. With the nation’s infrastructure aging, there is increasing momentum to grow federal infrastructure spending among certain legislators and the U.S. President. We also believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. We believe that growth in infrastructure spending will not be consistent across the United States, but will vary across different geographies. The public infrastructure market represented 33% of our revenue in 2017.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 6% from 2018 to 2022. In addition, the PCA projects that spending in private nonresidential construction will grow 7% over the same period. We do not believe that growth in private construction spending will be consistent across the United States, but will instead be concentrated in certain regions. The private construction market represented 67% of our revenue in 2017.

In addition to the anticipated domestic demand growth in our end markets, we expect continued improvement in pricing, especially in our materials businesses. The PCA estimates that cement consumption will increase approximately 16% from 2018 to 2022, reflecting rising demand in the major end markets. We believe that the increased demand will drive higher cement pricing as production capacity in the United States tightens. The PCA projects consumption will exceed domestic U.S. cement capacity between 2019 and 2020.

Historically, we have supplemented organic growth with acquisitions by strategically targeting attractive, new markets or expanding in existing markets. We consider population trends, employment rates, competitive landscape, private construction outlook, public funding and various other factors prior to entering a new market. In addition to analyzing macroeconomic data, we seek to establish, and believe that we have, a top three position in our local markets, which we believe supports improving profit margins and sustainable organic growth. This positioning provides local economies of scale and synergies, which benefits our profitability.

Our acquisition strategy, to date, has helped us to achieve scale and rapid growth, and we believe that significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. Our management team maintains contact with over 300 private companies. These long‑standing relationships, cultivated over decades, have been the primary source for our past acquisitions and, we believe, will continue to be an important source for future acquisitions. We believe we offer a compelling value proposition for private company sellers, including secure ongoing stewardship of their legacy businesses.

Our Business Segments

We operate in 23 U.S. states and in British Columbia, Canada and have assets in 22 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West; East; and Cement. The platform businesses in the West and East segments have their own management teams that report to a segment president. The segment presidents are responsible for overseeing the operating platforms, implementing best practices, developing growth opportunities and integrating acquired businesses. Acquisitions are an important element of our strategy, as we seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•

West Segment:  Our West segment includes operations in Texas, Utah, Colorado, Idaho, Wyoming, Oklahoma, Nevada and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of December 30, 2017, the West segment controlled approximately 1.1 billion tons of proven and probable aggregates reserves and $555.1 million of net property, plant and equipment and inventories (“hard assets”). During the year ended December 30, 2017, approximately 52% of our revenue was generated in the West segment.

•

East Segment:  Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Kentucky, North Carolina, South Carolina, Arkansas and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of December 30, 2017, the East segment controlled approximately 1.7 billion tons of proven and probable aggregates reserves and $623.8 million of hard assets. During the year ended December 30, 2017, approximately 32% of our revenue was generated in the East segment.

•

Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and 10 distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel from the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of December 30, 2017, the Cement segment controlled approximately 0.5 billion tons of proven and probable aggregates reserves, which serve its cement business, and $611.7 million of hard assets. During the year ended December 30, 2017, approximately 16% of our revenue was generated in the Cement segment.

Additional information concerning our total revenue, profit, assets employed and certain additional information attributable to each segment is included in “Note 20: Segment Information” of the “Notes to the Financial Statements” of our 2017 consolidated financial statements, which are included under Item 8 of this Form 10-K.

Acquisition History

The following table lists acquisitions we have completed since August 2009:

Company	Date of Acquisition	Segment
Hamm, Inc.	August 25, 2009	East
Hinkle Contracting Company, LLC	February 1, 2010	East
Cornejo & Sons LLC and affiliates	April 16, 2010	East
Elmo Greer & Sons, LLC	April 20, 2010	East
Continental Cement LLC	May 27, 2010	Cement
Harshman Construction L.L.C. and Harshman Farms, Inc.	June 15, 2010	East
South Central Kentucky Limestone, LLC	July 23, 2010	East
Harper Contracting, Inc. and affiliates	August 2, 2010	West
Kilgore Pavement Maintenance, LLC and Kilgore Properties, LLC	August 2, 2010	West
Con-Agg of MO, L.L.C.	September 15, 2010	East
Altaview Concrete, LLC and affiliates	September 15, 2010	West
EnerCrest Products, Inc.	September 28, 2010	West
RK Hall Construction, Ltd and affiliates	November 30, 2010	West
Triple C Concrete, Inc.	January 14, 2011	West
Elam Construction, Inc.	March 31, 2011	West
Bourbon Limestone Company	May 27, 2011	East
Fischer Quarries, L.L.C.	May 27, 2011	East
B&B Resources, Inc. and affiliates	June 8, 2011	West
Grand Junction Concrete Pipe, Inc.	June 10, 2011	West
Industrial Asphalt, LLC and affiliates	August 2, 2011	West
J. D. Ramming Paving Co. LLC and affiliates	October 28, 2011	West
Norris Quarries, LLC	February 29, 2012	East
Kay & Kay Contracting, LLC	October 5, 2012	East
Sandco Inc.	November 30, 2012	West
Lafarge-Wichita	April 1, 2013	East
Westroc, LLC	April 1, 2013	West
Alleyton Resource Company LLC and affiliates	January 17, 2014	West
Troy Vines, Inc.	March 31, 2014	West
Buckhorn Materials, LLC and affiliate	June 9, 2014	East
Canyon Redi-Mix, Inc. and affiliate	July 29, 2014	West
Mainland Sand & Gravel ULC and affiliates	September 4, 2014	West
Southwest Ready Mix, LLC	September 19, 2014	West
Colorado County Sand & Gravel Co., LLC and affiliates	September 30, 2014	West
Concrete Supply of Topeka, Inc. and affiliates	October 3, 2014	East
Lewis & Lewis, Inc.	June 1, 2015	West
Davenport Assets	July 17, 2015	Cement
LeGrand Johnson Construction Co.	August 21, 2015	West
Pelican Asphalt Company, LLC.	December 11, 2015	West
American Materials Company	February 5, 2016	East
Boxley Materials Company	March 18, 2016	East
Sierra Ready Mix, LLC	April 29, 2016	West
Oldcastle Assets	May 20, 2016	East
Weldon Real Estate LLC	August 8, 2016	East
H. C. Rustin Corporation	August 19, 2016	West
RD Johnson Excavating Company LLC and affiliate	August 26, 2016	East
Angelle Assets	August 30, 2016	Cement
Midland Concrete Ltd.	October 3, 2016	West
Everist Materials, LLC.	January 30, 2017	West
Razorback Concrete Company	February 24, 2017	East
Sandidge Manufacturing, Inc.	March 17, 2017	East
Hanna’s Bend Aggregate Ltd	April 3, 2017	West
Carolina Sand, LLC	April 3, 2017	East
Winvan Paving Ltd.	May 1, 2017	West
Glasscock Company, Inc. and affiliate	May 12, 2017	East
Ready Mix Concrete of Somerset and affiliate	July 28, 2017	East

Company	Date of Acquisition	Segment
Great Southern Ready Mix LLC and affiliates	July 31, 2017	West
Northwest Ready Mix, Inc. and affiliate	August 1, 2017	West
Georgia Stone Products, LLC.	August 3, 2017	East
Alan Ritchey Materials Company LC	August 20, 2017	West
Columbia Silica Sand, Inc. and affiliates	September 8, 2017	East
Stockman Quarry LLC and affiliate	October 6, 2017	East
Metro Ready Mix, LLC	January 5, 2018	West
Price Construction, Ltd and affiliates	January 12, 2018	West
Mertens Construction Company, Inc. and affiliates	January 26, 2018	East

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

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, residential construction demand has been growing, although the rate of growth has varied across the U.S.

Nonresidential Construction.  Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is driven by population and economic growth. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories, although growth rates vary across the U.S. The supply of nonresidential construction projects is affected by interest rates and the availability of credit to finance these projects.

Our Competitive Strengths

Leading market positions.  We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating histories, averaging over 30 years. We believe we are a top 10 supplier of aggregates, a top 15 producer of cement and a major producer of ready‑mix concrete and asphalt paving mix in the United States by volume. We focus on acquiring aggregate-based companies that have leading local market positions, which we seek to enhance by building scale through additional bolt-on acquisitions. The construction materials industry is highly local in nature due to transportation costs from the high weight‑to‑value ratio of the products. Given this dynamic, we believe achieving local market scale provides a competitive advantage that drives growth and profitability for our business. We believe that our ability to prudently acquire, rapidly integrate and improve multiple businesses has enabled, and will continue to enable, us to become market leaders.

Operations positioned to benefit from attractive industry fundamentals.  We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time‑consuming and complex regulatory and permitting process. According to the January 2018 U.S. Geological Survey, aggregates pricing in the United States had increased in 64 of the previous 75 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

One contributing factor that supports pricing growth through the economic cycles is that aggregates and asphalt paving mix have significant exposure to public road construction, which has demonstrated growth over the past 30 years, even during times of broader economic weakness. The majority of public road construction spending is funded at the state level through the states’ respective departments of transportation. Texas, Utah and Missouri, three of the states in which we have had our highest revenues, have funds with certain constitutional protections for revenue sources dedicated for transportation projects. These dedicated, earmarked funding sources limit the negative effect current state deficits may have on public spending. As a result, we believe our business’ profitability is significantly more stable than most other building product subsectors.

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. Approximately 25% of the aggregates used in our products and services are internally supplied. Our vertically‑integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of production, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by providing a greater population of target companies.

Attractive diversity, scale and product portfolio.  We operate in 43 metropolitan statistical areas across 23 U.S. states and in British Columbia, Canada. Between the year ended December 28, 2013 and the year ended December 30, 2017, we grew our revenue by 111% and brought substantial additional scale and geographic diversity to our operations. In the year ended December 30, 2017, 45.3% of our operating income increase came from the West segment, 31.1% from the Cement segment and 23.6% from East segment, excluding corporate charges. We have approximately 3.3 billion tons of proven and probable aggregates reserves serving our aggregates and cement business. We estimate that the useful life of our proven and probable reserves serving our aggregates and cement businesses are approximately 80 years and 270 years, respectively, based on the average production rates in 2017 and 2016.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. According to PCA forecasts, consumption of cement in the United States is expected to exceed production capacity between 2019 and 2020. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2017, approximately 70% of cement distributed to our terminals and customers was shipped by barge, which is generally more cost-effective than truck transport.

Proven ability to incorporate new acquisitions and grow businesses.  We have acquired dozens of businesses, successfully integrating them into three segments through the implementation of operational improvements, industry‑proven information technology systems, a comprehensive safety program and best in class management programs. A typical acquisition generally involves retaining the local management team of the acquired business, maintaining operational decisions at the local level, implementing common back-office systems, driving best practices, and providing management support, strategic direction and financial capital for investment under a leadership directed by Tom Hill, our President and Chief Executive Officer, a 35‑year industry veteran. These acquisitions have helped us achieve significant revenue growth, from $0.4 billion in 2010 to $1.9 billion in 2017.

Experienced and proven leadership driving organic growth and acquisition strategy.  Our management team has a proven track record of creating value. In addition to Mr. Hill, our management team, including corporate and segment managers, corporate development, finance executives and other heavy side industry operators, has extensive experience in the industry. Our management team has a proven track record of executing and successfully integrating acquisitions in the sector.

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

Enhance margins and free cash flow generation through implementation of operational improvements.  Our management team includes individuals with decades of experience in our industry and proven success in integrating acquired businesses and organically growing operations. We have enhanced margins through proven profit optimization plans, leveraging information technology and financial systems to control costs, managing working capital and achieving scale‑driven purchasing synergies and fixed overhead control and reduction. Our segment presidents, supported by our operations, development, risk management, information technology and finance teams, drive the implementation of detailed and thorough profit optimization plans for each acquisition post close, which typically includes, among other things, implementation of a systematic pricing strategy, safety, commercial strategies, operational benefits, efficiency improvement plans and business-wide  cost reduction techniques.

Expand local positions in the most attractive markets through targeted capital investments and bolt‑on acquisitions.  We seek to expand our business through organic growth and bolt‑on acquisitions in each of our local markets. Our acquisition strategy involves acquiring platforms that serve as the foundation for continued incremental and complementary growth via locally situated bolt‑on acquisitions to these platforms. We believe that increased local market scale drives profitable growth through efficiencies. Our existing platform of operations is expected to enable us to grow significantly as we expand in our existing markets. In pursuing our growth strategy, we believe that our balance sheet and liquidity position will enable us to acquire many of the bolt‑on acquisitions and platforms that we seek to purchase, but we may also pursue larger acquisition transactions that may require us to raise additional equity capital and or debt from time to time. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions.

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

Capitalize on recovery in the U.S. economy and construction markets.  Given the nation’s aging infrastructure and considering longstanding historical spending trends, we expect U.S. infrastructure investment to grow over time. We believe we are well positioned to capitalize on any such increase in investment.  The residential and nonresidential markets are showing positive growth signs in varying degrees across our markets. The PCA forecasts total housing starts to accelerate to 1.34 million in the United States by 2022. The American Institute of Architects’ Consensus Construction Forecast projects nonresidential construction to grow 3.6% in 2018. We believe that we have sufficient exposure to the public infrastructure, residential and nonresidential end markets to benefit from a potential recovery in all of our markets.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintaining the existing infrastructure. The U.S. President and his administration have called for, among other things, an infrastructure stimulus plan. However, there is currently a lack of clarity around both the timing and details of any such infrastructure plan and the impact, if any, it or other proposed changes in law and regulations may have on our business.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 21%, 13%, 12% and 9%, respectively, of our total revenue in 2017.

Our Industry and Operations

Demand for our products is observed to have low elasticity in relation to prices. We believe this is partially explained by the absence of competitive replacement products. We do not believe that increases in our products’ prices are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

We operate our construction materials and products and paving and related services businesses through local management teams, which work closely with our end customers to deliver the materials, products and services that meet each customer’s specific needs for a project. We believe that this strong local presence gives us a competitive advantage by allowing us to obtain a unique understanding for the evolving needs of our customers.

We have operations in 23 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 30, 2017, approximately 75% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment, and have construction and demolition debris landfills and liquid asphalt terminal operations in our West and East segments.

Approximately 73% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 30, 2017. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

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

We believe that the long‑term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects demand for transportation infrastructure and nonresidential construction, including stores, shopping centers and restaurants. While short‑term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high. We believe we are in the midst of an extended economic recovery.

We mine limestone, gravel, and other natural resources from 103 crushed stone quarries and 102 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of December 30, 2017, we had approximately 3.3 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 3.3 billion tons of proven and probable aggregates reserves, 1.9 billion, or 57%, are located on owned land and 1.4 billion are located on leased land.

According to the August 2017 U.S. Geological Survey, approximately 1.5 billion tons of crushed stone with a value of approximately $15.1 billion was produced in the United States in 2016, which is consistent with the 1.5 billion tons produced in 2015. Sand and gravel production was approximately 1.0 billion tons in 2016 and 2015, valued at approximately $7.6 billion in 2016. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 35% of the national market in 2017. In January 2017, the U.S. Geological Survey reported that a total of 1,430 companies operating 3,700 quarries and 82 underground mines produced or sold crushed stone in 2016 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

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

The primary national players are large vertically‑integrated companies, including Vulcan Materials Company, Martin Marietta Materials, Inc. (“Martin Marietta”), CRH plc, Heidelberg Cement plc (“Heidelberg”), LafargeHolcim and Cemex, S.A.B. de C.V. (“Cemex”), that have a combined estimated market share of approximately 30%. Our major aggregates competitors by segment include the following:

•	West—CRH plc, Heidelberg, Martin Marietta, CEMEX, LafargeHolcim and various local suppliers.

•	East—Martin Marietta, CRH plc, LafargeHolcim, Heidelberg, Vulcan Materials Company and various local suppliers.

We believe we have a strong competitive advantage in aggregates through our well located reserves and assets in key markets, high quality reserves and our logistic networks. We further share and implement best practices relating to safety, strategy, sales and marketing, production, and environmental and land management. Our vertical integration and local market knowledge enable us to maintain a strong understanding of the needs of our aggregates customers. In addition, our companies have a reputation for responsible environmental stewardship and land restoration, which assists us in obtaining new permits and new reserves.

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of public infrastructure, residential and nonresidential projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready‑mix concrete or mortar and is an important component of other essential construction materials. Cement is sold either in bulk or as branded products in bags, depending on its final user. Few construction projects can take place without utilizing cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready‑mix concrete operators. The remaining shipments are directed to concrete paving projects or manufacturers of concrete-related products such as block and precast. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, we do not typically enter into long‑term sales contracts. Nearly two‑thirds of U.S. consumption occurs between May and November, coinciding with end‑market construction activity.

The principal raw materials in cement are a blend of approximately 80% limestone and approximately 5% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to over 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces about the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 92 production facilities located across a majority of the states and is a capital‑intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include LafargeHolcim and Buzzi Unicem. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant.

As reported by the PCA in the 2017 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 140.9 million tons in 2005 to approximately 104.0 million tons in 2016 consistent with a decline in U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from Canada, Greece, Turkey, China and South Korea. The PCA reports that cement imports remain below their peak of approximately 39.6 million tons in 2006 versus approximately 15.0 million tons in 2016. However, the PCA estimates that demand will exceed domestic supply between 2019 and 2020.

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, 100 miles north of St. Louis, and Davenport, Iowa and our 10 terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal plant is one of very few with hazardous waste fuel facilities permitted and operating out of 92 total cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located strategically on the Mississippi River, we are able to distribute cement from both of our plants by truck, rail and barge directly to customers or to our 10 storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are strategically located on the Mississippi River and, consequently, in 2017, approximately 70% of cement distributed to our terminals and customers was shipped by barge, which is significantly more cost‑effective than truck transport.

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

Given the high weight‑to‑value ratio, delivery of ready‑mix concrete is typically limited to a one‑hour haul from a production plant and is further limited by a 90 minute window in which newly‑mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready‑mix concrete market is highly localized, with an estimated 5,500 ready‑mix concrete plants in the United States according to the NRMCA. According to the NRMCA, 343.0 million cubic yards of ready‑mix concrete were produced in 2016, which is a 2% increase from the 336.0 million cubic yards produced in 2015 but a 25% decrease from the industry peak of 458.3 million cubic yards in 2005.

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas, Missouri, Arkansas, South Carolina, Kentucky and Virginia markets and surrounding areas. We operated 66 ready-mix concrete plants and over 600 concrete delivery trucks in the West segment and 56 ready-mix concrete plants and over 400 concrete delivery trucks in the East segment as of December 30, 2017. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self‑compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

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

Asphalt paving mix is produced by first heating carefully measured amounts of aggregates at high temperatures to remove the moisture from the materials in an asphalt paving mix plant. As the aggregates are heated, liquid asphalt is then introduced to coat the aggregates. Depending on the specifications of a particular mix, recycled asphalt may be added to the mix, which lowers the production costs. The aggregates used for production of these products are generally supplied from our quarries or sand and gravel plants. The ingredients are metered, mixed and brought up to a temperature in excess of 300°F before being placed in a truck and delivered to the jobsite for final placement. According to NAPA, the components of asphalt paving mix by weight are approximately 95% aggregates and 5% asphalt cement, a petroleum-based product that serves as the binder.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 76.9 million tons of used asphalt is recycled annually by the industry according to a November 2017 NAPA survey. As of December 30, 2017, we operated 27 and 24 asphalt paving mix plants in the West and East segments, respectively. Approximately 96% of our plants can utilize recycled asphalt pavement.

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

Approximately 73% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

According to NAPA, there were approximately 3,500 asphalt paving mix plants in the United States in 2016 and an estimated 374.9 million tons of asphalt paving mix was produced in 2016 compared to 364.9 million tons produced in 2015. Our asphalt paving mix operations compete with CRH plc and other local suppliers. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis‑à‑vis our competitors.

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

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2017 revenue.

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

Subject to applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers. Historically, we have not been materially adversely affected by contract cancellations or modifications. As a vertically‑integrated business, approximately 25% of aggregates sold were used internally in our ready‑mix concrete and asphalt paving mixes and approximately 73% of the asphalt paving mix was laid by our paving crews during the year ended December 30, 2017. Our backlog as of December 30, 2017, was 15.6 million tons of aggregates, 0.9 million cubic yards of ready‑mix concrete, 2.0 million tons of asphalt and $294.9 million of construction services, which includes the value of the aggregate and asphalt tons and ready‑mix concrete cubic yards that are expected to be sourced internally.

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

Employees

As of December 30, 2017 we had approximately 6,000 employees, of whom approximately 80% were hourly workers and the remainder were salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Approximately 7% of our employees are union members, with whom we believe we enjoy a satisfactory working relationship.

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

Pursuant to an Administrative Order on Consent with the Missouri Department of Natural Resources, Continental Cement paid a penalty of $75,000 relating to alleged past violations of air pollution control requirements at its Hannibal, Missouri facility.  Recent alleged additional violations of environmental requirements may result in the payment of further penalties under that Order, which although anticipated to be immaterial to us, may in aggregate with the prior $75,000 penalty, exceed $100,000.

Environmental and Government Regulation

We are subject to federal, state, provincial and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management including the management of hazardous waste used as a fuel substitute in our cement plants, remediation of contaminated sites, mine reclamation, operation and closure of landfills and dust control and zoning, land use and permitting. Our failure to comply with such laws and regulations can result in sanctions such as fines or the cessation of part or all of our operations. From time to time, we may also be required to conduct investigation or remediation activities. There also can be no assurance that our compliance costs or liabilities associated with such laws and regulations or activities will not be significant.

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

Insurance

Our insurance program is structured using multiple “A” rated insurance carriers, and a variety of deductible amounts. Losses within deductible amounts, are accrued for using projections based on past loss history. We also maintain combined umbrella insurance. Other policies include property, contractors equipment, contractors pollution and professional, directors and officers, employment practices liability and fiduciary and crime. We also have a separate marine insurance policy for our cement operations on the Mississippi River, which ship cement on the river via barge.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website, free of charge, at http://www.summit-materials.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an internet site at http://www.summit-materials.com. Our website and the information contained on or connected to that site are not incorporated into this report.

ITEM  1A.RISK FACTORS

Risks Related to Our Industry and Our Business

Industry Risks

Our business depends on activity within the construction industry and the strength of the local economies in which we operate.

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. Federal and state budget issues may negatively affect the amount of funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain funding for construction projects. In addition, a slow pace of economic activity results in delays or cancellations of capital projects.

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. Although some states in recent years, such as Texas, have increased their budgets for road construction, maintenance, rehabilitation and acquiring right of way for public roads, certain other states have reduced their construction spending due to budget shortfalls from lower tax revenue, as well as uncertainty relating to long‑term federal highway funding prior to the FAST Act, the first law with long‑term transportation funding in ten years, which was signed into law on December 4, 2015. As a result, there has been a reduction in certain states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Utah, Kansas and Missouri, our financial condition, results of operations and liquidity could be materially adversely affected.

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

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales or render our contracting operations less efficient. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows have adversely affected and could adversely affect sales in the near term. In particular, our operations in the southeastern and Gulf Coast regions of the United States are at risk for hurricane activity, most notably in August, September and October. For example, in 2017, Hurricane Harvey adversely affected our operations not only during the days immediately before and after the storm, but also in the weeks and months after the storm as our customers recovered and reallocated resources in response to damage caused by the storm.

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

Growth Risks

The success of our business depends on our ability to execute on our acquisition strategy.

A significant portion of our historical growth has occurred through acquisitions, and we will likely enter into acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non‑binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional capital through additional equity issuances, additional indebtedness, or a combination of equity and debt issuances. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that the businesses acquired will not perform as expected.

Our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long‑lived assets, particularly if economic conditions worsen unexpectedly. As a result of these changes, our financial condition, results of operations and liquidity could be materially adversely affected. In addition, many of the businesses that we have acquired and will acquire have unaudited financial statements that have been prepared by the management of such companies and have not been independently reviewed or audited. We cannot assure you that the financial statements of companies we have acquired or will acquire would not be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on us.

The success of our business depends on our ability to successfully integrate acquisitions.

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

•

We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices. These liabilities may be significant.

•	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

•

We may not effectively utilize new equipment that we acquire through acquisitions or otherwise at utilization and rental rates consistent with that of our existing equipment. Further, capital equipment at acquired businesses may require additional maintenance or need to be replaced sooner than we expected.

•	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

•

We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

The success of our business depends on our ability to retain key employees of our acquired businesses

We cannot assure you we will be able to retain local managers and employees who are important to the operations of our acquired businesses. The loss of key employees may have an adverse effect on the acquired business and on our business as a whole.

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

There is an inherent risk of liability in the operation of our business, and despite our compliance efforts, we may be in noncompliance with environmental, health and safety laws and regulations from time to time. These potential liabilities or events of noncompliance could have a material adverse effect on our operations and profitability. In many instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which could require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Governmental requirements that affect our operations also include those relating to air and water quality, waste management, asset reclamation, the operation and closure of municipal waste and construction and demolition debris landfills, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities.

We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. In addition, we have recorded liabilities in connection with our reclamation and landfill closure obligations, but there can be no assurances that the costs of our obligations will not exceed our estimates. The cost of complying with such laws could have a material adverse effect on our financial condition, results of operations and liquidity.

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

There is a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. If our customers are unable to obtain credit or unable to obtain credit in a timely manner, they may be unable to pay us, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

•	to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•	availability and skill level of workers;

•	failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including OSHA and MSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•	public infrastructure customers may seek to impose contractual risk‑shifting provisions more aggressively which may result in us facing increased risks.

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

We could be prohibited from bidding on certain government contracts if we fail to maintain qualifications required by the relevant government entities. In addition, contracts with governmental entities can usually be canceled at any time by them with payment only for the work completed. A cancellation of an unfinished contract or our disqualification from the bidding process could result in lost revenue and cause our equipment to be idled for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in our business, some of which may be outside our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, our financial condition, results of operations and liquidity could be materially adversely effected.

Unexpected factors affecting self‑insurance claims and reserve estimates could adversely affect our business.

We use a combination of third‑party insurance and self‑insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we seek to minimize our exposure on individual claims, for the benefit of costs savings we have accepted the risk of multiple independent material claims arising. We estimate the projected losses and liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Any such matters could have a material adverse effect on our financial condition, results of operations and liquidity.

Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, which could divert our cash flow from operations to debt payments.

We are highly leveraged. As of December 30, 2017, our total debt was approximately $1.8 billion, which includes $1.2 billion of Senior Notes and $635.4 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $218.9 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $16.1 million of letters of credit outstanding).

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

•	subject us to the risk of increased interest rates as a portion of our borrowings under our senior secured credit facilities are exposed to variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

•	making it more difficult for us to make payments on our debt.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Despite our current level of indebtedness, we and our subsidiaries may still incur substantially more debt. This could reduce our ability to satisfy our current obligations and further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future to fund acquisitions as part of our growth strategy. Although the indentures governing the Senior Notes and the Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

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

Our ability to make scheduled payments on our debt obligations, refinance our debt obligations and fund planned capital expenditures and other corporate expenses depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions. We are also subject to certain financial, business, legislative, regulatory and legal restrictions on the payment of distributions and dividends. Many of these factors are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, which would constitute an event of default if not cured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If our cash flows and capital resources are insufficient to fund our debt service obligations or our other needs, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or fund planned capital expenditures. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The Credit Agreement and the indentures governing the Senior Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

The indentures governing the Senior Notes and the Credit Agreement contain covenants and provisions that are restrictive.

The indentures governing the Senior Notes and Credit Agreement contain restrictive covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries, to:

•	incur additional indebtedness, issue certain preferred shares or issue guarantees;

•	pay dividends, redeem our membership interests or make other restricted payments;

•	make investments, loans or advances;

•	incur additional liens;

•	transfer or sell assets;

•	merge or engage in consolidations;

•	enter into certain transactions with our affiliates;

•	designate subsidiaries as unrestricted subsidiaries;

•	repay subordinated indebtedness; and

•	change our lines of business.

The senior secured credit facilities also require us to maintain a maximum first lien net leverage ratio. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under our senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facilities and all actions permitted to be taken by a secured creditor. Our failure to comply with obligations under the indentures governing the Senior Notes and the Credit Agreement may result in an event of default under the indenture or the amended and restated Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness or the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Other Risks

Our success is dependent on our Chief Executive Officer and other key personnel.

Our success depends on the continuing services of our Chief Executive Officer, Tom Hill, and other key personnel assembled by Mr. Hill. We believe that Mr. Hill possesses valuable knowledge and skills that are crucial to our success and would be very difficult to replicate. Not all of our senior management team resides near or works at our headquarters. The geographic distance between the members of our senior management team may impede the team’s ability to work together effectively, and we cannot assure you they will be able to do so.

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

As of December 30, 2017, labor unions represented approximately 7% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire between 2018 and 2020. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

Organizational Structure Risks

Summit Inc.’s only material asset is its interest in Summit Holdings, and it is accordingly dependent upon distributions from Summit Holdings to pay taxes, make payments under the TRA and pay dividends.

Summit Inc. is a holding company and has no material assets other than its ownership of LP Units and has no independent means of generating revenue. Summit Inc. intends to cause Summit Holdings to make distributions to holders and former holders of LP Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the TRA and cash distributions, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Summit Holdings and its subsidiaries for any reason, or restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits, could limit or impair their ability to pay such distributions. Additionally, to the extent that Summit Inc. needs funds, and Summit Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The limited partnership agreement of Summit Holdings provides for cash distributions, which we refer to as “tax distributions,” to be made to the holders of the LP Units if it is determined that the income of Summit Holdings will give rise to net taxable income allocable to holders of LP Units. To the extent that future tax distributions Summit Inc. receives exceed the amounts it actually requires to pay taxes and make payments under the TRA, we expect that our board of directors will cause Summit Inc. to use such excess cash to acquire additional newly-issued LP Units at a per unit price determined by reference to the volume weighted average price per share of the Class A common stock during the five trading days immediately preceding the date of the relevant board action. During the fourth quarter of 2017, Summit Inc. used approximately $47.5 million of such distributions to purchase LP Units. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Dividends.” Although we anticipate that any such decision by our board of directors would be approved by a majority of our independent directors, any cash used by Summit Inc. to acquire additional LP Units would not then be available to fund cash dividends on the Class A common stock.

Summit Inc. is required to pay exchanging holders of LP Units for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LP Units and related transactions.

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

In connection with the IPO, we entered into a TRA with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of the increases in tax basis described above and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of Summit Inc. and not of Summit Holdings. While the actual increase in tax basis and the actual amount and utilization of net operating losses, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Summit Holdings and our possible utilization of net operating losses, the payments that Summit Inc. may make under the TRA will be substantial.

In certain cases, payments under the TRA may be accelerated or significantly exceed the actual benefits Summit Inc. realizes in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain changes of control, or if, at any time, Summit Inc. elects an early termination of the TRA, Summit Inc.’s obligations under the TRA may be accelerated. Summit Inc.’s ability to achieve benefits from any tax basis increase or net operating losses, and the payments to be made under the TRA, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the TRA, payments under the TRA could be in excess of 85% of Summit Inc.’s actual cash tax savings.

The actual cash tax savings realized by Summit Inc. under the TRA may be less than the corresponding TRA payments. Further, payments under the TRA may be made years in advance of when the benefits, if any, are realized on our federal and state income tax returns. Accordingly, there may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the TRA. Based upon a $31.44 share price of our Class A common stock, which was the closing price on December 29, 2017, and a LIBOR rate of 3.11%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $282 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

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

Future issuance of additional Class A common stock, or securities convertible or exchangeable for Class A common stock, may adversely affect the market price of the shares of our Class A common stock.

As of December 30, 2017, we had 110,350,594 shares of Class A common stock issued and outstanding, and had 889,649,406 shares authorized but unissued. The number of unissued shares includes 3,689,620 shares available for issuance upon exchange of LP Units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or securities convertible or exchangeable for Class A common stock, or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our Class A common stock. Thus holders of our Class A common stock will bear the risk of our future issuances reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

An aggregate of 13,500,000 shares of Class A common stock and LP Units may be granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) of which 4,873,654 have been granted as of December 30, 2017. In addition, as of December 30, 2017 we had outstanding warrants to purchase an aggregate of 102,778 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, or other securities convertible or exchangeable for Class A common stock would dilute the percentage ownership held by the investors of our Class A common stock and may adversely affect the market price of the shares of our Class A common stock.

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

•	prohibit stockholder action by written consent unless such action is recommended by all directors then in office;

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

As of December 30, 2017, we had 3.3 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access. By segment, our estimate of proven and probable reserves as of December 30, 2017 for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production.

		Tonnage of reserves for
		each general type of			Average years	Percent of
	Number of	aggregate			until depletion	reserves owned and
	producing		Sand and	Annual	at current	percent leased
Segment	quarries	Hard rock(1)	gravel(1)	production(1)	production(2)	Owned	Leased(3)
West	81	353,201	772,085	22,965	49	33%	67%
East	121	1,345,340	334,522	16,309	103	61%	39%
Cement	3	508,965	—	1,858	274	100%	—
Total	205	2,207,506	1,106,607	41,132

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.
(2)	Calculated based on total reserves divided by our average of 2017 and 2016 annual production
(3)	Lease terms range from monthly to on-going with an average lease expiry of 2024.

As of December 30, 2017, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	76	2	6	98	26
Leased	115	—	4	24	21
Partially owned and leased	14	—	—	—	4
Total	205	2	10	122	51

The following chart summarizes our production and distribution facilities by state as of December 30, 2017:

State	Sand & Gravel	Limestone	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arkansas	5	—	—	17	2	—	2
Colorado	33	1	—	9	7	—	6
Georgia	—	1	—	—	—	—	1
Idaho	4	—	—	3	—	—	2
Iowa	—	1	2	—	—	—	1
Kansas	9	28	—	17	6	3	14
Kentucky	1	18	—	10	14	—	9
Louisiana	—	—	3	—	—	—	1
Minnesota	—	—	2	—	—	—	—
Missouri	—	34	3	7	—	—	7
Nebraska	—	1	—	—	—	—	—
Nevada	1	—	—	2	—	—	—
New Mexico	1	—	—	—	—	—	—
North Carolina	4	—	—	—	—	—	2
Oklahoma	4	—	—	11	—	—	2
South Carolina	11	1	—	1	—	—	—
Tennessee	—	1	2	—	—	—	—
Texas	10	3	—	21	13	—	14
Utah	19	2	—	18	4	—	3
Virginia	—	9	—	4	4	—	3
Wisconsin	—	—	1	—	—	—	—
Wyoming	1	—	—	2	—	—	2
Total US	103	100	13	122	50	3	69
British Columbia, Canada	—	2	—	—	1	—	6
Total	103	102	13	122	51	3	75

*Other primarily consists of office space.

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

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, certain of the information regarding our executive officers required by Items 401(b) and (e) of Regulation S-K is hereby included in Part I of this report.

Thomas W. Hill,  62, President and Chief Executive Officer. Mr. Hill is the founder of Summit Materials and has been President and Chief Executive Officer since its inception. He has been a member of our Board of Directors since August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc. (“Oldcastle”), the North American arm of CRH plc, one of the world's leading construction materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association (“ARTBA”) from 2002 to 2004, during congressional consideration of the multi-year transportation bill “SAFETEA-LU.” Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA’s Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Thomas A. Beck, 60, Executive Vice President and Cement Division President. Mr. Beck joined the Company in May 2010 when the Company purchased a controlling interest in Continental Cement. Mr. Beck is Executive Vice President and Cement Division President, a position he has held since January 2013. He was a Senior Vice President with Continental Cement from 2005 to 2013 and its VP, Sales & Marketing, from l 996 to 2005. Mr. Beck also held various positions with Holnam (predecessor to Holcim (US) Inc.) from 1987 to 1996. Mr. Beck currently serves on the Executive Committee and is Vice Chairman of the Portland Cement Association and is active on several cement and concrete industry boards. Mr. Beck received a Bachelor of Science degree in Civil Engineering from the University of Illinois.

Anne Lee Benedict, 45, Executive Vice President, Chief Legal Officer and Secretary. Ms. Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher LLP, where she had practiced since 2000. Ms. Benedict's practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and corporate governance matters. Ms. Benedict received a Bachelor of Arts degree in English and Psychology from the University of Michigan and a Juris Doctor from the University of Pennsylvania Law School.

Michael J. Brady, 50, Executive Vice President and Chief Business Development Officer. Mr. Brady joined the Company in April 2009 after having been a Senior Vice President at CRH Plc’s U.S. subsidiary, Oldcastle, with overall responsibility for acquisitions and business development, having joined Oldcastle in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady received a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland and a Master of Business Administration degree from INSEAD in France.

M. Shane Evans, 47, Executive Vice President and West Division President. Mr. Evans joined the Company as West Region President in August 2010 with over 20 years of experience in the construction materials industry. Prior to joining the Company, Mr. Evans worked at Oldcastle for 12 years, most recently as a Division President. He started his career working in his family's construction and materials business where he held various operational and executive positions. Mr. Evans received a Bachelor of Science degree from Montana State University.

Brian J. Harris, 61, Executive Vice President and Chief Financial Officer. Mr. Harris joined the Company as Chief Financial Officer in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

Damian J. Murphy, 48, Executive Vice President and East Division President. Mr. Murphy joined the Company in August 2009 with over 20 years of experience in the construction materials and mining industries, working with both public and privately held companies. Prior to joining the Company, Mr. Murphy served roles as regional president and company president for Oldcastle starting in 2004. Prior to that Mr. Murphy served as vice president of Aggregate Industries' Rocky Mountain region, responsible for aggregates and hot mix asphalt production and sales. Before joining Aggregate Industries, Mr. Murphy worked in the mid-Atlantic for a top 10 privately held aggregate supplier and began his career in the industry in Europe. Mr. Murphy received a Bachelor of Engineering degree with a concentration in Minerals Engineering from the Cambome School of Mines/ Exeter University in the United Kingdom. Mr. Murphy is not related to Summit Inc. director John R. Murphy. Mr. Murphy will be leaving his role at the Company effective March 31, 2018.

Karl H. Watson Jr.,  53, Executive Vice President and Chief Operating Officer. Mr. Watson joined the Company in January 2018 with over 25 years of experience in the construction materials industry. From January 2017 to December 2017, Mr. Watson served as President, Cement & Southwest Ready Mix at Martin Marietta. Prior to joining Martin Marietta, Mr. Watson served in various leadership positions at CEMEX, and Rinker Group Ltd., an Australian building materials supplier that was acquired by CEMEX in 2007. From January 2016 to June 2016, Mr. Watson served as an advisor to CEMEX, where he was previously the President of CEMEX USA and Global Relation Manager, Network Leader, from 2011 to 2015. From 2008 to 2011, Mr. Watson served as President of CEMEX, Florida and CEMEX, East, USA. From 1988 to 2008, Mr. Watson served in various positions at Rinker Group Ltd., including, most recently, Regional President, Rinker Materials West from 2004 to 2008. Mr. Watson is currently on the board of directors of the Texas Aggregates & Concrete Association and on the executive committee of the Portland Cement Association where he served as the vice chairman from 2013 to 2015. Mr. Watson has received a Bachelor of Science degree in Business Administration from Palm Beach Atlantic University.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of February 7, 2018, there were five holders of record of our Class A common stock and 31 holders of record of our Class B common stock.

The above stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported by the NYSE from January 3, 2016, through December 30, 2017.

Year ended December 31, 2016	High	Low
First Quarter ended April 2, 2016	$20.14	$12.94
Second Quarter ended July 2, 2016	$22.69	$18.14
Third Quarter ended October 1, 2016	$22.39	$17.24
Fourth Quarter ended December 31, 2016	$24.72	$17.80

Year ended December 30, 2017	High	Low
First Quarter ended April 1, 2017	$26.09	$21.88
Second Quarter ended July 1, 2017	$28.87	$23.39
Third Quarter ended September 30, 2017	$32.04	$26.00
Fourth Quarter ended December 30, 2017	$32.59	$28.45

As of February 14, 2018, 100% of the outstanding limited liability company interests of Summit LLC were held by Summit Materials Intermediate Holdings, LLC, an indirect subsidiary of Summit Inc. There is no established public trading market for limited liability company interests of Summit LLC.

Dividends

On December 22, 2017 and December 28, 2016, Summit Inc. paid a stock dividend of 0.014 shares and 0.012 shares, respectively, of its Class A common stock for each then outstanding share of Class A common stock as of the applicable record dates. Summit Holdings makes cash distributions to Summit Holdings’ LP Unit holders to cover tax obligations arising from allocated taxable income. As an LP Unit holder, Summit Inc. received cash distributions from Summit Holdings in excess of the amount required to satisfy Summit Inc.’s tax obligations. In fiscal 2017 and 2016, Summit Inc. primarily used the excess cash of approximately $45.0 million and $26.9 million, respectively, to acquire newly-issued LP Units from Summit Holdings. The LP Units were purchased at a per unit price of $29.60 and $23.72, respectively, which is the volume weighted average price per share of the Class A common stock for the five trading days ended November 27, 2017 and December 1, 2016, respectively. Immaterial cash payments were made in lieu of fractional shares.

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

Summit Inc. is a holding company and has no material assets other than its ownership of LP Units. Should we decide to pay a cash dividend on our Class A common stock in the future, we anticipate funding this cash dividend by causing Summit Holdings to make distributions to Summit Inc. in an amount sufficient to cover such dividend, whereupon the other holders of LP Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited partnership interests. Because Summit Inc. must pay taxes and make payments under the TRA, any amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Summit Holdings to its partners on a per LP Unit basis.

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

Issuer Purchases of Equity Securities

During the quarter and year ended December 30, 2017, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 30, 2017.

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

The following tables set forth consolidated financial data for the five most recent years, derived from Summit Inc.’s and Summit LLC’s audited consolidated financial statements. The selected statements of operations data for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 and the selected balance sheet data as of December 30, 2017 and December 31, 2016 are derived from audited consolidated financial statements included elsewhere in this report. The selected statements of operations data for the years ended December 27, 2014 and December 28, 2013 and the selected balance sheet data as of January 2, 2016, December 27, 2014 and December 28, 2013 are derived from audited consolidated financial statements not included in this report.

Our fiscal year is based on a 52-53 week year with each quarter consisting of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years, including 2015. The additional week in the 53-week year was included in the fourth quarter. Historical results are not necessarily indicative of the results to be expected in the future.

Summit Materials, Inc.

	Year Ended
	December 30,	December 31,	January 2,	December 27,	December 28,
($ in thousands)	2017	2016	2016	2014	2013
Statement of Operations Data:
Total revenue	$1,932,575	$1,626,063	$1,432,297	$1,204,231	$916,201
Income (loss) from continuing operations	$125,777	$46,126	$(931)	$(6,353)	$(103,151)
Net income per share of Class A common stock:
Basic	$1.12	$0.52	$0.68
Diluted	$1.11	$0.52	$0.50
Balance Sheet Data (as of period end):
Total assets	3,787,333	2,781,466	2,396,179	1,712,653	1,237,680
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,835,375	1,540,250	1,296,750	1,040,670	695,890
Capital leases	35,723	39,314	44,822	31,210	8,026
Other Financial Data (as of period end):
Ratio of earnings to fixed charges(1)	2.0 x	1.6 x	0.8 x	0.8 x	N/A

(1)

The ratio of earnings to fixed charges is determined by dividing adjusted earnings, as calculated in Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges by $19.1 million, $14.0 million, and $107.5 million in fiscal 2015, 2014 and 2013, respectively.

Summit Materials, LLC

	Year Ended
	December 30,	December 31,	January 2,	December 27,	December 28,
(in thousands)	2017	2016	2016	2014	2013
Statement of Operations Data:
Total revenue	$1,932,575	$1,626,063	$1,432,297	$1,204,231	$916,201
Income (loss) from continuing operations	$134,041	$62,087	$(59)	$(6,353)	$(103,151)
Balance Sheet Data (as of period end):
Total assets	3,504,241	2,776,420	2,395,162	1,712,653	1,234,414
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,835,375	1,540,250	1,296,750	1,040,670	695,890
Capital leases	35,723	39,314	44,822	31,210	8,026
Other Financial Data (as of period end):
Ratio of earnings to fixed charges(1)	2.0 x	1.6 x	0.8 x	0.8 x	N/A

(1)

The ratio of earnings to fixed charges is determined by dividing adjusted earnings, as calculated in Exhibit 12.1 hereto, by fixed charges. Fixed charges consist of interest on indebtedness plus that portion of operating lease rentals representative of the interest factor (deemed to be 33% of operating lease rentals). Earnings were insufficient to cover fixed charges by $19.1 million, $14.0 million, and $107.5 million in fiscal 2015, 2014 and 2013, respectively.

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

Overview

We are one of the fastest growing construction materials companies in the United States, with a 111% increase in revenue between the year ended December 28, 2013 and the year ended December 30, 2017. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minneapolis to New Orleans. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement. We operate in 23 U.S. states and British Columbia, Canada.  Our highly experienced management team, led by our President and Chief Executive Officer, Tom Hill, who has over 35 years of industry experience, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and pricing discipline to improve profitability and cash flow.

We operate in 23 U.S. states and in British Columbia, Canada and currently have assets in 22 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including upward trends in highway obligations, housing starts and construction employment. All of these factors should result in increased construction activity in the private sector. However, construction activity is not consistent across the United States. Certain of our markets are showing solid growth, other markets, notably Kansas, have experienced a decrease.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintaining the existing infrastructure. The U.S. President and his administration have called for, among other things, an infrastructure stimulus plan. However, there is currently a lack of clarity around both the timing and details of any such infrastructure plan and the impact, if any, it or other proposed changes in law and regulations may have on our business.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 21%, 13%, 12% and 9%, respectively, of our total revenue in 2017. The following is a summary of key funding initiatives in those states:

•

According to the Texas Department of Transportation (“TXDOT”) total annual funding available for transportation infrastructure, including state and federal funding, is estimated to be approximately $10.3 billion in fiscal year 2018 (commencing September 1, 2017), increasing to $14.3 billion by fiscal year 2020.  Texas’ Unified Transportation Program plans for $70 billon to fund transportation projects from 2017 through 2026.

o

In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the State Highway Fund each year.  As of November 2017, TXDOT anticipates that funding from Proposition 1 for fiscal year 2018 will be in excess of $550 million, increasing to more than $800 million by fiscal year 2020.

o

In November 2015, voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the State Highway Fund. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the State Highway Fund.  As of November 2017, TXDOT anticipated that funding from Proposition 7 for fiscal year 2019 would be approximately $2.9 billion dollars, increasing to more than $4.7 billion by fiscal year 2020.

•

Utah’s transportation investment fund has $2.3 billion programmed for 2017 through 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for a number of projects that the Utah Transportation Commission already approved.

•

Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010. Kansas public spending in 2018 is expected to approximate 2017 levels, and may decrease below those levels in 2019 given austerity measures put into effect under the most recent gubernatorial administration.

•	Missouri’s Statewide Transportation Improved Program for 2017 through 2021 states that $4.0 billion is available for awards for highway and bridge construction.

The table below sets forth additional details regarding our four key states, including growth rates as compared to the U.S. as a whole:

			Projected Industry Growth by End Market
		Revenue by End Market(1)	2018 to 2020(2)
	Percentage of	Residential and
	Our Total	Nonresidential	Residential	Nonresidential
State	Revenue	Construction	Construction	Construction
Texas	21%	59%	4.0%	6.7%
Utah	13%	92%	6.5%	17.5%
Kansas	12%	52%	8.3%	5.2%
Missouri	9%	73%	11.6%	8.1%
Weighted average(3)			6.8%	9.2%
United States(2)			9.1%	5.5%

(1)	Percentages based on our revenue by state for the year ended December 30, 2017 and management’s estimates as to end markets.
(2)	Source: PCA
(3)	Calculated using a weighted average based on each state’s percentage contribution to our total revenue.

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of December 30, 2017 and December 31, 2016, our long-term borrowings, including the current portion, totaled $1.8 billion and $1.5 billion. In addition, our cash flows provided by operating activities was $292.2 million in the year ended December 30, 2017. Our senior secured revolving credit facility, which has maximum availability of $235.0 million, of which $218.9 million is currently available to us after deducting $16.1 million of outstanding letters of credit has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of December 30, 2017.

Financial Highlights—Year Ended December 30, 2017

The principal factors in evaluating our financial condition and operating results for the year ended December 30, 2017 are:

•	Net revenue increased $264.1 million in 2017, as a result of pricing and volume increases across our product lines, which includes contributions from our acquisitions.

•

Our operating income increased $66.2 million in 2017, primarily due to increases in net revenue from acquisitions, and to a lesser extent, organic growth, partially offset by increases in the related costs of revenue. Our general and administrative expenses in 2017 are lower than the comparable periods in 2016. Our 2016 results included $37.3 million of stock-based compensation charges related to the modification of LP Units and stock options that had been granted prior to our IPO. Excluding those one time equity modification expenses, our general and administrative expenses are essentially flat as a percentage of net revenue.

•	We paid $374.9 million in cash for 14 acquisitions, net of cash acquired.

•	In June 2017, we issued $300.0 million of 5 1/8% senior notes due June 1, 2025 (the “2025 Notes”), resulting in proceeds of $295.4 million, net of related fees and expenses.

•	In January 2017, we raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share.

•

For the year ended December 30, 2017, we recorded an income tax benefit of $284.0 million, primarily due to a $532.0 million reduction of our valuation allowance against our deferred tax assets during 2017, offset by a reduction in the carrying value of our deferred tax assets of $235.2 million in the fourth quarter of 2017 as a result of Tax Cuts and Jobs Act of 2017 (the “TCJA”).

•

As those deferred tax assets referred to above were also subject to our TRA, we recorded TRA expense of $271.0 million of which $501.8 million was in the third quarter of 2017 when we released our valuation allowance, offset by a reduction in the fourth quarter of 2017 in our estimated TRA liability of $216.9 million primarily due to the reduced federal corporate tax rate.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing a total of 14 acquisitions in 2017, of which six were in the West segment and eight were in the East segment.

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

Operating Costs and Expenses

The key components of our operating costs and expenses consist of the following:

Cost of Revenue (excluding items shown separately)

Cost of revenue consists of all production and delivery costs and primarily includes labor, repair and maintenance, utilities, raw materials, fuel, transportation, subcontractor costs, royalties and other direct costs incurred in the production and delivery of our products and services. Our cost of revenue is directly affected by fluctuations in commodity energy prices, primarily diesel fuel, liquid asphalt and other petroleum-based resources. As a result, our operating profit margins can be significantly affected by changes in the underlying cost of certain raw materials if they are not recovered through corresponding changes in revenue. We attempt to limit our exposure to changes in commodity energy prices by entering into forward purchase commitments when appropriate. In addition, we have sales price adjustment provisions that provide for adjustments based on fluctuations outside a limited range in certain energy-related production costs. These provisions are in place for most of our public infrastructure contracts, and we seek to include similar price adjustment provisions in our private contracts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel costs, including stock-based compensation charges, for our sales and marketing, administration, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, travel, insurance, rental costs, property taxes and other corporate and overhead expenses.

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

Operating income (loss) reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs, as a percentage of revenue, to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business.  Our transaction costs fluctuate with the level acquisition activity each year.

The table below includes revenue and operating income (loss) by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, taxes and other income / expense.

	Year ended
	December 30, 2017		December 31, 2016		January 2, 2016
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$998,843	$130,334	$813,682	$100,659	$804,503	$96,498
East	629,919	67,739	531,294	65,424	432,310	49,445
Cement	303,813	89,360	281,087	82,521	195,484	64,950
Corporate (1)	—	(66,556)	—	(93,942)	—	(75,869)
Total	$1,932,575	$220,877	$1,626,063	$154,662	$1,432,297	$135,024

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2017	2016	2015
(in thousands)
Net revenue	$1,752,409	$1,488,274	$1,289,966
Delivery and subcontract revenue	180,166	137,789	142,331
Total revenue	1,932,575	1,626,063	1,432,297
Cost of revenue (excluding items shown separately below)	1,281,777	1,071,792	990,262
General and administrative expenses	242,670	243,512	177,769
Depreciation, depletion, amortization and accretion	179,518	149,300	119,723
Transaction costs	7,733	6,797	9,519
Operating income	220,877	154,662	135,024
Interest expense (1)	108,549	97,536	84,629
Loss on debt financings	4,815	—	71,631
Tax receivable agreement expense (1)	271,016	14,938	—
Other (income) expense, net	(5,303)	1,361	(2,042)
(Loss) income from operations before taxes (1)	(158,200)	40,827	(19,194)
Income tax benefit	(283,977)	(5,299)	(18,263)
Income (loss) from continuing operations	125,777	46,126	(931)
Income from discontinued operations	—	—	(2,415)
Net income (1)	$125,777	$46,126	$1,484

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries, which was $8.3 million, $16.0 million and $0.9 million less than Summit LLC and its subsidiaries in the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively and are thus excluded from Summit LLC’s consolidated net income.

Fiscal Year 2017 Compared to 2016

($ in thousands)	2017	2016	Variance
Net revenue	$1,752,409	$1,488,274	$264,135	17.7%
Operating income	220,877	154,662	66,215	42.8%
Operating margin percentage	12.6%	10.4%
Adjusted EBITDA (1)	$435,777	$371,347	$64,430	17.4%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the definition of and the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue increased $264.1 million for the year ended December 30, 2017, primarily resulting from our acquisition program. Of the increase in net revenue, $80.5 million was from increased sales of materials, $146.4 million was from increased sales of products and $37.2 million was from increased service revenue. We generated organic volume growth in our aggregates, cement and asphalt lines of business in 2017 over the prior year. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

For the year ended December 30, 2017, our net revenue growth was $212.1 million and $52.0 million from acquisitions and organic revenue, respectively. Operating income increased by $66.2 million in 2017 as compared to 2016 as a result of a decrease in our general administrative expenses items referred to above, offset by an increase in our depreciation, depletion, amortization and accretion, and transaction costs. In 2017, we recognized $21.1 million of stock-based compensation compared to $49.9 million in 2016, of which $37.3 million were charges associated with certain LP Units exchanged and options granted at the time of the IPO for which the performance metrics were met or waived. Our depreciation, depletion, amortization and accretion increased $30.2 million largely due to acquisitions completed in 2017 and 2016.

Our operating margin percentage improved from 10.4% to 12.6% for the year ended December 30, 2017, due to pricing on materials and cement volume growth. Adjusted EBITDA, as defined below, increased by $64.4 million in the year ended December 30, 2017 as compared to the year ended December 31, 2016.

During 2017 and 2016, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 2, 2016 (1)	52,402,692	50,275,825	102,678,517	51.0%
Issuance of Class A shares	1,038	-	1,038
Exchanges during period	45,124,528	(45,124,528)	-
Other equity transactions	26,020	-	26,020
Balance — December 31, 2016 (1)	97,554,278	5,151,297	102,705,575	95.0%
January 2017 public offering	10,000,000	-	10,000,000
Exchanges during period	1,461,677	(1,461,677)	-
Other equity transactions	1,334,639	-	1,334,639
Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%

(1)

The January 2, 2016 balance of Summit Inc. Class A Shares of 52,402,692 is shown to reflect the retroactive application of 1,135,692 and 1,521,056 shares of Class A common stock issued as a stock dividend on December 28, 2016 and December 22, 2017, respectively.  The December 31, 2016 balance of Summit Inc. Class A Shares of

97,554,278 is shown to reflect the retroactive application of 1,521,056 shares of Class A common stock issued as a stock dividend on December 22, 2017.

During 2016, a significant number of LP Units were exchanged for shares of Class A common stock. As a result, the ownership percentage of the noncontrolling interest decreased from 49.0% as of January 2, 2016 to 5.0% as of December 31, 2016. Although LP Units continued to be exchanged for shares of Class A common stock during 2017, the change in the ownership percentage of the noncontrolling interest was from 5.0% at the beginning of 2017 to 3.2% as of December 30, 2017. As a result of this exchange activity in 2017 and 2016, although net income increased by $79.7 million for the year ended December 30, 2017, the amount of net income attributable to Summit Holdings decreased from $9.3 million in 2016 to $4.0 million in 2017.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

($ in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$415,873	$355,617	$60,256	16.9%
Cement	286,360	256,046	30,314	11.8%
Ready-mix concrete	493,089	396,597	96,492	24.3%
Asphalt	307,654	263,652	44,002	16.7%
Paving and related services	599,378	502,458	96,920	19.3%
Other	(169,779)	(148,307)	(21,472)	(14.5)%
Total revenue	$1,932,575	$1,626,063	$306,512	18.8%

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended December 30, 2017 and December 31, 2016 were as follows:

	2017		2016
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	41,712	$9.97	36,092	$9.85	15.6%	1.2%
Cement	2,547	112.42	2,357	108.63	8.1%	3.5%
Ready-mix concrete	4,680	105.37	3,823	103.74	22.4%	1.6%
Asphalt	5,263	54.19	4,359	54.74	20.7%	(1.0)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $60.3 million for the year ended December 30, 2017, primarily due to increased volumes. Aggregate volumes were positively affected by the acquisitions completed in late 2016 and 2017, together with broad based growth in most of our markets, partially offset by declines in our Missouri and Houston markets. Organic aggregate volumes increased 3.4% in 2017 as compared to the prior year primarily from Austin, northeast Texas and Utah, offset by a decline in Houston, Texas. In Houston, 2017 volumes were affected by temporary disruptions related to Hurricane Harvey.  Aggregate pricing of $9.97 per ton slightly increased compared to 2016.

Revenue from cement increased $30.3 million in the year ended December 30, 2017, due primarily to increased volume and improved average selling price. Our organic cement volumes increased 5.8% due to increased volumes to our existing customers. During 2017, pricing for cement improved by 3.5% to $112.42 per ton, primarily resulting from price increases implemented in early 2017.

Revenue from ready-mix concrete increased $96.5 million for the year ended December 30, 2017, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $105.37 per cubic yard ton in 2017 increased slightly as compared to 2016.

Revenue from asphalt increased $44.0 million for the year ended December 30, 2017. Our organic asphalt volumes increased 10.9% with the balance of the increased volumes coming from acquisitions. Our revenue in Austin, Texas, was higher in 2017 as an aggressive competitor impacted our paving and related services revenue in 2016. In 2017, our marketing efforts were able to improve our market share over 2016 levels in the Austin market.

Other Financial Information

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able deduct may also be limited in future years.  As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets by $216.9 million to reflect the revised federal statutory rate and other state statutory rates which will be in effect at the time those deferred tax assets are expected to be realized. Further, we evaluated the realizability of our net operating loss carryforwards, and determined a valuation allowance of $1.7 million was still appropriate as of December 30, 2017. The TCJA contains many provisions which will be clarified through new regulations expected to be issued during 2018. As of December 30, 2017, we have not completed the accounting for the tax effects of the TCJA; however, we have made reasonable estimates on our existing deferred tax balances, as permitted by Staff Accounting Bulletin 118 issued by the SEC on December 22, 2017. In addition, we expect the states to consider new statutory provisions related to the enactment of the TCJA during 2018 as well. We will record the impact, if any, of any newly issued regulations, as well as clarifications of the TCJA, as a discrete adjustment to our income tax provision in 2018.

Tax Receivable Agreement Expense

Our TRA expense for the year ended December 30, 2017 was $271.0 million as compared to $14.9 million in the year ended December 31, 2016.  In the third quarter of 2017, based on a release of the valuation allowance related to the TRA deferred tax assets discussed below, we further determined payment of those benefits has become probable under our TRA agreement.  As a result, in the third quarter of 2017, we recorded $501.8 million of TRA expense as our estimate of the realization of our deferred tax assets subject to the TRA had become more likely than not. In the fourth quarter of 2017, after the enactment of the TCJA and other exchanges and adjustments, our estimated liability under the TRA was reduced by $216.9 million primarily due to a decrease in the federal corporate tax rate. This reduction in our TRA liability was recorded as a reduction in our TRA expense during the fourth quarter 2017.

Income Tax Benefit

Our income tax benefit was $284.0 million for the year ended December 30, 2017 as compared to income tax benefit of $5.3 million for the year ended December 31, 2016. We recorded an income tax benefit of $498.3 million in the three months ended September 30, 2017 primarily related to the release of the valuation allowance against our deferred tax assets as discussed below. In the fourth quarter of 2017, we recorded deferred income expense of $216.9 million related to the reduction in carrying value of our deferred tax assets as a result of the decreased federal corporate tax rate as enacted by the TCJA and other state effective rate changes. Our effective income tax rate was higher in 2017 as compared to 2016 primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense, the statutory rate change resulting from the TCJA and depletion in excess of U.S. GAAP depletion recognized for the year ended December 30, 2017. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) changes in statutory tax rates, (3) deductions related to TRA expense, (4) tax depletion expense in excess of the expense recorded under U.S. GAAP, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that are scheduled to expire in the near future. Due to our limited operating history as of December 31, 2016, during which we incurred only a small amount of pre-tax income over the previous three years, as well as our acquisitive business strategy, after considering both positive and negative evidence, we concluded that it was not more likely than not that we would fully realize those deferred tax assets, and therefore recorded a partial valuation allowance against those deferred tax assets as of December 31, 2016. However, the amount of cumulative income increased significantly during the year ended December 30, 2017 and we expect to generate additional income in 2018 and for the foreseeable future that will allow us to utilize the deferred tax assets. As a result of this significant positive evidence, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance in the third quarter of 2017. The Company updated the analysis as of December 30, 2017. Further, the remaining valuation allowance was adjusted for the impact of the TCJA on certain net operating loss deferred tax assets within the C corporation entities that the Company does not expect to be realized.

As of December 30, 2017 and December 31, 2016, Summit Inc. had a valuation allowance of $1.7 million and $502.8 million, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2017	2016	Variance
Net revenue	$899,992	$736,573	$163,419	22.2%
Operating income	130,334	100,659	29,675	29.5%
Operating margin percentage	14.5%	13.7%
Adjusted EBITDA (1)	$203,590	$167,434	$36,156	21.6%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the West segment increased $163.4 million for the year ended December 30, 2017, primarily due to incremental revenue from acquisitions. Net revenue growth from acquisitions in 2017 increased $131.7 million, with the balance attributable to organic operations.

The West segment’s operating income improved $29.7 million and Adjusted EBITDA improved $36.2 million in 2017. The improvement in West segment operating income and Adjusted EBITDA was primarily due to improved organic volume growth in aggregates and asphalt, as well as contributions from the acquisitions mentioned above. The operating margin percentage in the West segment increased slightly in 2017 to 14.5% as compared to 13.7% in 2016, despite the impact of Hurricane Harvey, due to the same factors mentioned above. Those same factors also contributed to similar improvements in net revenue, operating income and Adjusted EBITDA in the respective year ends.

Gross revenue by product/ service was as follows:

($ in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$191,851	$159,824	$32,027	20.0%
Ready-mix concrete	362,042	294,961	67,081	22.7%
Asphalt	214,561	182,739	31,822	17.4%
Paving and related services	375,036	314,079	60,957	19.4%
Other	(144,647)	(137,921)	(6,726)	(4.9)%
Total revenue	$998,843	$813,682	$185,161	22.8%

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in 2017 from 2016 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	18.3%	1.4%
Ready-mix concrete	20.6%	1.8%
Asphalt	22.8%	(1.7)%

Gross revenue from aggregates in the West segment increased $32.0 million in 2017, primarily due to an increase in volumes. Aggregates volume increased in 2017 mainly due acquisitions occurring in 2016, as well as organic growth in Austin, Texas and Vancouver, British Columbia, partially offset by a decrease in organic volumes in Houston resulting from the impact of Hurricane Harvey. Aggregates pricing in 2017 remained consistent with 2016.

Revenue from ready-mix concrete in the West segment increased $67.1 million in 2017, primarily as a result of acquisitions.

Revenue from asphalt in the West segment increased $31.8 million in 2017, primarily due to higher volumes partially offset by slightly lower pricing. Organic asphalt volumes increased 10.0% due to improvement in our Austin, Texas market in 2017.  In 2017, asphalt pricing decreased consistent with lower input prices. Revenue for paving and related services in the West segment increased by $61.0 million in 2017 due to organic growth and acquisitions.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 30, 2017 was approximately $126.3 million and $4.6 million, respectively.

Our Houston operations were negatively impacted by Hurricane Harvey in the third and fourth quarters of 2017. After temporary interruptions, our operations have resumed. We expect our volumes in the Houston area to return to normal levels in the future. Our Austin business operates a liquid asphalt terminal in the Houston area which was also damaged by Hurricane Harvey. The terminal will be shut down until mid-2018 while undergoing significant repairs. We have received proceeds from claims for damaged property, plant and equipment, and are in the process of filing additional claims under our business interruption policy.

Our reporting unit based in Austin, Texas, has seen new market entrants, one of which aggressively sought market share, which negatively impacted Adjusted EBITDA in the West segment in 2016. Our efforts to improve our profitability in that area are showing positive results in 2017, as organic volume growth occurred in 2017 as compared to the prior year.

East Segment

($ in thousands)	2017	2016	Variance
Net revenue	$548,604	$470,614	$77,990	16.6%
Operating income	67,739	65,424	2,315	3.5%
Operating margin percentage	12.3%	13.9%
Adjusted EBITDA (1)	$139,108	$126,007	$13,101	10.4%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment increased $78.0 million for the year ended December 30, 2017, primarily due to acquisitions contributing $74.0 million and organic growth of $4.0 million.

Operating income increased $2.3 million and Adjusted EBITDA improved $13.1 million in 2017, due to increased pricing and acquisitions.

Operating margin percentage for the year ended December 30, 2017 decreased to 12.3% from 13.9% in the prior year, as revenue from paving and related services, which generally have lower operating margins than materials and products, accounted for about a third of our gross revenue increase, as well as the other factors mentioned above.

Gross revenue by product/ service was as follows:

($ in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$224,022	$195,793	$28,229	14.4%
Ready-mix concrete	131,047	101,636	29,411	28.9%
Asphalt	93,093	80,913	12,180	15.1%
Paving and related services	224,342	188,379	35,963	19.1%
Other	(42,585)	(35,427)	(7,158)	(20.2)%
Total revenue	$629,919	$531,294	$98,625	18.6%

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2017 from 2016 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	13.0%	1.3%
Ready-mix concrete	27.9%	0.8%
Asphalt	16.4%	0.1%

Gross revenue from aggregates in the East segment increased $28.2 million in 2017, due primarily to acquisitions. Aggregate volumes in 2017 increased 13.0%, primarily as a result of those acquisitions. Aggregates pricing increased in 2017 as a result of a shift in product mix.

Revenue from ready-mix concrete in the East segment increased $29.4 million in 2017, primarily as a result of the acquisitions mentioned above. In 2017, ready-mix volumes increased due to acquisitions, offset by an organic volumes decline of 8.0%.

Revenue from asphalt increased $12.2 million in 2017, due to an increase in asphalt volumes, offset by pricing decline, primarily in the Kentucky and Kansas markets. The $36.0 million increase in paving and related service revenue in 2017 was primarily a result of acquisitions in Kansas and Virginia.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 30, 2017 was approximately $66.4 million and $3.5 million, respectively.

Cement Segment

($ in thousands)	2017	2016	Variance
Net revenue	$303,813	$281,087	$22,726	8.1%
Operating income	89,360	82,521	6,839	8.3%
Operating margin percentage	29.4%	29.4%
Adjusted EBITDA (1)	$127,547	$112,991	$14,556	12.9%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment increased $22.7 million for the year ended December 30, 2017, primarily due to organic growth within existing operations and the acquisition of two cement terminal operations located in Port Allen and LaPlace, Louisiana, which contributed incremental net revenue of $6.4 million in 2017.

The Cement segment’s operating income improved $6.8 million and Adjusted EBITDA improved $14.6 million in 2017. The increase in operating income and Adjusted EBITDA was primarily due to increased organic cement volumes and pricing. Continued production efficiencies and price improvement grew operating margins, but this improvement was offset by a higher cost basis on purchased cement needed to satisfy the higher demand, resulting in consistent operating margins for the year ended December 30, 2017 when compared to 2016.

Gross revenue by product was as follows:

($ in thousands)	2017	2016	Variance
Revenue by product*:
Cement	$286,360	$256,046	$30,314	11.8%
Other	17,453	25,041	(7,588)	(30.3)%
Total revenue	$303,813	$281,087	$22,726	8.1%

*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2017 from 2016 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	8.1%	3.5%

Revenue from cement increased $30.3 million in 2017, due primarily to increased organic cement volumes and pricing. In 2017, organic cement volumes and pricing increased 5.8% and 3.3%, respectively, with the remainder of the increase due to the acquisition of two cement terminal operations in 2016.

Fiscal Year 2016 Compared to 2015

($ in thousands)	2016	2015	Variance
Net revenue	$1,488,274	$1,289,966	$198,308	15.4%
Operating income	154,662	135,024	19,638	14.5%
Operating margin percentage	10.4%	10.5%
Adjusted EBITDA	$371,347	$287,528	$83,819	29.2%

Net revenue increased $198.3 million for the year ended December 31, 2016, of which $128.2 million was from increased sales of materials, $51.0 million was from increased sales of products and $19.1 million was from increased service revenue. We had volume growth in our aggregates, cement and ready-mix concrete lines of business, driven by our 2016 and 2015 acquisitions. Excluding the cement segment, for the year ended December 31, 2016, $182.3 million of the net revenue growth was from acquisitions, partially offset by a $69.6 million reduction in organic revenue. Organic revenue growth is defined as incremental revenue that was not derived from acquisitions. For the year ended December 31, 2016, approximately $85.6 million of the revenue growth was attributable to our cement operations. In July 2015, we acquired the Davenport Assets, which were immediately integrated with our existing cement operations such that it is impracticable to bifurcate growth in the segment between organic and acquisition growth.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Aggregates	$355,617	$296,960	$58,657	19.8%
Cement	256,046	173,845	82,201	47.3%
Ready-mix concrete	396,597	350,554	46,043	13.1%
Asphalt	263,652	292,193	(28,541)	(9.8)%
Paving and related services	502,458	504,459	(2,001)	(0.4)%
Other	(148,307)	(185,714)	37,407	20.1%
Total revenue	$1,626,063	$1,432,297	$193,766	13.5%

*       Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Gross revenue for paving and related services decreased $2.0 million for the year ended December 31, 2016. This decrease was primarily due to declines in the Austin, Texas market. The economy in Austin, Texas attracted a new aggressive entrant in 2016 who attracted a number of our employees, which has collectively resulted in a decrease in our paving and related services revenue as compared to 2015 levels.

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

Aggregates volumes were positively affected by the 2016 and 2015 acquisitions as well as strength in the Kansas and South Carolina markets. This growth was partially offset by declines in the British Columbia and Austin and Houston, Texas markets. The decline in aggregate volumes in British Columbia was the result of a large sand river project that has been completed in 2015. Sand is a lower-priced, lower-margin product as compared to hard rocks. In Austin, Texas, a new aggressive competitor contributed to the decrease in our paving and related services revenue, in addition to the upstream aggregate and asphalt products. In Houston, Texas, volumes were affected by flooding during 2016. We had strong aggregates price increases across our markets, which would have been greater absent the effect from the U.S./Canadian exchange rate. The U.S. dollar was stronger as compared to the Canadian dollar for the year ended December 31, 2016. Absent the effect of foreign currency fluctuations, aggregates pricing would have increased 7.5% for the year ended December 31, 2016.

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

The flat asphalt volumes for the year ended December 31, 2016 from the year ended January 2, 2016 resulted from declines in the Austin, Texas, Wichita, Kansas and Kentucky markets, offset by increases from the 2016 and 2015 acquisitions. The decrease in Wichita, Kansas was primarily due to a shift in state work away from asphalt paving in that market. The decrease in Kentucky was primarily due to a decreased level of state contracts for the fiscal year. Asphalt pricing decreased primarily due to lower input prices. Prior to eliminations, the net increase from these volume and pricing changes on gross revenue for the year ended December 31, 2016 was approximately $138.4 million and $20.1 million, respectively.

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

(3)	In the year ended December 31, 2016, we did not have any IPO related costs compared to $28.3 million in the year ended January 2, 2016.
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

Income Tax Benefit

The income tax benefit decreased $13.0 million for the year ended December 31, 2016, due to the tax benefit associated with the loss on debt financings that was recognized in our C corporation subsidiaries in the year ended January 2, 2016.

Segment Results of Operations

West Segment

($ in thousands)	2016	2015	Variance
Net revenue	$736,573	$719,485	$17,088	2.4%
Operating income	100,659	96,498	4,161	4.3%
Operating margin percentage	13.7%	13.4%
Adjusted EBITDA	$167,434	$150,764	$16,670	11.1%

The West segment’s net revenue increased 2.4% due to 2016 and 2015 acquisitions. Incremental net revenue from acquisitions totaled $66.0 million and organic net revenue decreased $48.9 million, $36.8 million of which occurred in our Austin, Texas operations. Gross revenue by product/service was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Aggregates	$159,824	$156,873	$2,951	1.9%
Ready-mix concrete	294,961	266,210	28,751	10.8%
Asphalt	182,739	194,155	(11,416)	(5.9)%
Paving and related services	314,079	315,573	(1,494)	(0.5)%
Other	(137,921)	(128,308)	(9,613)	(7.5)%
Total revenue	$813,682	$804,503	$9,179	1.1%

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

The West segment’s operating income increased $4.3 million in 2016 and Adjusted EBITDA improved $16.7 million. The improvement was driven by acquisitions, partially offset by a decline in the British Columbia and Austin and Houston, Texas operations. Operating margin for the year ended December 31, 2016 was relatively flat from 13.4% to 13.7% for the year ended January 2, 2016.

East Segment

($ in thousands)	2016	2015	Variance
Net revenue	$470,614	$374,997	$95,617	25.5%
Operating income	65,424	49,445	15,979	32.3%
Operating margin percentage	13.9%	13.2%
Adjusted EBITDA	$126,007	$92,303	$33,704	36.5%

The East segment’s net revenue increased 25.5% in 2016 due to acquisitions. Incremental net revenue from acquisitions totaled $116.3 million and organic net revenue decreased $20.7 million. Gross revenue by product/service was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Aggregates	$195,793	$140,087	$55,706	39.8%
Ready-mix concrete	101,636	84,344	17,292	20.5%
Asphalt	80,913	98,038	(17,125)	(17.5)%
Paving and related services	188,379	188,886	(507)	(0.3)%
Other	(35,427)	(79,045)	43,618	55.2%
Total revenue	$531,294	$432,310	$98,984	22.9%

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

Aggregates volumes in 2016 increased 32.5% as a result of the 2016 acquisitions in Kansas, Virginia, and the Carolinas. Aggregates pricing increased as a result of an improved market and shift in product mix. Ready-mix concrete volumes improved in Kansas and Missouri and pricing increased across the East segment’s markets. Asphalt volumes decreased in Kentucky and Wichita, Kansas, as discussed above. Asphalt pricing decreased due to lower input costs. Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in 2016 was approximately $51.2 million and $4.6 million, respectively.

The East segment’s operating income increased $16.0 million in 2016 and Adjusted EBITDA improved $33.7 million. Operating margin for the year ended December 31, 2016 was 13.9% and was relatively consistent with 13.2% for the year ended January 2, 2016.

Cement Segment

($ in thousands)	2016	2015	Variance
Net revenue	$281,087	$195,484	$85,603	43.8%
Operating income	82,521	64,950	17,571	27.1%
Operating margin percentage	29.4%	33.2%
Adjusted EBITDA	$112,991	$74,845	$38,146	51.0%

Net revenue in the Cement segment increased $85.6 million in 2016 primarily as a result of the acquisition of the Davenport Assets in July 2015. Gross revenue by product/service was as follows:

(in thousands)	2016	2015	Variance
Revenue by product*:
Cement	$256,046	$173,845	$82,201	47.3%
Other	25,041	21,639	3,402	15.7%
Total revenue	$281,087	$195,484	$85,603	43.8%

*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2016 from 2015 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	37.0%	7.5%

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

The Cement segment’s operating income increased $17.3 million in 2016 and Adjusted EBITDA improved $38.1 million. Operating margin for the year ended December 31, 2016 decreased from 33.0% for the year ended January 2, 2016 to 29.1%, which was attributable to the following:

Operating margin—2015	33.0%
Gain on disposal of Bettendorf assets(1)	(8.5)%
Price improvements(2)	4.9%
Other	(0.3)%
Operating margin—2016	29.1%

(1)

In the year ended January 2, 2016, we recognized a net $16.6 million gain on the cement terminal and related assets in Bettendorf, Iowa, which were part of the purchase consideration paid to acquire the Davenport Assets.

(2)	Cement prices increased 7.5% in 2016, resulting in $13.9 million of additional revenue for the year ended December 31, 2016.

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

As of December 30, 2017, we had $383.6 million in cash and working capital of $533.6 million as compared to cash and working capital of $143.4 million and $244.4 million, respectively, at December 31, 2016. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of December 30, 2017 or December 31, 2016.

Our remaining borrowing capacity on our $235 million senior secured revolving credit facility as of December 30, 2017 was $218.9 million, which is net of $16.1 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

As market conditions warrant we may, from time to time, seek to purchase our outstanding debt securities or loans, including Senior Notes and borrowings under our senior secured credit facilities. Such transactions could be privately negotiated, open market transactions, tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

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

For the years ended December 30, 2017 and December 31, 2016, our Consolidated First Lien Net Leverage Ratio was 0.64 to 1.00 and 1.40 to 1.00, respectively, based on consolidated first lien net debt of $287.5 million and $536.9 million as of December 30, 2017 and December 31, 2016, respectively, divided by Further Adjusted EBITDA of $452.7 million and $382.4 million for the years ended December 30, 2017 and December 31, 2016, respectively. As of December 30, 2017 and December 31, 2016, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2017	2016	2015
Net income	$125,777	$46,126	$1,484
Interest expense	108,549	97,536	84,629
Income tax benefit	(283,977)	(5,299)	(18,263)
Depreciation, depletion, and amortization	177,643	147,736	118,321
EBITDA	$127,992	$286,099	$186,171
Accretion	1,875	1,564	1,402
IPO/Legacy equity modification costs(a)	—	37,257	28,296
Loss on debt financings	4,815	—	71,631
Tax receivable agreement expense	271,016	14,938	—
Income from discontinued operations(b)	—	—	(2,415)
Transaction costs(c)	7,733	6,797	9,519
Management fees and expenses(d)	—	(1,379)	1,046
Non-cash compensation(e)	21,140	12,683	5,448
Other(f)	1,206	13,388	(13,570)
Adjusted EBITDA	$435,777	$371,347	$287,528
EBITDA for certain acquisitions(g)	16,919	11,074	20,450
Further Adjusted EBITDA	$452,696	$382,421	$307,978

(a)

The 2016 results included $49.9 million of stock-based compensation charges in general and administrative expenses. Prior to the IPO, certain investors had equity in the company that vested only if performance objectives of either a 1.75 or 3.00 times return on the initial investment by investment funds associated with or designated by The Blackstone Group L.P. and its affiliates (“Blackstone”) were met. At the IPO Date, this equity converted to LP Units and stock options. Prior to 2016, we did not recognize any expense associated with these awards as achievement of the multiples was not deemed probable. The 1.75 times return threshold was met following completion of Blackstone’s secondary offering of shares of our Class A common stock on July 19, 2016 and, in

August 2016, our board of directors waived the 3.00 times return threshold. As a result, in 2016, we recognized $37.3 million of cumulative catch up expense from the IPO date through September 2016. We will continue to recognize expense on the options over the remaining 4-year vesting period. The 2015 results included $28.3 million of costs associated with Summit Inc.’s IPO.

(b)	Represents certain paving operations and railroad construction and repair operations we have exited.
(c)	Represents the transaction expenses associated with closed and probable acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions.

(d)	Represents certain fees paid and expenses reimbursed to affiliates of our former private equity sponsors.

(e)	Represents non-cash equity-based compensation granted to employees.

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

(g)

Under the terms of our credit facilities, we include EBITDA from our acquisitions in each fiscal year for periods prior to acquisition. We believe this provides our lenders with a more meaningful view of our EBITDA across all periods by making the information more comparable.

At December 30, 2017 and December 31, 2016, $1.8 billion and $1.5 billion, respectively, of total debt were outstanding under our respective debt agreements. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, which, among other things, reduced the applicable margin in respect of the $640.3 million outstanding principal amount of term loans thereunder. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder.

On June 1, 2017, the Issuers issued $300.0 million in aggregate principal amount of 5 1/8% senior notes due June 1, 2025. The 2025 Notes were issued at par value, resulting in proceeds of $295.4 million, net of related fees and expenses. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 2022 Notes. The 2022 Notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016. The net proceeds of the 2022 Notes were used to fund the acquisition of Boxley Materials Company, replenish cash used for the acquisition of American Materials Company and pay expenses incurred therewith.

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

Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.			Summit LLC
(in thousands)	2017	2016	2015	2017	2016	2015
Net cash provided by (used for):
Operating activities	$292,183	$244,863	$98,203	$295,132	$244,877	$98,203
Investing activities	(552,475)	(470,652)	(584,347)	(552,475)	(470,652)	(584,347)
Financing activities	499,755	182,707	660,337	497,526	182,990	659,320

Operating Activities

During the year ended December 30, 2017, cash provided by operating activities was $292.2 million primarily as a result of:

•

Net income of $125.8 million, adjusted for $81.1 million of non-cash expenses, including $193.1 million of depreciation, depletion, amortization and accretion, $21.1 million of share-based compensation and $289.2 million of change in deferred tax asset, net.

•	Billed and unbilled accounts receivable increased by $5.5 million in fiscal 2017 as a result of increased revenue from our acquisitions as compared to fiscal 2016.

•	Tax receivable agreement liability increased $273.2 million as noted above.

•

The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $96.3 million of interest payments in 2017.

During the year ended December 31, 2016, cash provided by operating activities was $244.9 million primarily as a result of:

•

Net income of $46.1 million, adjusted for $201.9 million of non-cash expenses, including $160.6 million of depreciation, depletion, amortization and accretion and $49.9 million of share-based compensation.

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

Investing Activities

During the year ended December 30, 2017, cash used for investing activities was $552.5 million, of which $374.9 million related to the 14 acquisitions completed in the period and $194.1 million was invested in capital expenditures, which was partially offset by $17.1 million of proceeds from asset sales.

During the year ended December 31, 2016, cash used for investing activities was $470.7 million, of which $337.0 million related to the nine acquisitions completed in the period and $153.5 million was invested in capital expenditures, which was partially offset by $16.9 million of proceeds from asset sales.

During the year ended January 2, 2016, cash used for investing activities was $584.3 million, of which $510.0 million related to the 2015 acquisitions. In addition, we invested $89.0 million in capital expenditures, partially offset by $13.1 million of proceeds from asset sales.

Financing Activities

During the year ended December 30, 2017, cash provided by financing activities was $499.8 million, which was primarily composed of $237.6 million of net proceeds from the January 2017 issuance of 10,000,000 shares of Class A common stock and $295.4 million of proceeds from the 2025 Notes, net of related fees and expenses. We made $34.7 million of payments on acquisition related liabilities, and $16.4 million in debt payments.

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

Cash Paid for Capital Expenditures

We expended approximately $194.1 million in capital expenditures for the year ended December 30, 2017 compared to $153.5 million and $89.0 million in the years ended December 31, 2016 and January 2, 2016, respectively.

We estimate that we will invest between $210.0 million and $225.0 million in capital expenditures in 2018, which we expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. We expect to invest $32 million on the completion of a new aggregates plant in Vancouver and a cement terminal along the Mississippi River, which were started in 2017. We also plan to invest $7 million in a new aggregates plant in Georgia and $5 million to replace an asphalt plant in Northeast Texas.

Tax Receivable Agreement

Exchanges of LP Units for shares of Class A common stock are expected to result in increases in the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with the IPO, we entered into a TRA with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of these increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate as they will vary depending upon a number of factors, including:

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
•

the amount and timing of our income—Summit Inc. is required to pay 85% of the cash tax savings as and when realized, if any. If Summit Inc. does not have taxable income, Summit Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no cash tax savings will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax savings that will result in payments under the tax receivable agreement; and

•

the effective tax rate – The benefit that Summit Inc. realizes is dependent on the tax rate in effect at the time taxable income is generated. For example, at the end of 2017, the TCJA was enacted into law. Among other things, the federal corporate tax rate was reduced from 35% to 21%. As a result, the value of the additional benefits generated from the exchanges was reduced, and therefore, the TRA liability recorded by Summit Inc. was also reduced.

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of December 30, 2017, we had accrued $331.9 million as TRA liability.  Other than $0.6 million which was paid in January 2018, the TRA liability is a long term liability as no additional payments are expected in the next twelve months.

In addition, the TRA provides that upon certain changes of control, Summit Inc.’s (or its successor’s) obligations would be based on certain assumptions, including that Summit Inc. would have sufficient taxable income to fully utilize the deductions arising from tax basis and other tax attributes subject to the TRA. With respect to our obligations under the TRA relating to previously exchanged or acquired LP Units and certain net operating losses, we would be required to make a payment equal to the present value (at a discount rate equal to one year LIBOR plus 100 basis points) of the anticipated future tax benefits determined using assumptions (ii) through (v) of the following paragraph.

Furthermore, Summit Inc. may elect to terminate the TRA early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the TRA includes several assumptions, including that (i) any LP Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Summit Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Summit Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the TRA on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to LIBOR plus 100 basis points.

As a result of the change in control provisions and the early termination right, Summit Inc. could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA (although any such overpayment would be taken into account in calculating future payments, if any, under the TRA) or that are prior to the actual realization, if any, of such future tax benefits. Also, the obligations of Summit Inc. would be automatically accelerated and be immediately due and payable in the event that Summit Inc. breaches any of its material obligations under the agreement and in certain events of bankruptcy or liquidation. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity.

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $31.44 per share price of our Class A common stock, the closing price of our stock on December 30, 2017 and a contractually defined discount rate of 3.11%, we estimate that if we were to exercise our right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $282 million.

Contractual Obligations

The following table presents, as of December 30, 2017, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,835,375	$4,765	$6,354	$7,942	$6,354	$256,354	$1,553,606
Capital lease obligations	39,369	20,506	7,608	5,936	1,394	596	3,329
Operating lease obligations	32,754	8,627	7,077	5,826	4,650	2,475	4,099
Interest payments (1)	613,957	99,007	96,681	106,613	100,209	89,273	122,174
Acquisition-related liabilities	86,205	14,354	42,905	12,423	7,958	1,803	6,762
Royalty payments	107,231	6,450	6,017	5,833	5,550	5,431	77,950
Defined benefit plans (2)	9,148	1,402	1,020	109	1,696	1,259	3,662
Asset retirement obligation payments	67,873	4,626	2,858	2,560	1,199	1,949	54,681
Purchase commitments (3)	25,501	17,090	2,910	3,120	2,381	—	—
Payments pursuant to tax receivable agreement (4)	331,926	587	—	—	—	—	331,339
Other	9,532	5,008	2,433	1,832	173	86	—
Total contractual obligations	$3,158,871	$182,422	$175,863	$152,194	$131,564	$359,226	$2,157,602

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 30, 2017 and may differ from actual results.

(2)

Future payments to fund our defined benefit plans are estimated based on multiple assumptions which are enumerated in Note 14 to the consolidated financial statements included elsewhere in this report.

(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.
(4)

The total amount payable under our TRA is estimated at $331.9 million as of December 30, 2017. Under the terms of the TRA, payment of amounts benefitting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized.  We currently are not estimating any benefits being realized through 2022. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.

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

Litigation and Claims—We are obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. We have the rights to any benefits under the joint venture as well as the assumption of any obligations, but do not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from us. Through December 30, 2017, we have funded $12.3 million. In the third quarter of 2017, we settled our remaining obligations under the indemnification agreement for $3.5 million, which was $0.8 million less than amounts previously accrued.

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

Off-Balance Sheet Arrangements

As of December 30, 2017, we had no material off-balance sheet arrangements.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, loss from discontinued operations and certain non-cash and non-operating items. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and Adjusted Cash Gross Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 30, 2017
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$121,390	$68,361	$92,956	$(156,930)	$125,777
Interest expense (income) (1)	6,924	3,082	(3,760)	102,303	108,549
Income tax expense (benefit)	1,910	(864)	—	(285,023)	(283,977)
Depreciation, depletion and amortization	70,499	66,436	38,107	2,601	177,643
EBITDA	$200,723	$137,015	$127,303	$(337,049)	$127,992
Accretion	815	816	244	—	1,875
Loss on debt financings	—	—	—	4,815	4,815
Tax receivable agreement expense (1)	—	—	—	271,016	271,016
Transaction costs	(76)	—	—	7,809	7,733
Non-cash compensation	—	—	—	21,140	21,140
Other	2,128	1,277	—	(2,199)	1,206
Adjusted EBITDA (1)	$203,590	$139,108	$127,547	$(34,468)	$435,777

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 31, 2016
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$86,040	$66,661	$79,280	$(185,855)	$46,126
Interest expense (1)	9,195	4,930	2,741	80,670	97,536
Income tax expense (benefit)	269	(2,156)	—	(3,412)	(5,299)
Depreciation, depletion and amortization	64,558	50,866	29,903	2,409	147,736
EBITDA	$160,062	$120,301	$111,924	$(106,188)	$286,099
Accretion	787	674	103	—	1,564
IPO/ Legacy equity modification costs	—	—	—	37,257	37,257
Tax receivable agreement expense (1)	—	—	—	14,938	14,938
Transaction costs	382	25	—	6,390	6,797
Management fees and expenses	—	—	—	(1,379)	(1,379)
Non-cash compensation	—	—	—	12,683	12,683
Other	6,203	5,007	964	1,214	13,388
Adjusted EBITDA (1)	$167,434	$126,007	$112,991	$(35,085)	$371,347

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 2, 2016
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$69,282	$29,565	$48,673	$(146,036)	$1,484
Interest expense (income) (1)	22,806	21,213	15,965	24,645	84,629
Income tax expense (benefit)	558	10	—	(18,831)	(18,263)
Depreciation, depletion and amortization	53,118	38,242	24,646	2,315	118,321
EBITDA	$145,764	$89,030	$89,284	$(137,907)	$186,171
Accretion	609	681	112	—	1,402
IPO/ Legacy equity modification costs	—	—	241	28,055	28,296
Loss on debt financings	3,238	4,035	—	64,358	71,631
Income from discontinued operations	—	(2,415)	—	—	(2,415)
Transaction costs	360	—	—	9,159	9,519
Management fees and expenses	—	—	—	1,046	1,046
Non-cash compensation	—	—	16	5,432	5,448
Other	793	972	(14,808)	(527)	(13,570)
Adjusted EBITDA (1)	$150,764	$92,303	$74,845	$(30,384)	$287,528

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $8.3 million, $16.0 million and $0.9 million less than Summit LLC and its subsidiaries in the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.

Reconciliation of Working Capital	2017	2016
($ in thousands)
Total current assets	$783,601	$483,698
Less total current liabilities	(249,975)	(239,288)
Working capital	$533,626	$244,410

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2017	2016	2015
($ in thousands)
Operating income	$220,877	$154,662	$135,024
General and administrative expenses	242,670	243,512	177,769
Depreciation, depletion, amortization and accretion	179,518	149,300	119,723
Transaction costs	7,733	6,797	9,519
Adjusted Cash Gross Profit (exclusive of items shown separately)	$650,798	$554,271	$442,035
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	37.1%	37.2%	34.3%

(1)	Adjusted Cash Gross Margin, is defined as Adjusted Cash Gross Profit as a percentage of net revenue.

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

We paid cash of $374.9 million and $337.0 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 30, 2017 and December 31, 2016, respectively.

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

Under the two-step quantitative impairment test, step one of the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow (“DCF”) model to estimate the current fair value of our reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including macroeconomic trends in the reporting unit’s geographic area impacting private construction and public infrastructure industries, the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future sales and the appropriate interest rate used to discount the projected cash flows. We also perform a market assessment of our enterprise value. We believe the estimates and assumptions used in the valuations are reasonable.

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for twelve reporting units. As a result of this analysis, we determined that it is more likely than not that the fair value of the five reporting units was greater than its carrying value. We performed Step 1 of the impairment test for the remaining seven reporting units, for which all had estimated fair values exceeding carrying values by at least 10%.

As of December 30, 2017, we determined that no events or circumstances from October 2, 2017 through December 30, 2017 indicated that a further assessment was necessary.

Revenue Recognition

We earn revenue from predominately from the sale of construction materials, products and providing paving and related services. Construction materials consist primarily of aggregates and cement. Products consist of related downstream products, including ready-mix concrete, asphalt paving mix and concrete products. Paving and related service revenue is generated primarily from the asphalt paving services that we provide. To a lesser degree, we also generate revenue from landfill operations, the receipt and disposal of waste that is converted to fuel for use in our cement plants, and underground storage space rental.

Products

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products and plastics components, net of discounts or allowances, if any, and freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales. Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured.

Aggregates and cement products are sold point-of-sale through purchase orders. When the product is sold on account, collectability typically occurs 30-60 days after the sale.  Revenue is recognized when cash is received from the customer at the point of sale or when the products are delivered or collected on site. There are no other timing implications that will create a contract asset or liability, and contract modifications are unlikely given the timing and nature of the transaction. Material sales are likely to have multiple performance obligations if the product is sold with delivery. In these instances, delivery most often occurs on the same day as the control of the product transfers to the customer. As a result, even in the case of multiple performance obligations, the performance obligations are satisfied concurrently and revenue is recognized simultaneously.

Services

We earn revenue from the provision of services, which are primarily paving and related services, but also include landfill operations, the receipt and disposal of waste that is converted to fuel for use in our cement plants, and underground storage space rental. Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations. Collectability of service contracts is due reasonably after certain milestones in the contract are performed. Milestones vary by project, but are typically calculated using monthly progress based on the percentage of completion or a customer’s engineered review of progress. The majority of the time, collection occurs within 90 days of billing and cash is received within the same fiscal year as services performed. On most projects, the customer will withhold a portion of the invoice for retainage, which may last longer than a year depending on the job.

Revenue derived from paving and related services are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized between 2016 and the year ended 2018.

We recognize revenue arising from litigation and claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

The majority of contract modifications relate to the original contract and are often an extension of the original performance obligation. Predominately, modifications are not distinct from those in the original contract; therefore, they are part of a single performance obligation. Summit accounts for the modification using a cumulative catch-up adjustment. However, there are instances where goods or services in a modification are distinct from those transferred prior to the modification. In these situations, Summit accounts for the modifications as either a separate contract or prospectively depending on the facts and circumstances of the modification.

Generally, construction contracts contain mobilization costs which are categorized as costs to fulfill a contract. These costs are excluded from any measure of progress toward contract fulfillment. These costs do not result in the transfer of control of a good or service to the customer and are amortized over the life of the contract.

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts on the percentage of completion method for which billings had not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at the balance sheet date are expected to be billed in following periods. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized. Contract assets and liabilities are netted on a contract-by-contract basis.

Income Taxes

Summit Inc. is a corporation subject to income taxes in the United States. Certain subsidiaries, including Summit Holdings, or subsidiary groups of the Company are taxable separate from Summit Inc. The provisions for income taxes, or Summit Inc.’s proportional share of the provision, are included in the Company’s consolidated financial statements.

The Company’s deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies to determine whether we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future. The computed deferred balances are based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines it would be able to realize its deferred tax assets for which a valuation allowance had been recorded, then an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit.

Tax Receivable Agreement

Tax Receivable Agreement— When Summit Inc. purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets of Summit Holdings, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc.  These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. In connection with our IPO, we entered into a TRA with the holders of the LP Units and the pre-IPO owners that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA is deemed to realize) as a result of (i) these increases in tax basis and (ii) our utilization of certain net operating losses of the pre-IPO owners and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate, as they will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchange, the extent to which the exchanges are taxable, the amount of net operating losses, and the amount and timing of our income.

We periodically evaluate the realizability of the deferred tax assets resulting from the exchange of LP Units for Class A common stock. Our evaluation considers all sources of taxable income; all evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable. If so, we record a TRA liability of 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all of our deferred tax assets subject to the TRA. Should we determine a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to a pre-IPO owner has become probable and can be estimated, the estimate of payment is accrued.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. We plan to adopt these ASU’s using the modified retrospective approach. We have evaluated the impact of adoption of these standards on our consolidated financial statements, which was not material.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitutes a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The adoption of this ASU will not have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, allowing more financial and nonfinancial hedging strategies to be eligible for hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the new requirements, but have not yet determined the impact on our consolidated financial statements.

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

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Changes in oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represented approximately 11.5% of our consolidated revenue in 2017. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

For the year ended December 30, 2017, our costs associated with liquid asphalt and energy amounted to approximately $198.5 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $19.9 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before December 30, 2017.

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

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2017 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

As of December 30, 2017, we had $635 million in term loans outstanding which bear interest at a variable rate. As of December 30, 2017, the rate in effect was the one‑month LIBOR of 1.57%. Therefore, a 100 basis point increase in the interest rate at December 30, 2017 would only have increased the rate from 1.57% to 2.57%, the effect of which would have been an increase of $6.4 million on annual interest expense.

On January 19, 2017, we amended the Credit Agreement and, as a result, the floor decreased from 1.00% to 0.75%. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder.

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The derivative is set to expire in September 2019.

At our cement plants, we sponsored two non‑contributory defined benefit pension plans for certain hourly and salaried employees and one healthcare and life insurance benefits plan for certain eligible retired employees. As of January 2014, the two pension plans had been frozen to new participants and future benefit accruals and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage for current employees. As a result of the acquisition of the Davenport Assets in 2015, the hourly defined benefit pension plan was amended to permit a new group of participants into the plan to accrue benefits in accordance with the terms of the collective bargaining agreement covering such Davenport employees. As a result of the collective bargaining unit negotiations in 2017, the hourly defined benefit pension plan was amended to stop future benefit accruals for the Davenport employees effective December 31, 2017. In addition, the company adopted one new retiree healthcare plan to provide benefits prior to Medicare eligibility for certain hourly Davenport employees. Our results of operations are affected by our net periodic benefit cost from these plans, which was $1.0 million in 2017. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long‑term rate of return on assets. Therefore, we have interest rate risk associated with these factors.

The healthcare and life insurance benefit plans are exposed to changes in the cost of healthcare services. A one percentage‑point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $0.9 million or $(0.8) million, respectively, at December 30, 2017.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Summit Materials, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado

February 14, 2018

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2017 and December 31, 2016

(In thousands, except share and per share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$383,556	$143,392
Accounts receivable, net	198,330	162,377
Costs and estimated earnings in excess of billings	9,512	7,450
Inventories	184,439	157,679
Other current assets	7,764	12,800
Total current assets	783,601	483,698
Property, plant and equipment	1,615,424	1,446,452
Goodwill	1,036,320	782,212
Intangible assets	16,833	17,989
Deferred tax assets	284,092	4,326
Other assets	51,063	46,789
Total assets	$3,787,333	$2,781,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$4,765	$6,500
Current portion of acquisition-related liabilities	14,087	24,162
Accounts payable	98,744	81,565
Accrued expenses	116,629	111,605
Billings in excess of costs and estimated earnings	15,750	15,456
Total current liabilities	249,975	239,288
Long-term debt	1,810,833	1,514,456
Acquisition-related liabilities	58,135	32,664
Tax receivable agreement liability	331,340	58,145
Other noncurrent liabilities	65,329	76,874
Total liabilities	2,515,612	1,921,427
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 110,350,594 and 96,033,222 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	1,104	961
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 100 shares issued and outstanding as of December 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,154,220	824,304
Accumulated earnings	95,833	19,028
Accumulated other comprehensive income (loss)	7,386	(2,249)
Stockholders’ equity	1,258,543	842,044
Noncontrolling interest in consolidated subsidiaries	—	1,378
Noncontrolling interest in Summit Holdings	13,178	16,617
Total stockholders’ equity	1,271,721	860,039
Total liabilities and stockholders’ equity	$3,787,333	$2,781,466

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 30, 2017, December 31, 2016 and January 2, 2016

(In thousands, except share and per share amounts)

	2017	2016	2015
Revenue:
Product	$1,449,936	$1,223,008	$1,043,843
Service	302,473	265,266	246,123
Net revenue	1,752,409	1,488,274	1,289,966
Delivery and subcontract revenue	180,166	137,789	142,331
Total revenue	1,932,575	1,626,063	1,432,297
Cost of revenue (excluding items shown separately below):
Product	898,281	751,419	676,074
Service	203,330	182,584	171,857
Net cost of revenue	1,101,611	934,003	847,931
Delivery and subcontract cost	180,166	137,789	142,331
Total cost of revenue	1,281,777	1,071,792	990,262
General and administrative expenses	242,670	243,512	177,769
Depreciation, depletion, amortization and accretion	179,518	149,300	119,723
Transaction costs	7,733	6,797	9,519
Operating income	220,877	154,662	135,024
Interest expense	108,549	97,536	84,629
Loss on debt financings	4,815	—	71,631
Tax receivable agreement expense	271,016	14,938	—
Other (income) expense, net	(5,303)	1,361	(2,042)
(Loss) income from operations before taxes	(158,200)	40,827	(19,194)
Income tax benefit	(283,977)	(5,299)	(18,263)
Income (loss) from continuing operations	125,777	46,126	(931)
Income from discontinued operations	—	—	(2,415)
Net income	125,777	46,126	1,484
Net income (loss) attributable to noncontrolling interest in subsidiaries	(27)	16	(1,826)
Net income (loss) attributable to Summit Holdings	3,974	9,327	(24,408)
Net income attributable to Summit Inc.	$121,830	$36,783	$27,718
Income per share of Class A common stock:
Basic	$1.12	$0.52	$0.68
Diluted	$1.11	$0.52	$0.50
Weighted average shares of Class A common stock:
Basic	108,696,438	70,355,042	40,888,437
Diluted	109,490,898	70,838,508	90,993,322

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

Years ended December 30, 2017, December 31, 2016 and January 2, 2016

(In thousands)

	2017	2016	2015
Net income	$125,777	$46,126	$1,484
Other comprehensive income (loss):
Postretirement curtailment adjustment	429	—	—
Postretirement liability adjustment	699	426	2,123
Foreign currency translation adjustment	7,768	2,125	(14,099)
Income (loss) on cash flow hedges	1,413	(1,529)	(944)
Less tax effect of other comprehensive income (loss) items	(288)	—	—
Other comprehensive income (loss):	10,021	1,022	(12,920)
Comprehensive income (loss)	135,798	47,148	(11,436)
Less comprehensive (loss) income attributable to the noncontrolling interest in consolidated subsidiaries	(27)	16	(1,826)
Less comprehensive income (loss) attributable to Summit Holdings	4,360	9,803	(34,533)
Comprehensive income attributable to Summit Inc.	$131,465	$37,329	$24,923

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 30, 2017, December 31, 2016 and January 2, 2016

(In thousands)

	2017	2016	2015
Cash flow from operating activities:
Net income	$125,777	$46,126	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	193,107	160,633	125,019
Share-based compensation expense	21,140	49,940	19,899
Net gain on asset disposals	(7,638)	(3,102)	(23,087)
Non-cash loss on debt financings	3,856	—	(9,877)
Change in deferred tax asset, net	(289,219)	(4,263)	(19,838)
Other	(2,359)	(1,282)	(1,629)
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(3,720)	2,511	3,852
Inventories	(18,609)	(10,297)	4,275
Costs and estimated earnings in excess of billings	(1,825)	(2,684)	6,604
Other current assets	8,703	(5,518)	11,438
Other assets	(3,103)	(2,350)	(1,369)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	6,192	(5,751)	(4,241)
Accrued expenses	(7,006)	13,196	(14,354)
Billings in excess of costs and estimated earnings	109	700	1,313
Tax receivable agreement liability	273,194	58,145	—
Other liabilities	(6,416)	(51,141)	(1,286)
Net cash provided by operating activities	292,183	244,863	98,203
Cash flow from investing activities:
Acquisitions, net of cash acquired	(374,930)	(336,958)	(510,017)
Purchases of property, plant and equipment	(194,146)	(153,483)	(88,950)
Proceeds from the sale of property, plant and equipment	17,072	16,868	13,110
Other	(471)	2,921	1,510
Net cash used for investing activities	(552,475)	(470,652)	(584,347)
Cash flow from financing activities:
Proceeds from equity offerings	237,600	—	1,037,444
Capital issuance costs	(627)	(136)	(61,609)
Proceeds from debt issuances	302,000	354,000	1,748,875
Debt issuance costs	(6,416)	(5,801)	(14,246)
Payments on debt	(16,438)	(120,702)	(1,505,486)
Purchase of noncontrolling interests	(532)	—	(497,848)
Payments on acquisition-related liabilities	(34,650)	(32,040)	(18,056)
Distributions from partnership	(1,974)	(13,034)	(28,736)
Proceeds from stock option exercises	21,661	440	—
Other	(869)	(20)	(1)
Net cash provided by financing activities	499,755	182,707	660,337
Impact of foreign currency on cash	701	69	(1,003)
Net increase (decrease) in cash	240,164	(43,013)	173,190
Cash and cash equivalents—beginning of period	143,392	186,405	13,215
Cash and cash equivalents—end of period	$383,556	$143,392	$186,405

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

Years ended December 30, 2017, December 31, 2016 and January 2, 2016

(In thousands, except share amounts)

				Summit Materials, Inc.

					Accumulated
	Redeemable		Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Total
	Noncontrolling	Partners’	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Interest	Interest	Subsidiaries	Earnings	(Loss) Income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 27, 2014	$33,740	$285,685	$1,298	$—	$—	—	$—	—	$—	$—	$—	$286,983

Accretion/ redemption value adjustment	32,252	(32,252)	—	—	—	—	—	—	—	—	—	(32,252)
Net loss	(1,890)	(41,338)	(77)	—	—	—	—	—	—	—	—	(41,415)
Other comprehensive loss	—	(5,249)	—	—	—	—	—	—	—	—	—	(5,249)
Share-based compensation	—	424	—	—	—	—	—	—	—	—	—	424
Balance — March 11, 2015	$64,102	$207,270	$1,221	$—	$—	—	$—	—	$—	$—	$—	$208,491

Recording of noncontrolling interest upon reorganization	—	(207,270)	—	—	—	—	—	—	—	—	207,270	—
Net income	—	—	141	27,718	—	—	—	—	—	—	16,930	44,789
Issuance of Class A Shares	—	—	—	—	—	47,981,653	480	—	—	975,355	—	975,835
Issuance of Class B Shares	—	—	—	—	—	—	—	69,007,397	690	(690)	—	—
Other comprehensive loss	—	—	—	—	(2,795)	—	—	—	—	—	(4,876)	(7,671)
Share repurchase	—	—	—	—	—	—	—	(100)	—	—	—	—
Purchase of redeemable noncontrolling interest	(64,102)	—	—	—	—	1,029,183	10	—	—	18,515	—	18,525
Purchase of LP Units	—	—	—	—	—	—	—	—	—	(411,532)	(51,315)	(462,847)
Share-based compensation	—	—	—	—	—	—	—	—	—	19,475	—	19,475
Dividend (0.015/share)	—	—	—	(16,848)	—	735,108	7	—	—	17,880	(1,040)	(1)
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(28,736)	(28,736)
Balance — January 2, 2016	$—	$—	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	619,003	$138,233	$767,860

Net income	—	—	16	36,783	—	—	—	—	—	—	9,327	46,126
LP Unit exchanges	—	—	—	—	—	45,124,528	451	—	—	117,813	(118,264)	—
Other comprehensive income	—	—	—	—	546	—	—	—	—	—	476	1,022
Stock option exercises	—	—	—	—	—	24,354	2	—	—	438	—	440
Class B share cancellation	—	—	—	—	—	—	—	(69,007,197)	(690)	690	—	—
Share-based compensation	—	—	—	(1,684)	—	—	—	—	—	51,624	—	49,940
Dividend (0.012/share)	—	—	—	(26,941)	—	1,135,692	11	—	—	27,047	(121)	(4)
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(13,034)	(13,034)
Other	—	—	—	—	—	2,704	—	—	—	7,689	—	7,689
Balance — December 31, 2016	$—	$—	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

Net (loss) income	—	—	(27)	121,830	—	—	—	—	—	—	3,974	125,777
Issuance of Class A Shares	—	—	—	—	—	10,000,000	100	—	—	238,367	(1,496)	236,971
LP Unit exchanges	—	—	—	—	—	1,461,677	15	—	—	4,159	(4,174)	—
Other comprehensive income, net of tax	—	—	—	—	9,635	—	—	—	—	—	386	10,021
Stock option exercises	—	—	—	—	—	1,203,121	12	—	—	21,649	—	21,661
Share-based compensation	—	—	—	—	—	—	—	—	—	21,140	—	21,140
Dividend (0.014/share)	—	—	—	(45,025)	—	1,521,056	15	—	—	45,163	(155)	(2)
Distributions from partnership	—	—	—	—	—	—	—	—	—	—	(1,974)	(1,974)
Purchase of noncontrolling interest	—	—	(1,148)	—	—	—	—	—	—	—	—	(1,148)
Other	—	—	(203)	—	—	131,518	1	—	—	(562)	—	(764)
Balance — December 30, 2017	$—	$—	$—	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721

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

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. Its sole material asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering, Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries. Summit Inc. owns the majority of the partnership interests of Summit Holdings (see note 11, Stockholders’ Equity).  Summit Materials, LLC (“Summit LLC”) an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Continental Cement Company, L.L.C. (“Continental Cement”) is also a wholly owned subsidiary of Summit LLC. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

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

For a summary of the changes in Summit Inc.’s ownership of Summit Holdings, see Note 11, Stockholders’ Equity.

The Company attributes consolidated stockholders’ equity and net income separately to the controlling and noncontrolling interests. The Company accounts for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, the tax receivable agreement (“TRA”) liability, pension and other postretirement obligations, and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2017, 2016 or 2015.

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

Revenue Recognition—We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products and plastics components, and from the provision of services, which are primarily paving and related services, but also include landfill operations, the receipt and disposal of waste that is converted to fuel for use in our cement plants and underground storage space rental.

Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Product revenue generally includes sales of aggregates, cement and other materials to customers, net of discounts or allowances or taxes, if any, and freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales.

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

We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

Inventories—Inventories consist of stone that has been removed from quarries and processed for future sale, cement, raw materials and finished concrete blocks. Inventories are valued at the lower of cost or market and are accounted for on a first-in first-out basis or an average cost basis. If items become obsolete or otherwise unusable or if quantities exceed what is projected to be sold within a reasonable period of time, they will be charged to costs of production in the period that the items are designated as obsolete or excess inventory. Stripping costs are costs of removing overburden and waste material to access aggregate materials and are expensed as incurred.

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

Accrued Mining and Landfill Reclamation—The mining reclamation reserve and financial commitments for landfill closure and post-closure activities are based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed sites. Estimates of these obligations have been developed based on management’s interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Costs are estimated in current dollars, inflated until the expected time of payment, and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity, adjusted to reflect the Company’s credit rating. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities. However, subsequent increases in the recognized obligations are measured using a current credit-adjusted, risk-free rate. Decreases in the recognized obligations are measured at the initial credit-adjusted, risk-free rate.

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

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit.

Tax Receivable Agreement— When Summit Inc. purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc.  These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. Prior to our IPO, we entered into a TRA with the pre-IPO owners that require us to pay the pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize as a result of these exchanges.  These benefits include (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, (2) tax benefits attributable to payments under the TRA, or (3) under certain circumstances such as an early termination of the TRA, we are deemed to realize, as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

As noted above, we periodically evaluate the realizability of the deferred tax assets resulting from the exchange of LP Units for Class A common stock. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable. If so, we record a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all of our deferred tax assets subject to the TRA. Should we determine a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to a pre-IPO owner has become probable and can be estimated, the estimate of payment will be accrued.

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

New Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. We plan to adopt these ASU’s using the modified retrospective approach. We have evaluated the impact of adoption of these standards on our consolidated financial statements, which was not material.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitutes a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The adoption of this ASU will not have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component be reported in the same line item as employer compensation costs and that the other components of periodic pension costs be reported outside of operating income. The ASU also restricts capitalization of costs to the service cost component. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The Company early adopted this ASU as of the beginning of fiscal year 2017 on a retrospective basis; accordingly, the Company reclassified $278,000 and $383,000 from product cost of revenue to other income for the year ended December 31, 2016 and January 2, 2016, respectively, and $350,000 from general and administrative expenses to other income for the year ended December 31, 2016, to conform to the current year presentation.

In January 2017, the FASB issued a new ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment. The ASU eliminates the two step goodwill impairment test and replaces it with a single step test. The single step test compares the carrying amount of a reporting unit to its fair value; if the carrying amount is greater than the fair value the difference is the amount of the goodwill impairment.  Step zero is left unchanged. Therefore, entities that wish do a qualitative assessment are still permitted to do so. The ASU is effective for Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2020. The Company early adopted this ASU as of the beginning of fiscal year 2017 which adoption did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued a new accounting standard with targeted amendments to the accounting for employee share-based payments. ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, requires that the income tax effect of share-based awards be recognized in the income statement and allows entities to elect an accounting method to recognize forfeitures as they occur or to estimate forfeitures, as is currently required. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. However, the Company early adopted this ASU as of the beginning of fiscal year 2016 and made an election to recognize forfeitures as they occur. The ASU adoption was applied using a modified retrospective method by means of a $1.7 million cumulative-effect adjustment to accumulated earnings as of the beginning of the fiscal year.

(2) Acquisitions

The Company has completed numerous acquisitions since its formation, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The following table summarizes the Company’s acquisitions by region and year:

	2017	2016	2015
West	6	3	3
East	8	5	—
Cement	—	1	1

The purchase price allocation for the 2017 acquisitions has not yet been finalized due to the recent timing of the acquisitions and status of the valuation of property, plant and equipment. The table below summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates. Information related to the 2017 acquisitions is shown on an aggregated basis as the acquisitions were not material individually, or collectively.

	2017	2016
Financial assets (1)	$31,615	$22,204
Inventories	8,300	17,215
Property, plant and equipment	160,975	180,321
Intangible assets	161	5,531
Other assets	4,200	6,757
Financial liabilities (1)	(15,501)	(20,248)
Other long-term liabilities	(17,610)	(36,074)
Net assets acquired	172,140	175,706
Goodwill	247,536	176,319
Purchase price	419,676	352,025
Acquisition-related liabilities	(43,452)	(17,034)
Other	(1,294)	1,967
Net cash paid for acquisitions	$374,930	$336,958

(1)	In the first quarter of 2017, we reclassified $1.2 million of accounts payable overdrafts from financial assets to financial liabilities for the year ended December 31, 2016.

Acquisition-Related Liabilities—A number of acquisition-related liabilities have been recorded subject to terms in the relevant purchase agreements, including deferred consideration and noncompete payments. Noncompete payments have been accrued where certain former owners of newly acquired companies have entered into standard noncompete arrangements. Subject to terms and conditions stated in these noncompete agreements, payments are generally made over a five-year period. Deferred consideration is purchase price consideration paid in the future as agreed to in the purchase agreement and is not contingent on future events. Deferred consideration is generally scheduled to be paid in years ranging from five to 20 years in annual installments. The remaining payments due under these noncompete and deferred consideration agreements are as follows:

2018	$13,760
2019	9,187
2020	7,973
2021	7,958
2022	1,803
Thereafter	6,763
Total scheduled payments	47,444
Present value adjustments	(10,117)
Total noncompete obligations and deferred consideration	$37,327

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(3) Goodwill

As of December 30, 2017, the Company had 12 reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. We initially perform a qualitative analysis. As a result of this analysis, it was determined that it is more likely than not that the fair value of five reporting units were greater than its carrying value. For the remaining reporting units we perform a two-step quantitative analysis. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2017. The accumulated impairment charges recognized in periods prior to 2015 totaled $68.2 million.

These estimates of a reporting unit’s fair value involve significant management estimates and assumptions, including but not limited to sales prices of similar assets, assumptions related to future profitability, cash flows, and discount rates. These estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flow estimates in applying the income approach required management to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates about revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows required the selection of risk premiums, which can materially affect the present value of estimated future cash flows.

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance, January 2, 2016	$303,926	$98,308	$194,163	$596,397
Acquisitions	29,006	145,109	10,375	184,490
Foreign currency translation adjustments	1,325	—	—	1,325
Balance, December 31, 2016	$334,257	$243,417	$204,538	$782,212
Acquisitions (1)	187,883	61,957	118	249,958
Foreign currency translation adjustments	4,150	—	—	4,150
Balance, December 30, 2017	$526,290	$305,374	$204,656	$1,036,320

(1)	Reflects goodwill from 2017 acquisitions and working capital adjustments from prior year acquisitions.

(4) Revenue Recognition

Revenue for product sales are recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Product revenue includes sales of aggregates, cement and other materials to customers, net of discounts, allowances or taxes, as applicable.

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

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at the balance sheet date will be billed in the subsequent year. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

Revenue from the receipt of waste fuels is classified as service revenue and is based on fees charged for the waste disposal, which is recognized when the waste is accepted.

Accounts receivable, net consisted of the following as of December 30, 2017 and December 31, 2016:

	2017	2016
Trade accounts receivable	$187,528	$152,845
Retention receivables	14,973	12,117
Receivables from related parties	468	721
Accounts receivable	202,969	165,683
Less: Allowance for doubtful accounts	(4,639)	(3,306)
Accounts receivable, net	$198,330	$162,377

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of December 30, 2017 and December 31, 2016:

	2017	2016
Aggregate stockpiles	$126,791	$103,073
Finished goods	34,667	35,071
Work in process	7,729	6,440
Raw materials	15,252	13,095
Total	$184,439	$157,679

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of December 30, 2017 and December 31, 2016:

	2017	2016
Land (mineral bearing) and asset retirement costs	$274,083	$227,558
Land (non-mineral bearing)	168,501	146,099
Buildings and improvements	170,615	160,638
Plants, machinery and equipment	1,068,007	965,522
Mobile equipment and barges	391,256	307,885
Truck and auto fleet	47,270	32,236
Landfill airspace and improvements	49,480	48,513
Office equipment	33,314	26,096
Construction in progress	44,739	16,459
Property, plant and equipment	2,247,265	1,931,006
Less accumulated depreciation, depletion and amortization	(631,841)	(484,554)
Property, plant and equipment, net	$1,615,424	$1,446,452

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

Depreciation, depletion and amortization expense of property, plant and equipment was $174.4 million, $144.2 million and $111.6 million in the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

Property, plant and equipment at December 30, 2017 and December 31, 2016 included $51.2 million and $49.8 million, respectively, of capital leases for certain equipment and a building with accumulated amortization of $18.5 million and $10.6 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $19.3 million and $11.8 million of the future obligations associated with the capital leases are included in accrued expenses as of December 30, 2017 and December 31, 2016, respectively, and the present value of the remaining capital lease payments, $16.4 million and $27.5 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $20.5 million, $7.6 million, $5.9 million, $1.4 million, and $0.6 million for the years ended 2018, 2019, 2020, 2021 and 2022, respectively.

Assets are assessed for impairment charges when identified for disposition. Projected losses from disposition are recognized in the period in which they become estimable, which may be in advance of the actual disposition. The net gain from asset dispositions recognized in general and administrative expenses in fiscal years 2017, 2016 and 2015 was $7.5 million, $6.8 million and $23.5 million, respectively. No material impairment charges have been recognized on assets held for use in fiscal 2017, 2016 or 2015. The losses are commonly a result of the cash flows expected from selling the asset being less than the expected cash flows that could be generated from holding the asset for use.

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

	December 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,888	$(4,178)	$11,710	$15,888	$(3,382)	$12,506
Reserve rights	6,234	(1,625)	4,609	8,706	(3,710)	4,996
Trade names	1,000	(758)	242	1,000	(658)	342
Other	409	(137)	272	249	(104)	145
Total intangible assets	$23,531	$(6,698)	$16,833	$25,843	$(7,854)	$17,989

Amortization expense in fiscal 2017, 2016 and 2015 was $1.3 million, $2.6 million and $2.2 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2018	$1,281
2019	1,268
2020	1,185
2021	1,142
2022	1,113
Thereafter	10,844
Total	$16,833

(7) Accrued Expenses

Accrued expenses consisted of the following as of December 30, 2017 and December 31, 2016:

	2017	2016
Interest	$24,095	$22,991
Payroll and benefits	33,915	30,546
Capital lease obligations	19,276	11,766
Insurance	11,455	11,966
Non-income taxes	7,236	5,491
Professional fees	1,717	2,459
Other (1)	18,935	26,386
Total	$116,629	$111,605

(1)	Consists primarily of subcontractor and working capital settlement accruals and deferred revenue.

(8) Debt

Debt consisted of the following as of December 30, 2017 and December 31, 2016:

	2017	2016
Term Loan, due 2024:
$635.4 million and $640.3 million, net of $1.6 million and $2.6 million discount at December 30, 2017 and December 31, 2016, respectively	$633,805	$637,658
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.4 million and $1.6 million discount at December 30, 2017 and December 31, 2016, respectively	648,650	648,407
5 1⁄8% Senior Notes, due 2025	300,000	—
Total	1,832,455	1,536,065
Current portion of long-term debt	4,765	6,500
Long-term debt	$1,827,690	$1,529,565

The contractual payments of long-term debt, including current maturities, for the five years subsequent to December 30, 2017, are as follows:

2018	$4,765
2019	6,354
2020	7,942
2021	6,354
2022	256,354
Thereafter	1,553,606
Total	1,835,375
Less: Original issue net discount	(2,920)
Less: Capitalized loan costs	(16,857)
Total debt	$1,815,598

Senior Notes—  On June 1, 2017, Summit LLC and Summit Finance (together, the “Issuers”) issued $300.0 million of 5 1⁄8%  senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. The 2025 Notes were issued under an indenture dated June 1, 2017 (as amended and supplemented, the “2017 Indenture”). The 2017 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter inter certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2017 Indenture also contains customary events of default. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

In 2016, the Issuers issued $250.0 million of 8.500% senior notes due April 15, 2022 (the “2022 Notes”).  The 2022 Notes were issued at 100.0% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley Materials Company, replenish cash used for the acquisition of American Materials Company and pay expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2022 Notes and the 2025 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

In April, August and November 2015, $288.2 million, $183.0 million and $153.8 million, respectively, in aggregate principal amount of the then outstanding 10 1/2% senior notes due January 31, 2020 (the “2020 Notes”) were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2020 Notes were issued was satisfied and discharged. As a result of the redemptions, net charges of $56.5 million were recognized for the year ended January 2, 2016. The fees included $66.6 million for the applicable prepayment premium and $11.9 million for the write-off of deferred financing fees, partially offset by $22.0 million of net benefit from the write-off of the original issuance net premium.

As of December 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2018 payment. The unpaid principal balance is due in full on the maturity date, which is November 21, 2024.

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which, among other things, reduced the applicable margin in respect of then outstanding $640.3 million principal amount of term loans thereunder. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder.

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

There were no outstanding borrowings under the revolving credit facility as of December 30, 2017 or December 31, 2016. As of December 30, 2017 we had remaining borrowing capacity of $218.9 million under the revolving credit facility, which is net of $16.1 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 30, 2017 and December 31, 2016, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended December 30, 2017 and December 31, 2016:

Deferred financing fees
Balance—January 2, 2016	$15,892
Loan origination fees	5,801
Amortization	(3,403)
Balance—December 31, 2016	$18,290
Loan origination fees	6,416
Amortization	(3,990)
Write off of deferred financing fees	(1,683)
Balance—December 30, 2017	$19,033

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of December 30, 2017 or December 31, 2016.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, income taxes consisted of the following:

	2017	2016	2015
Provision for income taxes:
Current	$2,530	$2,835	$1,605
Deferred	(286,507)	(8,134)	(19,868)
Income tax benefit	$(283,977)	$(5,299)	$(18,263)

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 35% due to the following:

	2017	2016	2015
Income tax expense (benefit) at federal statutory tax rate	$(55,365)	$14,290	$(6,718)
Less: Income tax benefit at federal statutory tax rate for LLC entities	(2,123)	(10,608)	(22,649)
State and local income taxes	(5,209)	2,490	(2,389)
Permanent differences	(4,410)	(5,902)	2,147
Effective tax rate change	216,904	(1,432)	10
Tax receivable agreement expense	104,804	5,228	—
Change in valuation allowance	(500,162)	239,008	261,302
Impact of LP Unit ownership change	(31,790)	(252,456)	(249,400)
Other	(6,626)	4,083	(566)
Income tax benefit	$(283,977)	$(5,299)	$(18,263)

The following table summarizes the components of the net deferred income tax asset (liability) as December 30, 2017 and December 31, 2016:

	2017	2016
Deferred tax (liabilities) assets:
Net intangible assets	$316,950	$591,464
Accelerated depreciation	(147,943)	(184,794)
Net operating loss	94,751	71,379
Investment in limited partnership	(14,467)	(13,633)
Mining reclamation reserve	1,239	1,220
Working capital (e.g., accrued compensation, prepaid assets)	35,237	41,529
Less valuation allowance	(1,675)	(502,839)
Deferred tax assets	284,092	4,326
Less foreign deferred tax liability (included in other noncurrent liabilities)	(3,992)	—
Net deferred tax asset	$280,100	$4,326

As of December 30, 2017, $390 million of our deferred tax assets were subject to our TRA, and after amortization and netting other deferred tax liabilities related to intangible assets, are carried at a net book value of $317 million in the above table.

Our income tax benefit was $284.0 million, $5.3 and $18.3 million in the fiscal years ended 2017, 2016 and 2015, respectively. We recorded an income tax benefit in fiscal 2017, primarily related to the release of the valuation allowance as discussed below, partially offset by charge related to the decrease in the federal statutory corporate tax rate. Our effective income tax rate was higher in 2017 as compared to 2016, primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense, the statutory rate change referred to below and depletion in excess of U.S. GAAP depletion recognized in 2017. During the year ended 2016, our income tax benefit was $5.3 million. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) changes in statutory tax rates, (3) deductions related to our TRA, (4) tax depletion expense in excess of the expense recorded under U.S. GAAP, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that are scheduled to expire in the near future. Due to our limited operating history as of December 31, 2016, during which we incurred only a small amount of pre-tax income over the previous three years, as well as our acquisitive business strategy, after considering both positive and negative evidence, we concluded that it was not more likely than not that we would fully realize those deferred tax assets, and therefore recorded a partial valuation allowance against those deferred tax assets as of December 31, 2016. However, the amount of cumulative income increased significantly during the year ended December 30, 2017, and we expect to generate additional income in 2018 and for the foreseeable future that will allow us to utilize the deferred tax assets. As a result of this significant positive evidence, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance in the third quarter of 2017. The Company updated the analysis as of December 30, 2017, and adjusted the remaining valuation allowance for certain net operating loss deferred tax assets within the C corporation entities that the Company does not expect to be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able deduct may also be limited in future years.  As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets by $216.9 million to reflect the revised federal statutory rate which will be in effect at the time those deferred tax assets are expected to be realized. Further, we evaluated the realizability of our net operating loss carryforwards, and determined a valuation allowance of $1.7 million was appropriate as of December 30, 2017. The TCJA contains many provisions which will be clarified through new regulations expected to be issued during 2018. As of December 30, 2017, we have not completed the accounting for the tax effects of the TCJA; however, we have made reasonable estimates on our existing deferred tax balances, as permitted by Staff Accounting Bulletin 118 issued by the SEC on December 22, 2017. In addition, we expect the states in which we operate to consider new statutory provisions related to the enactment of the TCJA during 2018 as well. We will record the impact, if any, of any newly issued regulations, as well as clarifications of the TCJA, as a discrete adjustment to our income tax provision in 2018.

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

As of December 30, 2017 and December 31, 2016, after the release of the valuation allowance referred to above, Summit Inc. had a valuation allowance of $1.7 million and $502.8 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not. The remaining valuation allowance as of December 30, 2017 relates to certain net operating loss deferred tax assets in a subsidiary that is not expected to generate future taxable income for the foreseeable future.

As of December 30, 2017, Summit Inc. had federal net operating loss carryforwards of $374.5 million, which expire between 2030 and 2037. As of December 30, 2017, $250 million of our federal net operating losses were under the terms of our TRA. In addition, Summit Inc. has alternative minimum tax credits of $0.2 million as of December 30, 2017, which do not expire. As of December 30, 2017 and December 31, 2016, Summit Inc. had a valuation allowance on net deferred tax assets of $1.7 million and $502.8 million, respectively. The deferred tax assets primarily relate to tax basis in intangible assets that exceeds book basis. The intangible asset tax basis was largely recognized as a result of the LP Unit exchanges in 2017 and 2016.

	2017	2016
Valuation Allowance:
Beginning balance	$(502,839)	$(263,825)
Additional basis from exchanged LP Units	(31,790)	(252,456)
Change in valuation allowance	531,952	13,448
Other	1,002	(6)
Ending balance	$(1,675)	$(502,839)

We have reclassified $4.3 million of deferred tax assets from other assets to deferred tax assets in the December 31, 2016 consolidated balance sheet to conform to the current year presentation.

Tax Receivable Agreement— During 2015, the Company entered into a TRA with the holders of LP Units and certain other pre-initial public offering owners (“Investor Entities”) that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $12.4 million, $422.5 million and $216.3 million of deferred tax assets were created during the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, when LP Units were exchanged for shares of Class A common stock. As a result of the analysis of the realizability of our deferred tax assets as indicated above, in the third quarter of 2017, we reduced the valuation allowance against our deferred tax assets, including those deferred tax assets subject to the TRA. Further, we determined the TRA liability to be probable of being payable and, as such, we recorded 85% of the deferred tax assets subject to the TRA, or $501.8 million, as TRA liability. We recorded $331.9 million and $59.3 million of TRA liability of which $0.6 million and $1.1 million was classified as accrued expenses as of December 30, 2017 and December 31, 2016, respectively. We have reclassified $58.1 million of other noncurrent liabilities to TRA liability in the December 31, 2016 consolidated balance sheet to conform to the current year presentation

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of

Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). For the years ended December 30, 2017 and December 31, 2016, Summit Holdings paid tax distributions totaling $1.8 million and $13.0 million, respectively, to holders of its LP Units, other than Summit Inc.

C Corporation Subsidiaries — The effective income tax rate for the C corporations differ from the statutory federal rate primarily due to (1) tax depletion expense (benefit) in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates and (3) various other items such as limitations on meals and entertainment and other costs. The effective income tax rate for the Canadian subsidiary is not significantly different from its historical effective tax rate.

As of December 30, 2017, and December 31, 2016, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. No material interest or penalties were recognized in income tax expense during the years ended December 30, 2017, December 31, 2016 or January 2, 2016. Tax years from 2013 to 2017 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2017	2016	2015
Net income attributable to Summit Inc.	$121,830	$36,783	$27,718
Weighted average shares of Class A stock outstanding	108,696,438	70,355,042	40,888,437
Basic income per share	$1.12	$0.52	$0.68

Net income attributable to Summit Inc.	$121,830	$36,783	$27,718
Add: Noncontrolling interest impact of LP Unit conversion	—	—	17,803
Diluted net income attributable to Summit Inc.	121,830	36,783	45,521

Weighted average shares of Class A stock outstanding	108,696,438	70,355,042	40,888,437
Add: weighted average of LP Units	—	—	50,059,648
Add: stock options	308,355	140,142	—
Add: warrants	42,035	16,123	37,714
Add: restricted stock units	308,221	240,633	7,523
Add: performance stock units	135,849	86,568
Weighted average dilutive shares outstanding	109,490,898	70,838,508	90,993,322
Diluted earnings per share	$1.11	$0.52	$0.50

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2017	2016	2015
Antidilutive shares:
LP Units	4,371,705	32,327,907	—
Time-vesting stock options	—	—	2,265,584
Warrants	—	—	—
Time-vesting restricted stock units	—	—	—
Market-based restricted stock units	—	—

(11) Stockholders’ Equity

Equity Offerings—Summit Inc. commenced operations on March 11, 2015 upon the pricing of the initial public offering of its Class A common stock (“IPO”). Summit Inc. raised $433.0 million, net of underwriting discounts, through the issuance of 25,555,555 shares of Class A common stock at a public offering price of $18.00 per share. Summit Inc. used the offering proceeds to purchase a number of newly-issued Class A Units (“LP Units”) from Summit Holdings equal to the number of shares of Class A common stock issued to the public. Summit Inc. caused Summit Holdings to use these proceeds: (i) to redeem $288.2 million in aggregate principal amount of outstanding 10 1/2% 2020 Notes; (ii) to purchase 71,428,571 Class B Units of Continental Cement; (iii) to pay a one-time termination fee of $13.8 million in connection with the termination of a transaction and management fee agreement with Blackstone Capital Partners V L.P.; and (iv) for general corporate purposes. The $288.2 million redemption of 2020 Notes was completed at a redemption price equal to par plus an applicable premium of $38.2 million plus $5.2 million of accrued and unpaid interest.

In connection with the IPO, Summit Inc. issued 69,007,297 shares of its Class B common stock to an entity owned by certain pre-IPO owners and the former holders of Class B Units of Continental Cement. The Class B common stock entitled that entity, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LP Units held by all limited partners of Summit Holdings (excluding Summit Inc.). During 2016, all but 100 shares of Class B common stock were cancelled. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

On August 11, 2015, Summit Inc. raised $555.8 million, net of underwriting discounts, through the issuance of 22,425,000 shares of Class A common stock at a public offering price of $25.75 per share ("the August 2015 follow-on offering"). Summit Inc. used these proceeds to purchase 3,750,000 newly-issued LP Units from Summit Holdings and 18,675,000 LP Units from certain pre-IPO owners, at a purchase price per LP Unit equal to the public offering price per share of Class A common stock, less underwriting discounts and commissions. Summit Holdings used the proceeds from the 3,750,000 newly-issued LP Units to pay the deferred purchase price of $80.0 million related to the July 17, 2015 acquisition of a cement plant and quarry in Davenport, Iowa, and seven cement terminals along the Mississippi River and for general corporate purposes.

On January 10, 2017, Summit Inc. raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share. Summit Inc. used these proceeds to purchase an equal number of LP Units.

During 2016 and 2017, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 2, 2016 (1)	52,402,692	50,275,825	102,678,517	51.0%
Issuance of Class A shares	1,038	-	1,038
Exchanges during period	45,124,528	(45,124,528)	-
Other equity transactions	26,020	-	26,020
Balance — December 31, 2016 (1)	97,554,278	5,151,297	102,705,575	95.0%
January 2017 public offering	10,000,000	-	10,000,000
Exchanges during period	1,461,677	(1,461,677)	-
Other equity transactions	1,334,639	-	1,334,639
Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%

(1)

The January 2, 2016 balance of Summit Inc. Class A Shares of 52,402,692 is shown to reflect the retroactive application of 1,135,692 and 1,521,056 of Class A common stock issued as a stock dividend on December 28, 2016 and December 22, 2017, respectively.  The December 31, 2016 balance of Summit Inc. Class A Shares of 97,554,278 is shown to reflect the retroactive application of 1,521,056 of Class A common stock issued as a stock dividend on December 22, 2017.

As a result of reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 3.2% and 5.0% as of December 30, 2017 and December 31, 2016, respectively.

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

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — January 2, 2016	$1,049	$(3,379)	$(465)	$(2,795)
Postretirement liability adjustment	401	—	—	401
Foreign currency translation adjustment	—	273	—	273
Loss on cash flow hedges	—	—	(128)	(128)
Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Postretirement curtailment adjustment, net of tax	309	—	—	309
Postretirement liability adjustment, net of tax	605	—	—	605
Foreign currency translation adjustment, net of tax	—	7,743	—	7,743
Income on cash flow hedges, net of tax	—	—	978	978
Balance — December 30, 2017	$2,364	$4,637	$385	$7,386

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was as follows:

	2017	2016	2015
Cash payments:
Interest	$96,320	$82,540	$89,102
Income taxes	1,711	2,645	1,685
Non cash financing activities:
Purchase of noncontrolling interest	$(716)	$—	$(29,102)
Stock Dividend	(45,023)	(26,939)	(16,847)
Exchange of LP Units to shares of Class A common stock	41,126	953,752	—

(13) Stock-Based Compensation

Prior to the IPO and related Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership units, each of which was subject to unique distribution rights. In connection with the IPO and the related Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating LP Units (“the Reclassification”).  Immediately after the Reclassification, 69.0 million LP Units were outstanding, of which 575,256 time vesting interests had not yet vested, and 2.4 million of performance vesting interests had not yet vested. As of December 30, 2017, approximately 40,000 of the time-vesting units remained outstanding and unvested.

Further in 2015, warrants to purchase 160,333 shares of Class A common stock were issued to holders of Class C interests, and options to purchase 4.4 million shares of Class A common stock were issued to holders of Class D interests as leverage restoration options. The exercise price of the warrants and the leverage restoration options is $18.00 per share. In connection with the Reclassification of the equity-based awards, we recognized $14.5 million modification charge in general and administrative expenses in the year ended January 2, 2016.

The leverage restoration options were granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Plan”), and would vest when both the applicable return multiple is achieved and a four year time-vesting condition is satisfied. Subsequently, in August 2016, the Board of Directors determined that it was in the best interest of the Company to waive the 3.0 times threshold on the remaining unvested performance-based LP Units and leverage restoration options. This waiver was accounted for as a modification of both interests. The fair value of the LP Units was based on the closing stock price of Summit Inc.’s shares of Class A common stock on the modification date and the fair value of the leverage restoration options was determined using the Black-Scholes, Merton model. The Company recognized $37.7 million in general and administrative expenses in the year ended December 31, 2016 related to the vesting of these performance-based awards. In addition, as of December 30, 2017, we have $2.3 million of unamortized deferred compensation related to the LP Units and unvested leverage restoration options, which will be amortized through March 2019.

In connection with the IPO, we granted 240,000 options to purchase Class A common stock under the Plan to certain employees. These options vest subject to continuous employment over a four year service period, and are exercisable at $18.00 per share.

Omnibus Incentive Plan

In 2015, our Board of Directors and stockholders adopted a long-term incentive plan in connection with our IPO under the Plan, which allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other stock-based awards. The Plan authorizes the issuance of up to 13,500,000 shares of Class A common stock in the form of restricted stock units and stock options, of which 8.6 million shares were available for future grants as of December 30, 2017.

Restricted Stock

Restricted Stock with Service-Based Vesting—Under the Plan, the Compensation Committee of the Board of Directors (“the Compensation Committee”) has granted restricted stock to members of the Board of Directors, executive officers and other key employees. These awards contain service conditions associated with continued employment or service. The terms of the restricted stock provide voting and regular dividend rights to holders of the awards. Upon vesting, the restrictions on the restricted stock lapse and the shares are considered issued and outstanding for accounting purposes.

In 2017 and 2016, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a three year period, subject to continued employment or service.  From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives.

In 2017 and 2016, the Compensation Committee granted 34,928 and 28,140 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service- and Market-Condition-Based Vesting—In 2017 and 2016, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vest at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, subject to continued employment.

In measuring compensation expense associated with these grants, we use the fair value of the award at the date of grant, determined using a Monte Carlo simulation model.  Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2017:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-	Number of	average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	performance	date fair value
	options	per unit	stock units	per unit	stock units	per unit	stock units	per unit
Beginning balance—December 31, 2016	4,990,443	$8.95	352,602	$17.77	130,691	$18.71	160,333	$18.00
Granted	377,630	12.13	307,905	24.01	85,530	31.58	—	—
Forfeited	(11,339)	10.91	(6,109)	20.37	(4,766)	18.71	—	—
Exercised	(1,203,121)	8.90	—	—	—	—	(57,555)	18.00
Vested	—	—	(145,812)	17.68	—	—	—	—
Balance—December 30, 2017	4,153,613	$9.13	508,586	$20.14	211,455	$23.69	102,778	$18.00

The fair value of the time-vesting options granted in 2017, 2016 and 2015 was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The fair value of the performance stock units granted in 2017 and 2016 was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2017, 2016 and 2015:

	Options			Performance Stock Units
	2017	2016	2015	2017	2016
Risk-free interest rate	2.06% - 2.31%	1.75% - 1.97%	1.68% - 1.92%	1.45%	0.88%
Dividend yield	None	None	None	None	None
Volatility	47%	48%	50%	39%	37%
Expected term	7 Years	10 Years	7 - 10 years	3 Years	3 Years

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $21.1 million, $49.9 million and $19.9 million in the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. As of December 30, 2017, unrecognized compensation cost totaled $23.7 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.6 years as of year-end 2017.

As of December 30, 2017, the intrinsic value of outstanding options, restricted stock units and performance stock units was $53.9 million, $16.0 million and $6.6 million, respectively, and the remaining contractual term was 7.5 years, 8.8 years and 8.6 years, respectively. The weighted average strike price of stock options outstanding as of December 30,

2017 was $18.46 per share. The intrinsic value of 1.2 million exercisable stock options as of December 30, 2017 was $16.8 million with a weighted average strike price of $17.92 and a weighted average remaining vesting period of 7.3 years.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $9.3 million, $8.6 million and $7.1 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

Defined Benefit and Other Postretirement Benefits Plans—The Company’s subsidiary, Continental Cement, sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The salaried plan is closed to new participants and benefits are frozen. The hourly plan is also frozen except that new hourly participants from the Davenport, Iowa location accrue new benefits in the hourly plan. As a result of the collective bargaining unit negotiations in 2017, the hourly defined benefit pension plan was amended to stop future benefit accruals for the Davenport employees effective December 31, 2017. Pension benefits for eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for eligible salaried employees are generally based on years of service and average eligible compensation.

Continental Cement also sponsors two unfunded healthcare and life insurance benefits plans for certain eligible retired employees. Effective January 1, 2014, the plan covering employees of the Hannibal, Missouri location was amended to eliminate all future retiree health and life coverage for current employees. During 2015, Continental Cement adopted one new unfunded healthcare plan to provide benefits prior to Medicare eligibility for certain hourly employees of the Davenport, Iowa location.

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the healthcare and life insurance benefits plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the accumulated benefit obligation (“ABO”). The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations are based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest-crediting rates and mortality rates.

The Company uses December 31 as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	2017		2016
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$27,608	$12,770	$27,914	$13,458
Service cost	285	184	279	230
Interest cost	998	365	1,049	470
Actuarial loss (gain)	1,182	(338)	22	(682)
Curtailments	(430)
Change in plan provision	—	(2,325)	—	65
Benefits paid	(1,659)	(863)	(1,656)	(771)
End of period	$27,984	$9,793	$27,608	$12,770

Change in fair value of plan assets:
Beginning of period	$18,395	$—	$18,336	$—
Actual return on plan assets	1,415		719
Employer contributions	861	863	996	771
Benefits paid	(1,659)	(863)	(1,656)	(771)
End of period	$19,012	$—	$18,395	$—

Funded status of plans	$(8,972)	$(9,793)	$(9,213)	$(12,770)
Current liabilities	$—	$(702)	$—	$(844)
Noncurrent liabilities	(8,972)	(9,091)	(9,213)	(11,926)
Liability recognized	$(8,972)	$(9,793)	$(9,213)	$(12,770)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$9,341	$2,285	$9,248	$3,060
Prior service cost	—	(2,413)	—	(1,968)
Total amount recognized	$9,341	$(128)	$9,248	$1,092

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (credit) and prior service cost, which has not yet been recognized in periodic benefit cost. At December 30, 2017, the actuarial loss (credit) and prior service cost (credit) expected to be amortized from AOCI to benefit cost in 2018 is $0.3 million and $(0.2) million for the pension and postretirement obligations, respectively.

	2017		2016		2015
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial gain (loss)	$1,068	$(338)	$688	$(682)	$(16)	$(1,720)
Prior service cost	—	(572)	—	64	—	—
Amortization of prior year service cost	—	168	—	174	—	174
Curtailment benefit	(429)	—	—	—	—	—
Amortization of gain	(547)	(64)	(463)	(207)	(326)	(235)
Adjustment to plan benefits	—	(414)	—	—	—	—
Total amount recognized	$92	$(1,220)	$225	$(651)	$(342)	$(1,781)

Components of net periodic benefit cost:
Service cost	$285	$184	$279	$230	$159	$149
Interest cost	998	365	1,049	470	1,041	447
Amortization of gain	547	64	463	207	326	235
Expected return on plan assets	(1,302)	—	(1,386)	—	(1,385)	—
Amortization of prior service credit	—	(168)	—	(174)	—	(174)
Net periodic benefit cost	$528	$445	$405	$733	$141	$657

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2017 and 2016 are:

	2017		2016
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.23% - 3.37%	3.20% - 3.25%	3.61% - 3.81%	3.32% - 3.65%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 30, 2017, December 31, 2016 and January 2, 2016:

	2017		2016		2015
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.61% - 3.81%	3.54% - 3.65%	3.74% - 3.97%	3.34% - 3.80%	3.50% - 3.98%	3.39% - 3.52%
Expected long-term rate of return on plan assets	7.00%	N/A	7.30%	N/A	7.30%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates were 8.0% grading to 4.5% as of year-end 2017 and 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2017 and 2016:

	2017		2016
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$39	$(33)	$55	$(47)
APBO	857	(769)	1,197	(1,038)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 30, 2017 and December 31, 2016.

At year-end 2017 and 2016, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 31, 2017 and December 31, 2016 are as follows:

	2017
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,620	$3,068	$552
Intermediate—corporate	3,872	—	3,872
Short-term—government	497	497	—
Short-term—corporate	1,702	—	1,702
Equity securities:
U.S. Large cap value	1,765	1,765	—
U.S. Large cap growth	588	588	—
U.S. Mid cap value	586	586	—
U.S. Mid cap growth	586	586	—
U.S. Small cap value	571	571	—
U.S. Small cap growth	580	580	—
Managed Futures	392	—	392
International	1,547	677	870
Commodities Broad Basket	801	—	801
Cash	1,522	—	1,522
Precious metals	383	383	—
Total	$19,012	$9,301	$9,711

	2016
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$1,770	$—	$1,770
Intermediate—corporate	2,658	—	2,658
Short-term—government	912	—	912
Short-term—corporate	3,613	—	3,613
Equity securities:
U.S. Large cap value	1,181	1,181	—
U.S. Large cap growth	1,103	1,103	—
U.S. Mid cap value	577	577	—
U.S. Mid cap growth	546	546	—
U.S. Small cap value	551	551	—
U.S. Small cap growth	540	540	—
Managed Futures	366	366	—
International	1,099	1,099	—
Emerging Markets	359	359	—
Commodities Broad Basket	707	707	—
Cash	2,094	2,094	—
Precious metals	319	319	—
Total	$18,395	$9,442	$8,953

Cash Flows—The Company expects to contribute approximately $1.4 million in 2018 to both its pension plans and to its healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2018	$1,835	$702
2019	1,830	667
2020	1,804	675
2021	1,771	655
2022	1,768	649
2023 - 2027	8,457	3,250

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $3.9 million and $5.1 million as of December 30, 2017 and December 31, 2016, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of December 30, 2017 and December 31, 2016 were $67.9 million and $63.6 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 30, 2017 and December 31, 2016:

	2017	2016
Beginning balance	$23,906	$20,735
Acquired obligations	2,303	835
Change in cost estimate	(1,764)	3,055
Settlement of reclamation obligations	(1,996)	(2,283)
Accretion expense	1,880	1,564
Ending balance	$24,329	$23,906

(16) Commitments and Contingencies

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

Litigation and Claims—The Company is obligated under an indemnification agreement entered into with the sellers of Harper Contracting, Inc., Harper Sand and Gravel, Inc., Harper Excavating, Inc., Harper Ready Mix Company, Inc. and Harper Investments, Inc. for the sellers’ ownership interests in a joint venture agreement. The Company has the rights to any benefits under the joint venture as well as the assumption of any obligations, but does not own equity interests in the joint venture. The joint venture has incurred significant losses on a highway project in Utah, which have resulted in requests for funding from the joint venture partners and ultimately from the Company. In the third quarter of 2017, the Company settled its remaining obligations under the indemnification agreement for $3.5 million, which was $0.8 million less than amounts previously accrued.

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

(17) Leasing Arrangements

Rent expense, which primarily relates to land, plants and equipment, during the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $21.7 million, $18.6 million and $12.1 million, respectively. The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $18.7 million, $15.6 million and $12.6 million, respectively. Minimum contractual commitments for the subsequent five years under long-term operating leases and under royalty agreements are as follows:

	Operating	Royalty
	Leases	Agreements
2018	$8,627	$6,450
2019	7,077	6,017
2020	5,826	5,833
2021	4,650	5,550
2022	2,475	5,431

(18) Related Party Transactions

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

(19) Fair Value of Financial Instruments

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of December 30, 2017 and December 31, 2016 was:

	2017	2016
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$594	$9,288
Cash flow hedges	488	942
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$34,301	$2,377
Cash flow hedges	492	1,438

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Unadjusted quoted prices for identical assets or liabilities in active markets.

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

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material adjustments to the fair value of contingent consideration in 2017 or 2016, or to cash flow hedges in 2017 or 2016. In 2016, a $6.1 million increase in the fair value of contingent consideration was recognized as a result of a change in projected cash payments.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of December 30, 2017 and December 31, 2016 were:

	December 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,893,239	$1,832,455	$1,586,102	$1,536,065

Level 3
Current portion of deferred consideration and noncompete obligations(2)	13,493	13,493	14,874	14,874
Long term portion of deferred consideration and noncompete obligations(3)	23,834	23,834	30,287	30,287

(1)	$4.8 million and $6.5 million included in current portion of debt as of December 30, 2017 and December 31, 2016, respectively.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

(20) Segment Information

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 30, 2017, December 31, 2016 and January 2, 2016:

	2017	2016	2015
Revenue*:
West	$998,843	$813,682	$804,503
East	629,919	531,294	432,310
Cement	303,813	281,087	195,484
Total revenue	$1,932,575	$1,626,063	$1,432,297

*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2017	2016	2015
(Loss) income from continuing operations before taxes	$(158,200)	$40,827	$(19,194)
Interest expense	108,549	97,536	84,629
Depreciation, depletion and amortization	177,643	147,736	118,321
Accretion	1,875	1,564	1,402
IPO/ Legacy equity modification costs	—	37,257	28,296
Loss on debt financings	4,815	—	71,631
Tax receivable agreement expense	271,016	14,938	—
Transaction costs	7,733	6,797	9,519
Management fees and expenses	—	(1,379)	1,046
Non-cash compensation	21,140	12,683	5,448
Other	1,206	13,388	(13,570)
Total Adjusted EBITDA	$435,777	$371,347	$287,528

Total Adjusted EBITDA by Segment:
West	$203,590	$167,434	$150,764
East	139,108	126,007	92,303
Cement	127,547	112,991	74,845
Corporate and other	(34,468)	(35,085)	(30,384)
Total Adjusted EBITDA	$435,777	$371,347	$287,528

	2017	2016	2015
Purchases of property, plant and equipment
West	$83,591	$77,335	$39,896
East	68,556	45,492	26,268
Cement	35,803	25,408	17,151
Total reportable segments	187,950	148,235	83,315
Corporate and other	6,196	5,248	5,635
Total purchases of property, plant and equipment	$194,146	$153,483	$88,950

	2017	2016	2015
Depreciation, depletion, amortization and accretion:
West	$71,314	$65,345	$53,727
East	67,252	51,540	38,923
Cement	38,351	30,006	24,758
Total reportable segments	176,917	146,891	117,408
Corporate and other	2,601	2,409	2,315
Total depreciation, depletion, amortization and accretion	$179,518	$149,300	$119,723

	2017	2016	2015
Total assets:
West	$1,225,463	$902,763	$821,479
East	1,035,609	870,613	545,187
Cement	870,652	868,440	843,941
Total reportable segments	3,131,724	2,641,816	2,210,607
Corporate and other	655,609	139,650	185,572
Total	$3,787,333	$2,781,466	$2,396,179

	2017	2016	2015
Revenue by product*:
Aggregates	$313,383	$264,609	$219,040
Cement	282,041	250,349	167,696
Ready-mix concrete	492,302	395,917	350,262
Asphalt	285,653	239,419	252,031
Paving and related services	371,763	304,041	295,995
Other	187,433	171,728	147,273
Total revenue	$1,932,575	$1,626,063	$1,432,297

*       Revenue from the liquid asphalt terminals is included in asphalt revenue.

(21) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is shown below for the years ended December 30, 2017 and December 31, 2016. The basic and diluted earnings per share amounts for each period shown reflect retroactive application of 1,521,056 and 1,135,962 shares of Class A common stock issued as stock dividends in 2017 and 2016, respectively.

	2017				2016
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net revenue	$440,610	$574,387	$478,368	$259,044	$387,389	$480,210	$412,636	$208,039
Operating income (loss)	57,306	113,911	82,444	(32,784)	48,761	88,410	46,948	(29,457)
Net income (loss) (1)	44,510	84,287	52,088	(55,108)	6,049	61,106	21,505	(42,534)
Net income (loss) attributable to Summit Inc. (1)	43,010	81,264	50,000	(52,444)	(290)	44,820	13,371	(21,118)

Basic earnings per share attributable to Summit Inc. (1)	$0.39	$0.74	$0.46	$(0.49)	$(0.00)	$0.59	$0.21	$(0.40)
Diluted earnings per share attributable to Summit Inc. (1)	0.38	0.73	0.46	(0.49)	(0.00)	0.59	0.20	(0.40)

(1)	The third quarter of 2017 amounts are revised from prior disclosed amounts due to adjustments identified during the fourth quarter of 2017.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of December 30, 2017. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2017, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 30, 2017 our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Summit Materials, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Summit Materials, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive loss, cash flows and changes in redeemable noncontrolling interest and stockholders’ equity for each of the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
Denver, Colorado
February 14, 2018

Changes in Internal Control

There was no change in Summit Materials, Inc.’s  or Summit Materials, LLC’s internal control over financial reporting that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

ITEM  9B.OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is included in the sections entitled “Item 1–Election of Directors”, “Corporate Governance—Board Meetings and Committees—Audit Committee”, “Corporate Governance—Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to the 2018 annual meeting of stockholders (the “2018 Proxy Statement”) is incorporated herein by reference, except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S–K has been included in Part 1 of this Annual Report on Form 10–K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Beneficial Ownership of Shares” in our 2018 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 30, 2017
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	13,500,000	$18.83	8,626,346

(1)	Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of December 30, 2017, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information provided under the heading “Item 2—Ratification of Appointment of KPMG LLP” included in our 2018 Proxy Statement is incorporated herein by reference.

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

4.5

Fourth Supplemental Indenture, dated as of February 3, 2016, between Pelican Asphalt Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Registrants’ Annual Report on Form 10-K filed on February 22, 2016 (File No. 001-36873)).

4.6

Fifth Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

4.7

Sixth Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed August 10, 2016 (File No. 001-36873)).

4.8

Seventh Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.9

Eighth Supplemental Indenture, dated as of March 30, 2017, among Peak Materials, LLC and Razorback Concrete Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed May 3, 2017 (File No. 001-36873)).

4.10

Ninth Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.11*	Tenth Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee.

4.12*

Eleventh Supplemental Indenture, dated as of November 10, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee.

4.13*

Twelfth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee.

4.14	Form of 6.125% Senior Note due 2023 (included in Exhibit 4.1)

4.15

Indenture dated as of March 8, 2016, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the Registrants’ Current Report on Form 8-K filed on March 8, 2016 (File No. 001-36873)).

4.16

First Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

4.17

Second Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 10, 2016 (File No. 001-36873)).

4.18

Third Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.19

Fourth Supplemental Indenture, dated as of March 30, 2017, among Peak Materials, LLC and Razorback Concrete Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q, filed May 3, 2017 (File No. 001-36873)).

4.20

Fifth Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.21*	Sixth Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee.

4.22*

Seventh Supplemental Indenture, dated as of November 10, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee.

4.23*

Eighth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee.

4.24	Form of 8.500% Senior Note due 2022 (included in Exhibit 4.12).

4.25

Indenture, dated as of June 1, 2017, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K, filed June 1, 2017 (File No. 001-36873)).

4.26	Form of 5.125% Senior Note due 2025 (included in Exhibit 4.18).

4.27

First Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.28*	Second Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee.

4.29*

Third Supplemental Indenture, dated as of November 10, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee.

4.30*

Fourth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee.

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

10.6+	Summit Materials, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.7+

Form of Restricted LP Unit Agreement (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058))

10.8+

Form of Stock Option Agreement (Leverage Restoration Options) (incorporated by reference to Exhibit 10.8 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.9+

Form of Restricted Stock Unit Award Notice and Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.10+

Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.11+

Form of Nonqualified Stock Option Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.12+

Form of Performance Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.13+

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.14

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

10.15

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

10.16

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

10.17

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

10.18

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

10.19

Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.20

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

10.21

Amendment No. 1, dated as of January 19, 2017, to the Amended and Restated Credit Agreement, dated as of July 17, 2015, among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed January 19, 2017 (File No. 001-36873)).

10.22

Amendment No. 2, dated as of November 21, 2017, to the Amended and Restated Credit Agreement, dated as of July 17, 2015, among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on November 21, 2017 (File No. 001-36873)).

10.23

Acquisition Agreement, dated as of December 5, 2013, among Alleyton Resource Corporation, Colorado Gulf, LP, Texas CGC, LLC, Barten Shepard Investments, LP, TBGSI Corp., the individuals signatory thereto and Summit Materials, LLC (incorporated by reference to Exhibit 10.6 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.24

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

10.25+

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

10.28+

Employment Agreement, dated as of December 3, 2013, between Summit Materials Holdings L.P. and Brian J. Harris (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s current Quarterly Report on Form 8-K/A, filed December 4, 2013 (File No. 333-187556)).

10.29

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

10.30+	Michael J. Brady offer letter (incorporated by reference to Exhibit 10.19 of Summit Materials, LLC’s Annual Report on Form 10-K, filed February 23, 2015 (File No. 333-187556)).

10.31+

Form of Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.28 to Summit Materials, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1, filed March 2, 2015 (File No. 333-201058)).

10.32+

Agreement and Release, dated as of December 15, 2017, between Douglas C. Rauh, Summit Materials Holdings L.P., and solely for certain purposes specified therein, Summit Materials, Inc. (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).

10.33+	Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).

10.34+

Offer Letter, dated as of December 19, 2017, between Summit Materials Holdings L.P. and Karl Watson (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 4, 2018 (File No. 001-36873).

10.35+*	Agreement and Release, dated as of January 17, 2018, between Damian J. Murphy, Summit Materials Holdings L.P., and solely for certain purposes specified therein, Summit Materials, Inc.

12.1*	Computation of ratio of earnings to fixed charges

21*	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc.

23.1*	Consent of KPMG, Independent Registered Public Accounting Firm.

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: February 14, 2018	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 14th day of February 2018.

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