Form 10-Q
period 2018-03-31
Summit Materials, Inc.; Summit Materials, LLC
filed 2018-05-08
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 111,491,743 and 100, respectively.

As of May 1, 2018, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of March 31, 2018, its sole material asset was a 96.9% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8  1/2% senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three months ended March 31, 2018 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel;

•	supply constraints or significant price fluctuations in the petroleum-based resources that we use, including electricity, diesel and liquid asphalt;

•	unexpected operational difficulties;

•	interruptions in our information technology systems and infrastructure; and

•	potential labor disputes.

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

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of March 31, 2018. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
96.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
3.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$300.0 million 2025 Notes
$235.0 million revolving credit facility
$633.8 million term loan facility
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

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 30,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$178,293	$383,556
Accounts receivable, net	180,099	198,330
Costs and estimated earnings in excess of billings	12,668	9,512
Inventories	226,750	184,439
Other current assets	13,742	7,764
Total current assets	611,552	783,601
Property, plant and equipment, less accumulated depreciation, depletion and amortization (March 31, 2018 - $673,761 and December 30, 2017 - $631,841)	1,672,880	1,615,424
Goodwill	1,109,448	1,036,320
Intangible assets, less accumulated amortization (March 31, 2018 - $7,020 and December 30, 2017 - $6,698)	16,621	16,833
Deferred tax assets, less valuation allowance (March 31, 2018 and December 30, 2017 - $1,675)	297,729	284,092
Other assets	48,350	51,063
Total assets	$3,756,580	$3,787,333
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$4,765
Current portion of acquisition-related liabilities	37,101	14,087
Accounts payable	110,348	98,744
Accrued expenses	112,329	116,629
Billings in excess of costs and estimated earnings	15,131	15,750
Total current liabilities	281,263	249,975
Long-term debt	1,808,535	1,810,833
Acquisition-related liabilities	28,894	58,135
Tax receivable agreement liability	332,162	331,340
Other noncurrent liabilities	70,379	65,329
Total liabilities	2,521,233	2,515,612
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 111,488,573 and 110,350,594 shares issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	1,116	1,104
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2018 and December 30, 2017	—	—
Additional paid-in capital	1,176,906	1,154,220
Accumulated earnings	42,104	95,833
Accumulated other comprehensive income	4,823	7,386
Stockholders’ equity	1,224,949	1,258,543
Noncontrolling interest in Summit Holdings	10,398	13,178
Total stockholders’ equity	1,235,347	1,271,721
Total liabilities and stockholders’ equity	$3,756,580	$3,787,333

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended
	March 31,	April 1,
	2018	2017
Revenue:
Product	$256,807	$225,017
Service	33,109	34,027
Net revenue	289,916	259,044
Delivery and subcontract revenue	24,505	25,233
Total revenue	314,421	284,277
Cost of revenue (excluding items shown separately below):
Product	197,433	166,968
Service	25,923	25,371
Net cost of revenue	223,356	192,339
Delivery and subcontract cost	24,505	25,233
Total cost of revenue	247,861	217,572
General and administrative expenses	69,861	58,468
Depreciation, depletion, amortization and accretion	46,958	39,748
Transaction costs	1,266	1,273
Operating loss	(51,525)	(32,784)
Interest expense	28,784	24,969
Loss on debt financings	—	190
Other income, net	(7,655)	(657)
Loss from operations before taxes	(72,654)	(57,286)
Income tax benefit	(16,706)	(2,178)
Net loss	(55,948)	(55,108)
Net loss attributable to noncontrolling interest in subsidiaries	—	(98)
Net loss attributable to Summit Holdings	(2,219)	(2,566)
Net loss attributable to Summit Inc.	$(53,729)	$(52,444)
Loss per share of Class A common stock:
Basic	$(0.49)	$(0.49)
Diluted	$(0.49)	$(0.49)
Weighted average shares of Class A common stock:
Basic	110,659,098	106,692,717
Diluted	110,659,098	106,692,717

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended
	March 31,	April 1,
	2018	2017
Net loss	$(55,948)	$(55,108)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,104)	706
Income on cash flow hedges	995	412
Less tax effect of other comprehensive income (loss) items	(520)	—
Other comprehensive (loss) income:	(2,629)	1,118
Comprehensive loss	(58,577)	(53,990)
Less comprehensive loss attributable to the noncontrolling interest in consolidated subsidiaries	—	(98)
Less comprehensive loss attributable to Summit Holdings	(2,285)	(1,448)
Comprehensive loss attributable to Summit Inc.	$(56,292)	$(52,444)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	March 31,	April 1,
	2018	2017
Cash flow from operating activities:
Net loss	$(55,948)	$(55,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	45,559	43,343
Share-based compensation expense	8,507	4,748
Net gain on asset disposals	(4,077)	(1,665)
Non-cash loss on debt financings	—	85
Change in deferred tax asset, net	(17,373)	(2,337)
Other	1,579	783
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable, net	27,979	13,847
Inventories	(35,248)	(24,677)
Costs and estimated earnings in excess of billings	(2,678)	(7,480)
Other current assets	(3,202)	1,477
Other assets	747	(726)
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable	(7,742)	4,169
Accrued expenses	(8,660)	(20,664)
Billings in excess of costs and estimated earnings	(1,788)	(2,703)
Tax receivable agreement liability	822	—
Other liabilities	156	1,369
Net cash used in operating activities	(51,367)	(45,539)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(113,993)	(112,333)
Purchases of property, plant and equipment	(49,505)	(51,056)
Proceeds from the sale of property, plant and equipment	7,788	4,325
Other	1,500	974
Net cash used for investing activities	(154,210)	(158,090)
Cash flow from financing activities:
Proceeds from equity offerings	—	237,600
Capital issuance costs	—	(638)
Debt issuance costs	—	(699)
Payments on debt	(3,972)	(3,566)
Payments on acquisition-related liabilities	(8,962)	(16,414)
Distributions from partnership	(9)	(79)
Proceeds from stock option exercises	15,475	771
Other	(1,820)	(731)
Net cash provided by financing activities	712	216,244
Impact of foreign currency on cash	(398)	100
Net (decrease) increase in cash	(205,263)	12,715
Cash and cash equivalents—beginning of period	383,556	143,392
Cash and cash equivalents—end of period	$178,293	$156,107

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Summit Materials, Inc.

		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	Income (Loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721

Net loss	(53,729)	—	—	—	—	—	—	(2,219)	(55,948)
LP Unit exchanges	—	—	104,104	1	—	—	485	(486)	—
Other comprehensive loss, net of tax	—	(2,563)	—	—	—	—	—	(66)	(2,629)
Stock option exercises	—	—	856,915	9	—	—	15,468	—	15,477
Share-based compensation	—	—	—	—	—	—	8,507	—	8,507
Distributions from partnership	—	—	—	—	—	—	—	(9)	(9)
Other	—	—	176,960	2	—	—	(1,774)	—	(1,772)
Balance — March 31, 2018	$42,104	$4,823	111,488,573	$1,116	100	$—	$1,176,906	$10,398	$1,235,347

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts or otherwise noted)

1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, “Summit,” “we,” “us,” “our” or the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mix concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, two cement plants, cement distribution terminals, ready-mix concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company’s three operating and reporting segments are the West, East and Cement segments.

Substantially all of the Company’s construction materials, products and services are produced, consumed and performed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the production and sales volumes of its products and delivery of services. Therefore, the financial results for any interim period are typically not indicative of the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical changes in construction spending, among other factors.

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. Its sole material asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering (“IPO”), Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries and, through Summit Holdings, conducts its business. Summit Inc. owns the majority of the partnership interests of Summit Holdings (see note 9, Stockholders’ Equity). Summit Materials, LLC (“Summit LLC”) an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Continental Cement Company, L.L.C. (“Continental Cement”) is a wholly owned subsidiary of Summit LLC. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 30, 2017. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and April 1, 2017 and cash flows for the three months ended March 31, 2018 and April 1, 2017.

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

For a summary of the changes in Summit Inc.’s ownership of Summit Holdings, see Note 9, Stockholders’ Equity.

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

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, the TRA liability, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in those states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been extended to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended March 31, 2018 and April 1, 2017.

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

Products

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products, net of discounts or allowances, if any, and freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales. Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, control passes, which generally is when the product is shipped, and collection is reasonably assured.

Aggregates and cement products are sold point-of-sale through purchase orders. When the product is sold on account, collectability typically occurs 30 to 60 days after the sale.  Revenue is recognized when cash is received from the customer at the point of sale or when the products are delivered or collected on site. There are no other timing implications that will create a contract asset or liability, and contract modifications are unlikely given the timing and nature of the transaction. Material sales are likely to have multiple performance obligations if the product is sold with delivery. In these instances, delivery most often occurs on the same day as the control of the product transfers to the customer. As a result, even in the case of multiple performance obligations, the performance obligations are satisfied concurrently and revenue is recognized simultaneously.

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

Revenue derived from paving and related services is recognized using the input method, which approximates progress towards completion. Under the input method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The input method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the three months ended March 31, 2018.

We recognize claims when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

When the contract includes variable consideration, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. The amount of estimated variable consideration included in the transaction price is the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Types of variable consideration include, but are not limited to, liquidated damages and other performance penalties and production and placement bonuses.

The majority of contract modifications relate to the original contract and are often an extension of the original performance obligation. Predominately modifications are not distinct from the terms in the original contract; therefore, they are considered part of a single performance obligation. We account for the modification using a cumulative catch-up adjustment. However, there are instances where goods or services in a modification are distinct from those transferred prior to the modification. In these situations, we account for the modifications as either a separate contract or prospectively depending on the facts and circumstances of the modification.

Generally, construction contracts contain mobilization costs which are categorized as costs to fulfill a contract. These costs are excluded from any measure of progress toward contract fulfillment. These costs do not result in the transfer of control of a good or service to the customer and are amortized over the life of the contract.

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts on the input method for which billings had not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at the balance sheet date are expected to be billed in following periods. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized. Contract assets and liabilities are netted on a contract-by-contract basis.

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

Tax Receivable Agreement— When Class A limited partnership units of Summit Holdings (“LP Units”) are exchanged for shares of Class A common stock of Summit Inc. purchases LP Units for cash, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. Prior to our IPO, we entered into a TRA with the pre-IPO owners that requires us to pay the pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize as a result of these exchanges. These benefits include (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, (2) tax benefits attributable to payments under the TRA, or (3) under certain circumstances such as an early termination of the TRA, we are deemed to realize, as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

We periodically evaluate the realizability of the deferred tax assets resulting from the exchange of LP Units for Class A common stock. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable. If so, we record a TRA liability equal to 85% of such deferred tax assets, and the remaining 15% as an increase to additional paid-in capital. If a deferred tax asset subject to the TRA is determined not to be realizable and therefore subject to a valuation allowance, we do not record a TRA liability for such deferred tax assets. In subsequent periods, we assess the realizability of all of our deferred tax assets subject to the TRA. Should we determine a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA is accounted for as a contingent liability. Therefore, once we determine that a payment to a pre-IPO owner has become probable and can be estimated, the estimate of payment will be accrued.

Reclassification —The Company reclassified $(2.4) million from Deferred income tax benefit and $17,000 from Other current assets to Change in deferred tax asset, net for the three months ended April 1, 2017 consolidated statements of cash flows, to conform to the current year presentation.

New Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. We adopted this ASU in the first quarter of 2018 using the modified retrospective approach, which did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitutes a business.

The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. We adopted this ASU in the first quarter of 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements.

2.ACQUISITIONS

Since its formation, the Company has completed numerous acquisitions, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The following table summarizes the Company’s acquisitions by region and period:

	Three months ended	Year ended
	March 31,	December 30,
	2018	2017
West	2	6
East	2	8

The purchase price allocation, primarily the valuation of property, plant and equipment for the 2018 acquisitions, as well as the 2017 acquisitions that occurred after April 1, 2017, has not yet been finalized due to the recent timing of the acquisitions and status of the valuation of property, plant and equipment. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Three months ended	Year ended
	March 31,	December 30,
	2018	2017
Financial assets	$10,372	$31,615
Inventories	7,233	8,300
Property, plant and equipment	41,458	160,975
Intangible assets	108	161
Other assets	2,979	4,200
Financial liabilities	(9,307)	(15,501)
Other long-term liabilities	(3,597)	(17,610)
Net assets acquired	49,246	172,140
Goodwill	73,274	247,536
Purchase price	122,520	419,676
Acquisition-related liabilities	(8,527)	(43,452)
Other	—	(1,294)
Net cash paid for acquisitions	$113,993	$374,930

Changes in the carrying amount of goodwill, by reportable segment, from December 30, 2017 to March 31, 2018 are summarized as follows:

	West	East	Cement	Total
Balance, December 30, 2017	$526,290	$305,374	$204,656	$1,036,320
Acquisitions (1)	43,810	30,960	—	74,770
Foreign currency translation adjustments	(1,642)	—	—	(1,642)
Balance, March 31, 2018	$568,458	$336,334	$204,656	$1,109,448

(1)	Reflects goodwill from 2018 acquisitions and working capital adjustments from prior year acquisitions.

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

	March 31, 2018			December 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,998	$(4,381)	$11,617	$15,888	$(4,178)	$11,710
Reserve rights	6,234	(1,699)	4,535	6,234	(1,625)	4,609
Trade names	1,000	(783)	217	1,000	(758)	242
Other	409	(157)	252	409	(137)	272
Total intangible assets	$23,641	$(7,020)	$16,621	$23,531	$(6,698)	$16,833

Amortization expense totaled $0.3 million and $0.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to March 31, 2018 is as follows:

2018 (nine months)	$938
2019	1,275
2020	1,162
2021	1,120
2022	1,120
2023	1,120
Thereafter	9,886
Total	$16,621

3.REVENUE RECOGNITION

We derive our revenue predominantly by selling construction materials, products and providing paving and related services. Construction materials consist of aggregates and cement. Products consist of related downstream products, including ready-mix concrete, asphalt paving mix and concrete products. Paving and related service revenue is generated primarily from the asphalt paving services that we provide.

Revenue by product for the three months ended March 31, 2018 and April 1, 2017 is as follows:

	Three months ended
	March 31,	April 1,
	2018	2017
Revenue by product*:
Aggregates	$67,450	$61,622
Cement	33,117	39,435
Ready-mix concrete	122,015	93,177
Asphalt	18,141	19,537
Paving and related services	34,336	36,296
Other	39,362	34,210
Total revenue	$314,421	$284,277

*Revenue from liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances for the years ended 2018 and 2017. Also included in the table is the net change in estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—December 30, 2017	$9,512	$15,750
Changes in revenue billed, contract price or cost estimates	2,678	(1,788)
Acquisitions	483	1,179
Other	(5)	(10)
Balance—March 31, 2018	$12,668	$15,131

Accounts receivable, net consisted of the following as of March 31, 2018 and December 30, 2017:

	March 31,	December 30,
	2018	2017
Trade accounts receivable	$153,563	$137,696
Construction contract receivables	19,304	49,832
Retention receivables	12,378	14,973
Receivables from related parties	320	468
Accounts receivable	185,565	202,969
Less: Allowance for doubtful accounts	(5,466)	(4,639)
Accounts receivable, net	$180,099	$198,330

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of March 31, 2018 and December 30, 2017:

	March 31,	December 30,
	2018	2017
Aggregate stockpiles	$142,817	$126,791
Finished goods	54,258	34,667
Work in process	8,845	7,729
Raw materials	20,830	15,252
Total	$226,750	$184,439

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2018 and December 30, 2017:

	March 31,	December 30,
	2018	2017
Interest	$23,547	$24,095
Payroll and benefits	22,278	33,915
Capital lease obligations	22,733	19,276
Insurance	11,423	11,455
Non-income taxes	9,553	7,236
Professional fees	2,785	1,717
Other (1)	20,010	18,935
Total	$112,329	$116,629

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.DEBT

Debt consisted of the following as of March 31, 2018 and December 30, 2017:

	March 31,	December 30,
	2018	2017
Term Loan, due 2024:
$633.8 million and $635.4 million, net of $1.5 million and $1.6 million discount at March 31, 2018 and December 30, 2017, respectively	$632,275	$633,805
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.3 million and $1.4 million discount at March 31, 2018 and December 30, 2017, respectively	648,710	648,650
5 1⁄8% Senior Notes, due 2025	300,000	300,000
Total	1,830,985	1,832,455
Current portion of long-term debt	6,354	4,765
Long-term debt	$1,824,631	$1,827,690

The contractual payments of long-term debt, including current maturities, for the five years subsequent to March 31, 2018, are as follows:

2018 (nine months)	$3,177
2019	6,354
2020	7,942
2021	6,354
2022	256,354
2023	656,354
Thereafter	897,253
Total	1,833,788
Less: Original issue net discount	(2,803)
Less: Capitalized loan costs	(16,096)
Total debt	$1,814,889

Senior Notes—On June 1, 2017, Summit LLC and Summit Finance (together, the “Issuers”) issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. The 2025 Notes were issued under an indenture dated June 1, 2017 (as amended and supplemented, the “2017 Indenture”). The 2017 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2017 Indenture also contains customary events of default. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

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

As of March 31, 2018 and December 30, 2017, the Company was in compliance with all financial covenants under the applicable indentures.

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

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.25% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.00% for LIBOR rate loans.

There were no outstanding borrowings under the revolving credit facility as of March 31, 2018 and December 30, 2017, leaving remaining borrowing capacity of $219.6 million as of March 31, 2018, which is net of $15.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of March 31, 2018 and December 30, 2017, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the three months ended March 31, 2018 and April 1, 2017:

Deferred financing fees
Balance—December 30, 2017	$19,033
Amortization	(1,013)
Balance—March 31, 2018	$18,020

Balance—December 31, 2016	$18,290
Loan origination fees	699
Amortization	(917)
Write off of deferred financing fees	(45)
Balance—April 1, 2017	$18,027

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of March 31, 2018 or December 30, 2017.

7.INCOME TAXES

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

Our income tax benefit was $16.7 million and $2.2 million in the three months ended March 31, 2018 and April 1, 2017, respectively. We recorded an income tax benefit in the three months ended March 31, 2018, primarily related to our loss before taxes. Our effective income tax rate was higher in the first quarter of 2018 as compared to the same period in 2017 as our deferred tax assets were subject to a valuation allowance as of April 1, 2017. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) changes in valuation allowance for 2017, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

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

As of March 31, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Tax Receivable Agreement—The Company is party to a TRA with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

In the three months ended March 31, 2018, 104,104 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $1.0 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an increase in additional paid in capital. As of March 31, 2018 and December 30, 2017, we had recorded $332.2 million and $331.9 million of TRA liability of which $0.6 million was classified as accrued expenses as of December 30, 2017.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to an individual or corporate resident in New York, New York (or a corporate resident in certain circumstances). In the three months ended March 31, 2018 and April 1, 2017, we made tax distribution payments of $9,000 and $79,000, respectively.

As of March 31, 2018 and December 30, 2017, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three months ended March 31, 2018 and April 1, 2017.

8.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic earnings per share:

	Three months ended
	March 31,	April 1,
	2018	2017
Net loss attributable to Summit Inc.	$(53,729)	$(52,444)
Weighted average shares of Class A stock outstanding	110,659,098	106,692,717
Basic loss per share	$(0.49)	$(0.49)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	March 31,	April 1,
	2018	2017
Antidilutive shares:
LP Units	3,585,516	4,915,202
Time-vesting stock options	3,296,133	5,311,863
Warrants	100,037	160,333
Time-vesting restricted stock units	854,482	527,393
Market-based restricted stock units	295,252	211,455

9.STOCKHOLDERS’ EQUITY

Equity Offering—On January 10, 2017, Summit Inc. raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share. Summit Inc. used these proceeds to purchase an equal number of LP Units.

During 2017 and 2018, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	104,104	(104,104)	—
Other equity transactions	1,033,875	—	1,033,875
Balance — March 31, 2018	111,488,573	3,585,516	115,074,089	96.9%

Balance — December 31, 2016	97,554,278	5,151,297	102,705,575	95.0%
January 2017 public offering	10,000,000	—	10,000,000
Exchanges during period	236,095	(236,095)	—
Other equity transactions	134,423	—	134,423
Balance — April 1, 2017	107,924,796	4,915,202	112,839,998	95.6%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest elimination, which was 3.1% and 3.2% as of March 31, 2018 and December 30, 2017, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Foreign currency translation adjustment, net of tax	—	(3,772)	—	(3,772)
Income on cash flow hedges, net of tax	—	—	1,209	1,209
Balance — March 31, 2018	$2,364	$865	$1,594	$4,823

Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Foreign currency translation adjustment	—	670	—	670
Income on cash flow hedges	—	—	393	393
Balance — April 1, 2017	$1,450	$(2,436)	$(200)	$(1,186)

10.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	March 31,	April 1,
	2018	2017
Cash payments:
Interest	$26,927	$26,727
Income taxes	1,582	230
Non cash financing activities:
Exchange of LP Units to shares of Class A common stock	3,325	5,753

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of March 31, 2018 and December 30, 2017, $20.5 million and $20.5 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.0 million and $3.9 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of March 31, 2018 and December 30, 2017 were $71.7 million and $67.9 million, respectively.

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

12.FAIR VALUE

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of March 31, 2018 and December 30, 2017 was:

	March 31,	December 30,
	2018	2017
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$23,474	$594
Cash flow hedges	123	488
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$4,025	$34,301
Cash flow hedges	—	492

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 11.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges is based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of March 31, 2018 and April 1, 2017.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of March 31, 2018 and December 30, 2017 was:

	March 31, 2018		December 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,860,811	$1,830,985	$1,893,239	$1,832,455

Level 3
Current portion of deferred consideration and noncompete obligations(2)	13,627	13,627	13,493	13,493
Long term portion of deferred consideration and noncompete obligations(3)	24,869	24,869	23,834	23,834

(1)	$6.4 million and $4.8 million included in current portion of debt as of March 31, 2018 and December 30, 2017, respectively.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, our Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of the Company’s segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, accretion, share-based compensation, and transaction costs, as well as various other non-recurring, non-cash amounts.

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

The following tables display selected financial data for the Company’s reportable business segments as of March 31, 2018 and December 30, 2017 and for the three months ended March 31, 2018 and April 1, 2017:

	Three months ended
	March 31,	April 1,
	2018	2017
Revenue*:
West	$181,713	$143,219
East	95,157	97,223
Cement	37,551	43,835
Total revenue	$314,421	$284,277

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	March 31,	April 1,
	2018	2017
Loss from continuing operations before taxes	$(72,654)	$(57,286)
Interest expense	28,784	24,969
Depreciation, depletion and amortization	46,543	39,304
Accretion	415	444
Loss on debt financings	—	190
Transaction costs	1,266	1,273
Non-cash compensation	8,507	4,748
Other	(7,348)	(12)
Total Adjusted EBITDA	$5,513	$13,630

Total Adjusted EBITDA by Segment:
West	$16,173	$15,699
East	(3,203)	4,348
Cement	3,667	2,685
Corporate and other	(11,124)	(9,102)
Total Adjusted EBITDA	$5,513	$13,630

	Three months ended
	March 31,	April 1,
	2018	2017
Purchases of property, plant and equipment
West	$28,909	$26,562
East	14,464	15,706
Cement	4,468	7,673
Total reportable segments	47,841	49,941
Corporate and other	1,664	1,115
Total purchases of property, plant and equipment	$49,505	$51,056

	Three months ended
	March 31,	April 1,
	2018	2017
Depreciation, depletion, amortization and accretion:
West	$22,151	$15,663
East	17,727	15,378
Cement	6,370	8,048
Total reportable segments	46,248	39,089
Corporate and other	710	659
Total depreciation, depletion, amortization and accretion	$46,958	$39,748

	March 31,	December 30,
	2018	2017
Total assets:
West	$1,313,661	$1,225,463
East	1,083,989	1,035,609
Cement	887,737	870,652
Total reportable segments	3,285,387	3,131,724
Corporate and other	471,193	655,609
Total	$3,756,580	$3,787,333

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

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

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 12 operating companies spanning 43 metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Thomas Hill, who has over 35 years of industry experience, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow.

As of March 31, 2018, we had 3.6 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access.

We have three operating segments: West, East and Cement, which are also our reporting segments. We operate in 23 U.S. states and British Columbia, Canada and currently have assets in 22 U.S. states and British Columbia, Canada. The map below illustrates our geographic asset footprint.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintaining the existing infrastructure. The U.S. President and his administration have called for, among other things, an infrastructure stimulus plan. However, there is currently a lack of clarity around both the timing and details of any such infrastructure plan and the impact, if any, it or other proposed changes in law and regulations may have on our business.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 21%, 13%, 12% and 9%, respectively, of our total revenue in 2017. The following is a summary of key funding initiatives in those states:

•

According to the Texas Department of Transportation (“TXDOT”) total annual funding available for transportation infrastructure, including state and federal funding, is estimated to be approximately $10.3 billion in fiscal year 2018 (commencing September 1, 2017), increasing to $14.3 billion by fiscal year 2020. Texas’ Unified Transportation Program plans for $70 billon to fund transportation projects from 2017 through 2026. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In March 2018, the TXDOT updated its fiscal year 2018 lettings estimate from $4.8 billion to approximately $6.0 billion, which provides for more than 800 transportation projects, the majority of which are expected to have a total value of less than $15 million each. Longer-term, the TXDOT has indicated a target of $8 billion per year in total state and local lettings.

o

In February 2018, the federal government approved a two-year budget agreement. Included within this package was approximately $89 billion in relief funding related to a series of natural disasters, including Hurricane Harvey, which impacted our Houston market in the second half of calendar 2017. We believe that significant federal funding stemming from the $89 billion relief package is expected to result in the construction of new water and transportation infrastructure in the Houston market from 2018 to 2020. Further, an omnibus appropriation was approved in March 2018. This bill provides approximately $2.0 billion in new funding for highway, bridge and tunnel obligations at the state level. We believe that this federal funding may utilized by state departments of transportation between March 2018 and September 2021 on the condition that the states provide some degree of matching funding, as set forth in the omnibus appropriation bill.

o

In November 2015, Texas voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the State Highway Fund. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the State Highway Fund.  As of November 2017, TXDOT anticipated that funding from Proposition 7 for fiscal year 2019 would be approximately $2.9 billion dollars, increasing to more than $4.7 billion by fiscal year 2020.

o

In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the State Highway Fund each year. As of November 2017, TXDOT anticipates that funding from Proposition 1 for fiscal year 2018 will be in excess of $550 million, increasing to more than $800 million by fiscal year 2020

•

Utah’s transportation investment fund has $2.3 billion programmed for 2017 through 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for a number of projects that the Utah Transportation Commission already approved.

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

Backlog

Our products are generally delivered upon receipt of orders or requests from customers, or shortly thereafter. Accordingly, the backlog associated with product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. Therefore, a period-over-period increase or decrease of backlog does not necessarily result in an improvement or a deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer and does not include products purchased and sold or services awarded and provided within the period. Subject to applicable contract terms, substantially all contracts in our backlog may be cancelled or modified by our customers. Historically, we have not been materially adversely affected by contract cancellations or modifications.

As a vertically-integrated business, approximately 21% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 57% of the asphalt paving mix were laid by our paving crews during the three months ended March 31, 2018. Our backlog as of March 31, 2018, was 18.7 million tons of aggregates, 1.9 million cubic yards of ready-mix concrete, 3.4 million tons of asphalt and $479.4 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three months ended March 31, 2018 as compared to April 1, 2017, are:

•	Net revenue increased $30.9 million in the three months ended March 31, 2018, primarily resulting from contributions from our acquisitions.

•

Our operating loss increased $18.7 million in the three months ended March 31, 2018, primarily due to increased depreciation and amortization in 2018 resulting from our acquisitions. Further, our general and administrative expenses for the three month period ended March 31, 2018 were higher than the comparable period in 2017 primarily due to the acquisitions which occurred in the last nine months of 2017, as well as increased stock-based compensation charges in the first quarter of 2018.

•	In January 2017, we raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing a total of four acquisitions in the first quarter of 2018, of which two were in the West segment and two were in the East segment.

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

Operating income (loss) reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs, as a percentage of revenue, to decrease. Our transaction costs fluctuate with the level acquisition activity completed each year.

The table below includes revenue and operating loss by segment for the three months ended March 31, 2018 and April 1, 2017.

	Three months ended
	March 31, 2018		April 1, 2017
		Operating		Operating
(in thousands)	Revenue	loss	Revenue	loss
West	$181,713	$(6,130)	$143,219	$(287)
East	95,157	(20,888)	97,223	(11,518)
Cement	37,551	(2,848)	43,835	(5,270)
Corporate (1)	—	(21,659)	—	(15,709)
Total	$314,421	$(51,525)	$284,277	$(32,784)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended March 31, 2018 and April 1, 2017.

	Three months ended
	March 31,	April 1,
	2018	2017
(in thousands)
Net revenue	$289,916	$259,044
Delivery and subcontract revenue	24,505	25,233
Total revenue	314,421	284,277
Cost of revenue (excluding items shown separately below)	247,861	217,572
General and administrative expenses	69,861	58,468
Depreciation, depletion, amortization and accretion	46,958	39,748
Transaction costs	1,266	1,273
Operating loss	(51,525)	(32,784)
Interest expense (1)	28,784	24,969
Loss on debt financings	—	190
Other income, net	(7,655)	(657)
Loss from operations before taxes (1)	(72,654)	(57,286)
Income tax benefit	(16,706)	(2,178)
Net loss (1)	$(55,948)	$(55,108)

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.2 million less interest expense than Summit Inc., in the three months ended March 31, 2018. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three months ended March 31, 2018 compared to the three months ended April 1, 2017

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Net revenue	$289,916	$259,044	$30,872	11.9%
Operating loss	(51,525)	(32,784)	(18,741)	(57.2)%
Operating margin percentage	(17.8)%	(12.7)%
Adjusted EBITDA (1)	$5,513	$13,630	$(8,117)	(59.6)%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue increased $30.9 million in the three months ended March 31, 2018, primarily resulting from our acquisition program. Our increase in net revenue resulted primarily from increased sales of products, offset by minor decreases in sales of materials and service revenue. We generated organic volume growth in our ready-mix concrete line of business during the first quarter of 2018 over the prior year period, while the aggregates, cement and asphalt lines of business had declines in organic volumes. We had organic price growth in our aggregates, cement and ready-mix concrete lines of business during the first quarter of 2018. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended March 31, 2018, our net revenue growth was $40.8 million from acquisitions, offset by a $9.9 million decrease in organic revenues. Operating income decreased by $18.7 million in the first quarter of 2018 as compared to the first quarter of 2017 as a result of an increase in our general administrative expenses and depreciation, depletion, amortization and accretion expense. Our general and administrative expenses increased in the first quarter of 2018 as compared to the same period a year ago, due to the acquisitions that occurred in the last nine months of 2017, as well as increases in stock-based compensation expenses. Our depreciation, depletion, amortization and accretion increased $7.2 million primarily due to acquisitions completed in 2017 and 2018.

Our operating margin percentage decreased from (12.7)% to (17.8)% in the three months ended March 31, 2018, due to the items noted above. Adjusted EBITDA, as defined below, decreased by $8.1 million in the three months ended March 31, 2018 due to increased general and administrative expenses as noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Revenue by product*:
Aggregates	$86,879	$78,370	$8,509	10.9%
Cement	33,766	40,304	(6,538)	(16.2)%
Ready-mix concrete	122,308	93,358	28,950	31.0%
Asphalt	18,302	21,279	(2,977)	(14.0)%
Paving and related services	46,400	50,276	(3,876)	(7.7)%
Other	6,766	690	6,076	880.6%
Total revenue	$314,421	$284,277	$30,144	10.6%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three months ended
	March 31, 2018		April 1, 2017
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	8,814	$9.86	7,963	$9.84	10.7%	0.2%
Cement	294	115.04	362	111.48	(18.8)%	3.2%
Ready-mix concrete	1,142	107.08	906	103.04	26.0%	3.9%
Asphalt	350	52.04	362	53.98	(3.3)%	(3.6)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $8.5 million in the three months ended March 31, 2018, primarily due to increased volumes. Aggregate volumes were positively affected by the acquisitions completed in late 2017 and early 2018, together with broad based growth in most of our markets, partially offset by declines in our Kansas market. Organic aggregate volumes decreased 6.8% in the first three months of 2018 as compared to the same period a year ago primarily from declines in our Midwest and Mid-Atlantic markets. Aggregate pricing of $9.86 per ton slightly increased compared to the first three months of 2017.

Revenue from cement decreased $6.5 million in the three ended March 31, 2018, due primarily to volume declines as weather conditions in 2017 were better than in 2018. During the first three months of 2018, pricing for cement improved by 3.2% to $115.04 per ton, primarily resulting from price increases implemented in 2017.

Revenue from ready-mix concrete increased $29.0 million in the three months ended March 31, 2018, respectively, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $107.08 per cubic yard ton in 2018 increased 3.9% as compared to the first three months of 2017.

Revenue from asphalt decreased $3.0 million in the three months ended March 31, 2018. Our organic asphalt volumes decreased 22.4%, primarily due to less favorable weather conditions in 2018, offset by increases in volume from acquisitions. Pricing for asphalt declined 3.6% due to product mix.

Other Financial Information

Income Tax Benefit

Our income tax benefit was $16.7 million and $2.2 million, in the three months ended March 31, 2018 and April 1, 2017, respectively. We recorded an income tax benefit in the three months ended March 31, 2018, primarily related to the loss before taxes. Our effective income tax rate was higher in the first quarter of 2018 as compared to the same period in 2017, as our deferred tax assets were subject to a valuation allowance as of April 1, 2017. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) changes in the valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future.

As of March 31, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Net revenue	$168,944	$131,974	$36,970	28.0%
Operating loss	(6,130)	(287)	(5,843)	(2,035.9)%
Operating margin percentage	(3.6)%	(0.2)%
Adjusted EBITDA (1)	$16,173	$15,699	$474	3.0%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the West segment increased $37.0 million in the three months ended March 31, 2018, primarily due to incremental revenue from acquisitions in 2018. Net revenue growth from acquisitions in the three months ended March 31, 2018 increased $28.3 million, with the balance attributable to organic operations.

The West segment’s operating loss increased $5.8 million in the three months ended March 31, 2018. Adjusted EBITDA improved $0.5 million in the three months ended March 31, 2018. The improvement in West Adjusted EBITDA was due to improved organic volume growth in ready-mix concrete, as well as contributions from the acquisitions mentioned above. The operating margin percentage in the West segment decreased in the three months ended March 31, 2018 to (3.6)% as compared to the three months ended April 1, 2017 at (0.2)%, due to increases in depreciation and amortization, as well as increases in general and administrative expenses resulting from acquisitions that occurred in the last nine months of 2017.

Gross revenue by product/ service was as follows:

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Revenue by product*:
Aggregates	$42,716	$35,674	$7,042	19.7%
Ready-mix concrete	99,259	72,029	27,230	37.8%
Asphalt	16,879	18,760	(1,881)	(10.0)%
Paving and related services	31,266	29,133	2,133	7.3%
Other	(8,407)	(12,377)	3,970	32.1%
Total revenue	$181,713	$143,219	$38,494	26.9%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other”. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended March 31, 2018 from the three months ended April 1, 2017 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	15.4%	3.7%
Ready-mix concrete	31.3%	5.0%
Asphalt	1.0%	(3.8)%

Gross revenue from aggregates in the West segment increased $7.0 million in the three months ended March 31, 2018, primarily due to an increase in volumes in the first three months of 2018. The increase in aggregates volumes was primarily in the west and northeast Texas and western British Columbia markets. Aggregates volume increased mainly from the 2018 and 2017 acquisitions. Aggregates pricing for the three months ended March 31, 2018 increased 3.7% when compared to the same period of 2017.

Revenue from ready-mix concrete in the West segment increased $27.2 million in the three months ended March 31, 2018, due to 22.2% and 9.1% acquisition and organic volume growth, respectively.

Revenue from asphalt in the West segment decreased $1.9 million in the three months ended March 31, 2018, primarily due to decreased organic volumes. Revenue for paving and related services in the West segment increased by $2.1 million in the three months ended March 31, 2018, due to acquisitions.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 31, 2018 was approximately $28.1 million and $4.3 million.

Our Austin operation operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal is expected to be down until mid-2018 while undergoing significant repairs. We anticipate filing insurance claims for not only damaged property, plant and equipment, but also under our business interruption policy. In the first quarter 2018, we received $1.5 million in insurance proceeds related to damaged or destroyed equipment.

East Segment

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Net revenue	$83,421	$83,235	$186	0.2%
Operating loss	(20,888)	(11,518)	(9,370)	(81.4)%
Operating margin percentage	(25.0)%	(13.8)%
Adjusted EBITDA (1)	$(3,203)	$4,348	$(7,551)	(173.7)%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment remained consistent in the three month period ended March 31, 2018, primarily due to declines in our organic business which were offset by acquisition growth. Operating loss increased $9.4 million in the three months ended March 31, 2018, due to the impact of increases in depreciation and general and administrative expenses on the 2017 acquisitions. Adjusted EBITDA declined $7.6 million in the three months ended March 31, 2018, due to additional general and administrative expenses on acquired companies.

Operating margin percentage for the three months ended March 31, 2018 decreased to (25.0)% from (13.8)% in the comparable period a year ago, as we had lower revenues due to weather delays in 2018, as well as higher general and administrative expenses from 2017 acquisitions.

Gross revenue by product/ service was as follows:

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Revenue by product*:
Aggregates	$44,163	$42,696	$1,467	3.4%
Ready-mix concrete	23,049	21,329	1,720	8.1%
Asphalt	1,423	2,519	(1,096)	(43.5)%
Paving and related services	15,134	21,143	(6,009)	(28.4)%
Other	11,388	9,536	1,852	19.4%
Total revenue	$95,157	$97,223	$(2,066)	(2.1)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended March 31, 2018 from the three months ended April 1, 2017 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	6.2%	(2.6)%
Ready-mix concrete	7.5%	0.3%
Asphalt	(30.6)%	(10.7)%

Gross revenue from aggregates in the East segment increased $1.5 million in the three months ended March 31, 2018, due to acquisitions in 2018, offsetting a decline in organic revenues. Aggregate volumes in the first three months of 2018 increased 6.2%, primarily as a result of those acquisitions. Aggregates pricing decreased in the first three months of 2018 due to the impact of lower prices from acquisitions.

Revenue from ready-mix concrete in the East segment increased $1.7 million in the three months ended March 31, 2018, as a result of the acquisitions mentioned above, offsetting organic decline. In the three months ended March 31, 2018, ready-mix volumes increased due to acquisitions, offset by a decrease in organic volumes of 19.6%.

Revenue from asphalt decreased $1.1 million in the three months ended March 31, 2018, due to declines in asphalt volumes and pricing. The $6.0 million decrease in paving and related service revenue in the three months ended March 31, 2018, was primarily due to weather delays.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 31, 2018 was approximately $3.2 million and $(1.1) million.

Cement Segment

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Net revenue	$37,551	$43,835	$(6,284)	(14.3)%
Operating loss	(2,848)	(5,270)	2,422	46.0%
Operating margin percentage	(7.6)%	(12.0)%
Adjusted EBITDA (1)	$3,667	$2,685	$982	36.6%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment decreased $6.3 million in the three months ended March 31, 2018, primarily due to organic volume declines attributable to unfavorable weather conditions.

The Cement segment’s operating loss improved $2.4 million in the three months ended March 31, 2018. Adjusted EBITDA increased $1.0 million in the three months ended March 31, 2018. Operating margin percentage for the three months ended March 31, 2018 increased to (7.6)% from (12.0)% in the first quarter of 2017. The increase in operating income and margin was primarily due to improved pricing and reduction of costs, offset by decreases in organic volumes.

Gross revenue by product was as follows:

	Three months ended
	March 31,	April 1,
($ in thousands)	2018	2017	Variance
Revenue by product*:
Cement	$33,766	$40,304	$(6,538)	(16.2)%
Other	3,785	3,531	254	7.2%
Total revenue	$37,551	$43,835	$(6,284)	(14.3)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended March 31, 2018 from the three months ended April 1, 2017 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	(18.8)%	3.2%

Revenue from cement decreased $6.5 million in the three months ended March 31, 2018, due primarily to decreased organic cement volumes. Organic cement volumes decreased 18.8% year over year.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of March 31, 2018, we had $178.3 million in cash and cash equivalents and $330.3 million of working capital compared to $383.6 million and $533.6 million, respectively, at December 30, 2017. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of March 31, 2018 or December 30, 2017. Our remaining borrowing capacity on our senior secured revolving credit facility was $219.6 million as of March 31, 2018, which is net of $15.4 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of March 31, 2018 and December 30, 2017, our long-term borrowings, totaled $1.8 billion, for which we incurred $25.7 million of interest expense for the three months ended March 31, 2018, and $21.6 million for the three months ended April 1, 2017. We remain in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of March 31, 2018.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of March 31, 2018, we were in compliance with all debt covenants.

At both March 31, 2018 and December 30, 2017, $1.8 billion of total debt was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, which, among other things, reduced the applicable margin in respect of the then outstanding $640.3 million principal amount of term loans thereunder. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder.

On June 1, 2017, the Issuers issued $300.0 million in aggregate principal amount of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at par value, resulting in proceeds of $295.4 million, net of related fees and expenses. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 8.500% senior notes due April 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended March 31, 2018 and April 1, 2017:

	Summit Inc.
	March 31,	April 1,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(51,367)	$(45,539)
Investing activities	(154,210)	(158,090)
Financing activities	712	216,244

Operating activities

During the three months ended March 31, 2018, cash used in operating activities was $51.4 million primarily as a result of:

•	Net loss of $55.9 million, offset by non-cash expenses, including $45.6 million of depreciation, depletion, amortization and accretion and $8.5 million of share-based compensation.

•

Additional investment in inventory of $35.2 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

Billed and unbilled accounts receivable decreased by $25.3 million in the first three months of 2018 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $26.2 million of interest payments in the three months ended March 31, 2018.

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

Investing activities

During the three months ended March 31, 2018, cash used for investing activities was $154.2 million, of which $114.0 million related to the four acquisitions completed in the period and $49.5 million was invested in capital expenditures, which was partially offset by $7.8 million of proceeds from asset sales.

During the three months ended April 1, 2017, cash used for investing activities was $158.1 million, of which $112.3 million related to the three acquisitions completed in the period and $51.1 million was invested in capital expenditures, which was partially offset by $4.3 million of proceeds from asset sales.

Financing activities

During the three months ended March 31, 2018, cash provided by financing activities was $0.7 million. We received $15.5 million of proceeds from stock option exercises, which was partially offset by $9.0 million of payments on acquisition related liabilities and $4.0 million of payments on debt.

During the three months ended April 1, 2017, cash provided by financing activities was $216.2 million, which was primarily composed of $237.6 million of net proceeds from the January 2017 issuance of 10,000,000 shares of Class A common stock. We made $16.4 million of payments on acquisition related liabilities, and $1.3 million in payments for debt and capital issuance costs.

Cash paid for capital expenditures

We expended approximately $49.5 million in capital expenditures in the three months ended March 31, 2018 compared to $51.1 million in the three months ended April 1, 2017.

We estimate that we will invest between $210.0 million and $225.0 million in capital expenditures in 2018, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. We expect to invest $26 million on the completion of a new aggregates plant in Vancouver, as well as $12 million on new plants in Georgia and Utah. We plan on spending $6 million to complete a new cement terminal along the Mississippi River during 2018. Additionally, we expect to spend approximately $12 million on new and upgraded asphalt plants in northeast Texas and Kansas.

Tax Receivable Agreement

When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase, for tax purposes, depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with our IPO, we entered into a TRA with the holders of the LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA is deemed to realize) as a result of these increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate, as they will vary depending on a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchange, the extent to which the exchanges are taxable, the amount and timing of our income and the effective tax rate.

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of March 31, 2018, we had accrued $332.2 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $30.28 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended March 31, 2018, and a contractually defined discount rate of 2.57%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $283.4 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are beginning to compile all operating and capital leases to assess the impact of adopting this ASU.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended March 31, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$72	$(21,644)	$(1,097)	$(33,279)	$(55,948)
Interest expense (income) (1)	1,180	606	(1,606)	28,604	28,784
Income tax expense (benefit)	(382)	(186)	—	(16,138)	(16,706)
Depreciation, depletion and amortization	22,008	17,512	6,313	710	46,543
EBITDA	$22,878	$(3,712)	$3,610	$(20,103)	$2,673
Accretion	143	215	57	—	415
Transaction costs	(4)	—	—	1,270	1,266
Non-cash compensation	—	—	—	8,507	8,507
Other (2)	(6,844)	294	—	(798)	(7,348)
Adjusted EBITDA (1)	$16,173	$(3,203)	$3,667	$(11,124)	$5,513

Reconciliation of Net Loss to Adjusted EBITDA	Three months ended April 1, 2017
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net loss (1)	$(2,026)	$(12,093)	$(4,713)	$(36,276)	$(55,108)
Interest expense (1)	1,904	685	(650)	23,030	24,969
Income tax expense (benefit)	2	—	—	(2,180)	(2,178)
Depreciation, depletion and amortization	15,468	15,187	7,990	659	39,304
EBITDA	$15,348	$3,779	$2,627	$(14,767)	$6,987
Accretion	195	191	58	—	444
Loss on debt financings	—	—	—	190	190
Transaction costs	37	—	—	1,236	1,273
Non-cash compensation	—	—	—	4,748	4,748
Other	119	378	—	(509)	(12)
Adjusted EBITDA (1)	$15,699	$4,348	$2,685	$(9,102)	$13,630

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.3 million less than Summit LLC and its subsidiaries in the three ended April 1, 2017, and $0.2 million less in the three months ended March 31, 2018, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

(2)

In the three months ended March 31, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

	March 31,	December 30,
Reconciliation of Working Capital	2018	2017
($ in thousands)
Total current assets	$611,552	$783,601
Less total current liabilities	(281,263)	(249,975)
Working capital	$330,289	$533,626

	Three months ended
	March 31,	April 1,
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	2018	2017
($ in thousands)
Operating loss	$(51,525)	$(32,784)
General and administrative expenses	69,861	58,468
Depreciation, depletion, amortization and accretion	46,958	39,748
Transaction costs	1,266	1,273
Adjusted Cash Gross Profit (exclusive of items shown separately)	$66,560	$66,705
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	23.0%	25.8%

(1)	Adjusted Cash Gross Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. Other than the additional risk factor noted below, there have been no material changes to the risk factors disclosed in the Annual Report.

Our operating costs could be adversely affected by rising prices for commodities, labor and other production and delivery costs, as a result of inflation or otherwise.

Increases in production and delivery costs, including rising costs for commodities and labor, and other costs related to the production and delivery of our products, could adversely affect our business. Our cost of revenue consists of production and delivery costs, which primarily include labor, utilities, raw materials, fuel, transportation, royalties and other direct costs incurred in the production and delivery of our products and services. Increases in these costs, as a result of general economic conditions, inflationary pressures or otherwise, may reduce our operating margin and adversely affect our financial position if we are unable to hedge or otherwise offset such increases. Specifically, significant increases or fluctuations in the prices of certain energy commodities, including diesel fuel, liquid asphalt and other petroleum-based resources, which we consume significant amounts of in our production and distribution processes, could negatively affect the results of our business operations or cause our results to suffer. Additionally, labor is a meaningful component in the cost of operating our business. Increased labor costs, and specifically costs resulting from wage increases due to competition for qualified workers may reduce our operating margin and adversely affect our financial position.

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

3.2	Amended and Restated Bylaws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873).
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

4.1

Twelfth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No 001-36873)).

4.2

Eighth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.23 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No 001-36873)).

4.3

Fourth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.30 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No 001-36873)).

10.1

Agreement and Release, dated as of January 17, 2018, between Damian J. Murphy, Summit Materials Holdings L.P., and solely for certain purposes specified therein, Summit Materials, Inc. (incorporated by reference to Exhibit 10.35 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No 001-36873)).

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 8, 2018	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)