Form 10-Q
period 2018-06-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2018-08-02
CIK 1621563, 1571371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 111,629,238 and 99, respectively.

As of July 26, 2018, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of June 30, 2018, its sole material asset was a 97.0% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8  1/2% senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and six months ended June 30, 2018 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “Annual Report”) and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (the “Q1 2018 10-Q”), each  as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel;

•	supply constraints or significant price fluctuations in the petroleum-based resources that we use, including electricity, diesel and liquid asphalt;

•	unexpected operational difficulties;

•	interruptions in our information technology systems and infrastructure;

•	potential labor disputes; and

•	rising prices for commodities, labor and other production and delivery costs as a result of inflation or otherwise.

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

Corporate Structure

The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of June 30, 2018. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
97.0% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
3.0% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$250.0 million 2022 Notes
$650.0 million 2023 Notes
$300.0 million 2025 Notes
$235.0 million revolving credit facility
$632.2 million term loan facility
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

SUMMIT MATERIALS, INC.

SUMMIT MATERIALS, LLC

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 30,
	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$50,404	$383,556
Accounts receivable, net	268,819	198,330
Costs and estimated earnings in excess of billings	44,481	9,512
Inventories	245,238	184,439
Other current assets	12,381	7,764
Total current assets	621,323	783,601
Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 30, 2018 - $711,216 and December 30, 2017 - $631,841)	1,733,653	1,615,424
Goodwill	1,114,967	1,036,320
Intangible assets, less accumulated amortization (June 30, 2018 - $7,337 and December 30, 2017 - $6,698)	16,294	16,833
Deferred tax assets, less valuation allowance (June 30, 2018 and December 30, 2017 - $1,675)	287,606	284,092
Other assets	50,413	51,063
Total assets	$3,824,256	$3,787,333
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$4,765
Current portion of acquisition-related liabilities	15,634	14,087
Accounts payable	144,284	98,744
Accrued expenses	118,494	116,629
Billings in excess of costs and estimated earnings	14,724	15,750
Total current liabilities	299,490	249,975
Long-term debt	1,807,290	1,810,833
Acquisition-related liabilities	28,904	58,135
Tax receivable agreement liability	333,028	331,340
Other noncurrent liabilities	77,773	65,329
Total liabilities	2,546,485	2,515,612
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 111,629,238 and 110,350,594 shares issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	1,117	1,104
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 and 100 shares issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	—	—
Additional paid-in capital	1,183,071	1,154,220
Accumulated earnings	77,613	95,833
Accumulated other comprehensive income	4,645	7,386
Stockholders’ equity	1,266,446	1,258,543
Noncontrolling interest in Summit Holdings	11,325	13,178
Total stockholders’ equity	1,277,771	1,271,721
Total liabilities and stockholders’ equity	$3,824,256	$3,787,333

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Revenue:
Product	$459,967	$397,726	$716,774	$622,743
Service	89,268	80,642	122,377	114,669
Net revenue	549,235	478,368	839,151	737,412
Delivery and subcontract revenue	51,655	45,725	76,160	70,958
Total revenue	600,890	524,093	915,311	808,370
Cost of revenue (excluding items shown separately below):
Product	295,147	233,592	492,580	400,560
Service	64,130	56,587	90,053	81,958
Net cost of revenue	359,277	290,179	582,633	482,518
Delivery and subcontract cost	51,655	45,725	76,160	70,958
Total cost of revenue	410,932	335,904	658,793	553,476
General and administrative expenses	61,657	58,086	131,518	116,554
Depreciation, depletion, amortization and accretion	49,731	45,039	96,689	84,787
Transaction costs	1,291	2,620	2,557	3,893
Operating income	77,279	82,444	25,754	49,660
Interest expense	28,943	25,986	57,727	50,955
Loss on debt financings	149	—	149	190
Tax receivable agreement expense	—	1,525	—	1,525
Other income, net	(916)	(590)	(8,571)	(1,247)
Income (loss) from operations before taxes	49,103	55,523	(23,551)	(1,763)
Income tax expense (benefit)	12,190	3,435	(4,516)	1,257
Net income (loss)	36,913	52,088	(19,035)	(3,020)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	12	—	(86)
Net income (loss) attributable to Summit Holdings	1,404	2,076	(815)	(490)
Net income (loss) attributable to Summit Inc.	$35,509	$50,000	$(18,220)	$(2,444)
Income (loss) per share of Class A common stock:
Basic	$0.32	$0.46	$(0.16)	$(0.02)
Diluted	$0.32	$0.46	$(0.16)	$(0.02)
Weighted average shares of Class A common stock:
Basic	111,564,190	108,419,568	111,111,644	107,556,143
Diluted	112,583,321	109,429,944	111,111,644	107,556,143

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income (loss)	$36,913	$52,088	$(19,035)	$(3,020)
Other comprehensive (loss) income:
Postretirement liability adjustment	—	413	—	413
Foreign currency translation adjustment	(2,045)	3,418	(5,149)	4,124
Income (loss) on cash flow hedges	361	(240)	1,356	172
Less tax effect of other comprehensive loss items	1,455	—	935	—
Other comprehensive (loss) income:	(229)	3,591	(2,858)	4,709
Comprehensive income (loss)	36,684	55,679	(21,893)	1,689
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	—	12	—	(86)
Less comprehensive income (loss) attributable to Summit Holdings	1,353	1,145	(932)	(303)
Comprehensive income (loss) attributable to Summit Inc.	$35,331	$54,522	$(20,961)	$2,078

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 30,	July 1,
	2018	2017
Cash flow from operating activities:
Net loss	$(19,035)	$(3,020)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, amortization and accretion	98,562	90,781
Share-based compensation expense	14,190	9,424
Net gain on asset disposals	(7,508)	(4,052)
Non-cash loss on debt financings	—	85
Change in deferred tax asset, net	(6,934)	391
Other	162	710
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable, net	(57,763)	(68,539)
Inventories	(44,428)	(19,272)
Costs and estimated earnings in excess of billings	(34,525)	(21,571)
Other current assets	(1,766)	3,535
Other assets	780	(1,565)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable	23,912	28,550
Accrued expenses	1,674	(6,789)
Billings in excess of costs and estimated earnings	(2,187)	1,252
Tax receivable agreement liability	1,688	1,525
Other liabilities	(540)	(296)
Net cash (used in) provided by operating activities	(33,718)	11,149
Cash flow from investing activities:
Acquisitions, net of cash acquired	(153,196)	(213,124)
Purchases of property, plant and equipment	(131,657)	(109,088)
Proceeds from the sale of property, plant and equipment	14,110	8,411
Other	684	137
Net cash used for investing activities	(270,059)	(313,664)
Cash flow from financing activities:
Proceeds from equity offerings	—	237,600
Capital issuance costs	—	(627)
Proceeds from debt issuances	—	302,000
Debt issuance costs	(550)	(5,308)
Payments on debt	(10,772)	(9,288)
Payments on acquisition-related liabilities	(31,224)	(17,204)
Distributions from partnership	(69)	(79)
Proceeds from stock option exercises	15,615	5,736
Other	(1,904)	(832)
Net cash (used in) provided by financing activities	(28,904)	511,998
Impact of foreign currency on cash	(471)	188
Net (decrease) increase in cash	(333,152)	209,671
Cash and cash equivalents—beginning of period	383,556	143,392
Cash and cash equivalents—end of period	$50,404	$353,063

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Summit Materials, Inc.

		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	Income (Loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721

Net loss	(18,220)	—	—	—	—	—	—	(815)	(19,035)
LP Unit exchanges	—	—	229,658	2	—	—	850	(852)	—
Other comprehensive loss, net of tax	—	(2,741)	—	—	—	—	—	(117)	(2,858)
Stock option exercises	—	—	863,898	9	—	—	15,607	—	15,616
Share-based compensation	—	—	—	—	—	—	14,190	—	14,190
Distributions from partnership	—	—	—	—	—	—	—	(69)	(69)
Other	—	—	185,088	2	—	—	(1,796)	—	(1,794)
Balance — June 30, 2018	$77,613	$4,645	111,629,238	$1,117	100	$—	$1,183,071	$11,325	$1,277,771

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

Summit Inc. is a holding corporation operating and controlling all of the business and affairs of Summit Materials Holdings L.P. (“Summit Holdings”) and its subsidiaries and, through Summit Holdings, conducts its business. Summit Inc. owns the majority of the partnership interests of Summit Holdings (see note 9, Stockholders’ Equity). Summit Materials, LLC (“Summit LLC”) an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and July 1, 2017 and cash flows for the six months ended June 30, 2018 and July 1, 2017.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. As a result of the reorganization into a holding company structure (the “Reorganization”), Summit Holdings became a variable interest entity over which Summit Inc. has 100% voting power and control and for which Summit Inc. has the obligation to absorb losses and the right to receive benefits.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in those states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been extended to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended June 30, 2018 and July 1, 2017.

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

Products

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products, net of discounts or allowances, if any, and freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales. Revenue for product sales is recognized when evidence of an arrangement exists and when control passes, which generally is when the product is shipped.

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

Revenue derived from paving and related services is recognized using the percentage of completion method, which approximates progress towards completion. Under the percentage of completion method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the three and six months ended June 30, 2018.

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

Tax Receivable Agreement— When Class A limited partnership units of Summit Holdings (“LP Units”) are exchanged for shares of Class A common stock of Summit Inc. purchases LP Units for cash, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. Prior to our initial public offering (“IPO”), we entered into a TRA with the pre-IPO owners that requires us to pay the pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize as a result of these exchanges. These benefits include (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, (2) tax benefits attributable to payments under the TRA, or (3) under certain circumstances such as an early termination of the TRA, we are deemed to realize, as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

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

Reclassification —The Company reclassified $0.4 million from deferred income tax benefit and $17,000 from other current assets to change in deferred tax asset, net, and reclassified $1.5 million from other liabilities to tax receivable agreement liability for the six months ended July 1, 2017 consolidated statements of cash flows, to conform to the current year presentation.

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

	Six months ended	Year ended
	June 30,	December 30,
	2018	2017
West	3	6
East (1)	4	8

(1)	In addition, the Company acquired certain assets of a small ready-mix concrete operation in the second quarter of 2018.

The purchase price allocation, primarily the valuation of property, plant and equipment for the 2018 acquisitions, as well as the 2017 acquisitions that occurred after July 1, 2017, has not yet been finalized due to the recent timing of the acquisitions and status of the valuation of property, plant and equipment. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Year ended
	June 30,	December 30,
	2018	2017
Financial assets	$12,968	$31,615
Inventories	16,628	8,300
Property, plant and equipment	65,185	160,975
Intangible assets	98	161
Other assets	2,807	4,200
Financial liabilities	(10,669)	(15,501)
Other long-term liabilities	(4,453)	(17,610)
Net assets acquired	82,564	172,140
Goodwill	78,881	247,536
Purchase price	161,445	419,676
Acquisition-related liabilities	(8,249)	(43,452)
Other	—	(1,294)
Net cash paid for acquisitions	$153,196	$374,930

Changes in the carrying amount of goodwill, by reportable segment, from December 30, 2017 to June 30, 2018 are summarized as follows:

	West	East	Cement	Total
Balance, December 30, 2017	$526,290	$305,374	$204,656	$1,036,320
Acquisitions (1)	44,388	36,975	—	81,363
Foreign currency translation adjustments	(2,716)	—	—	(2,716)
Balance, June 30, 2018	$567,962	$342,349	$204,656	$1,114,967

(1)	Reflects goodwill from 2018 acquisitions and working capital adjustments from prior year acquisitions.

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

	June 30, 2018			December 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$15,988	$(4,584)	$11,404	$15,888	$(4,178)	$11,710
Reserve rights	6,234	(1,777)	4,457	6,234	(1,625)	4,609
Trade names	1,000	(808)	192	1,000	(758)	242
Other	409	(168)	241	409	(137)	272
Total intangible assets	$23,631	$(7,337)	$16,294	$23,531	$(6,698)	$16,833

Amortization expense totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended July 1, 2017, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to June 30, 2018 is as follows:

2018 (six months)	$625
2019	1,245
2020	1,161
2021	1,119
2022	1,119
2023	1,119
Thereafter	9,906
Total	$16,294

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

Revenue by product for the three and six months ended June 30, 2018 and July 1, 2017 is as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Revenue by product*:
Aggregates	$103,690	$84,221	$171,140	$145,843
Cement	76,413	78,893	109,530	118,328
Ready-mix concrete	160,609	128,713	282,624	221,890
Asphalt	88,372	83,480	106,513	103,017
Paving and related services	107,306	97,708	141,642	134,004
Other	64,500	51,078	103,862	85,288
Total revenue	$600,890	$524,093	$915,311	$808,370

*Revenue from liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from December 30, 2017 to June 30, 2018. Also included in the table is the net change in estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—December 30, 2017	$9,512	$15,750
Changes in revenue billed, contract price or cost estimates	34,525	(2,187)
Acquisitions	483	1,179
Other	(39)	(18)
Balance—June 30, 2018	$44,481	$14,724

Accounts receivable, net consisted of the following as of June 30, 2018 and December 30, 2017:

	June 30,	December 30,
	2018	2017
Trade accounts receivable	$212,841	$137,696
Construction contract receivables	47,960	49,832
Retention receivables	11,624	14,973
Receivables from related parties	304	468
Accounts receivable	272,729	202,969
Less: Allowance for doubtful accounts	(3,910)	(4,639)
Accounts receivable, net	$268,819	$198,330

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of June 30, 2018 and December 30, 2017:

	June 30,	December 30,
	2018	2017
Aggregate stockpiles	$158,060	$126,791
Finished goods	55,268	34,667
Work in process	9,634	7,729
Raw materials	22,276	15,252
Total	$245,238	$184,439

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2018 and December 30, 2017:

	June 30,	December 30,
	2018	2017
Interest	$24,269	$24,095
Payroll and benefits	28,624	33,915
Capital lease obligations	17,474	19,276
Insurance	11,761	11,455
Non-income taxes	12,242	7,236
Professional fees	1,862	1,717
Other (1)	22,262	18,935
Total	$118,494	$116,629

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.DEBT

Debt consisted of the following as of June 30, 2018 and December 30, 2017:

	June 30,	December 30,
	2018	2017
Term Loan, due 2024:
$632.2 million and $635.4 million, net of $1.5 million and $1.6 million discount at June 30, 2018 and December 30, 2017, respectively	$630,743	$633,805
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.2 million and $1.4 million discount at June 30, 2018 and December 30, 2017, respectively	648,770	648,650
5 1⁄8% Senior Notes, due 2025	300,000	300,000
Total	1,829,513	1,832,455
Current portion of long-term debt	6,354	4,765
Long-term debt	$1,823,159	$1,827,690

The contractual payments of long-term debt, including current maturities, for the five years subsequent to June 30, 2018, are as follows:

2018 (six months)	$1,588
2019	6,354
2020	7,942
2021	6,354
2022	256,354
2023	656,354
Thereafter	897,253
Total	1,832,199
Less: Original issue net discount	(2,686)
Less: Capitalized loan costs	(15,869)
Total debt	$1,813,644

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

As of June 30, 2018 and December 30, 2017, the Company was in compliance with all financial covenants under the applicable indentures.

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

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which, among other things, reduced the applicable margin in respect of the then outstanding $640.3 million principal amount of term loans thereunder. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder. On May 22, 2018, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which, among other things, reduced the applicable margin in respect of the $633.8 million outstanding principal amount of term loans thereunder.

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

There were no outstanding borrowings under the revolving credit facility as of June 30, 2018 and December 30, 2017, leaving remaining borrowing capacity of $219.6 million as of June 30, 2018, which is net of $15.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of June 30, 2018 and December 30, 2017, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the six months ended June 30, 2018 and July 1, 2017:

Deferred financing fees
Balance—December 30, 2017	$19,033
Loan origination fees	550
Amortization	(2,040)
Balance—June 30, 2018	$17,543

Balance—December 31, 2016	$18,290
Loan origination fees	5,308
Amortization	(1,883)
Write off of deferred financing fees	(45)
Balance—July 1, 2017	$21,670

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of June 30, 2018 or December 30, 2017.

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

Our income tax expense (benefit) was $12.2 million and $(4.5) million and our income tax expense was $3.4 million and $1.3 million in the three and six months ended June 30, 2018 and July 1, 2017, respectively. Our effective income tax rate was higher in the second quarter of 2018 as compared to the same period in 2017 as our deferred tax assets were subject to a valuation allowance as of July 1, 2017. For the three and six months ended June 30, 2018, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. For the three and six months ended July 1, 2017, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

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

As of June 30, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

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

In the six months ended June 30, 2018, 229,658 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $2.0 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an increase in additional paid in capital. As of June 30, 2018 and December 30, 2017, we had recorded $333.0 million and $331.9 million of TRA liability of which $0.6 million was classified as accrued expenses as of December 30, 2017.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to each holder of LP Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to a corporate resident in New York, New York (or a corporate resident in certain circumstances). In the six months ended June 30, 2018 and July 1, 2017, we made tax distribution payments of $0.1 million and $0.1 million, respectively.

As of June 30, 2018 and December 30, 2017, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and six months ended June 30, 2018 and July 1, 2017.

8.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic earnings per share:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income (loss) attributable to Summit Inc.	$35,509	$50,000	$(18,220)	$(2,444)
Weighted average shares of Class A stock outstanding	111,564,190	108,419,568	111,111,644	107,556,143
Basic income (loss) per share	$0.32	$0.46	$(0.16)	$(0.02)

Diluted net income (loss) attributable to Summit Inc.	$35,509	$50,000	$(18,220)	$(2,444)

Weighted average shares of Class A stock outstanding	111,564,190	108,419,568	111,111,644	107,556,143
Add: weighted average of LP Units	—	—	—	—
Add: stock options	794,065	759,649	—	—
Add: warrants	36,488	33,877	—	—
Add: restricted stock units	91,347	150,420	—	—
Add: performance stock units	97,231	66,430	—	—
Weighted average dilutive shares outstanding	112,583,321	109,429,944	111,111,644	107,556,143
Diluted earnings per share	$0.32	$0.46	$(0.16)	$(0.02)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Antidilutive shares:
LP Units	3,517,602	4,574,104	3,583,407	4,821,955
Time-vesting stock options	—	—	3,286,163	5,040,170
Warrants	—	—	100,037	102,778
Time-vesting restricted stock units	—	—	841,618	513,998
Market-based restricted stock units	—	—	295,252	211,455

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

During 2017 and 2018, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	229,658	(229,658)	—
Other equity transactions	1,048,986	—	1,048,986
Balance — June 30, 2018	111,629,238	3,459,962	115,089,200	97.0%

Balance — December 31, 2016	97,554,278	5,151,297	102,705,575	95.0%
January 2017 public offering	10,000,000	—	10,000,000
Exchanges during period	1,014,159	(1,014,159)	—
Other equity transactions	444,598	—	444,598
Balance — July 1, 2017	109,013,035	4,137,138	113,150,173	96.3%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 3.0% and 3.2% as of June 30, 2018 and December 30, 2017, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Foreign currency translation adjustment, net of tax	—	(3,721)	—	(3,721)
Income on cash flow hedges, net of tax	—	—	980	980
Balance — June 30, 2018	$2,364	$916	$1,365	$4,645

Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Postretirement liability adjustment	397	—	—	397
Foreign currency translation adjustment	—	3,962	—	3,962
Income on cash flow hedges	—	—	163	163
Balance — July 1, 2017	$1,847	$856	$(430)	$2,273

10.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	June 30,	July 1,
	2018	2017
Cash payments:
Interest	$52,206	$44,201
Income taxes	3,061	954
Non cash financing activities:
Exchange of LP Units to shares of Class A common stock	6,987	27,600

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of June 30, 2018 and December 30, 2017, $20.7 million and $20.5 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.0 million and $3.9 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of June 30, 2018 and December 30, 2017 were $71.6 million and $67.9 million, respectively.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of June 30, 2018 and December 30, 2017 was:

	June 30,	December 30,
	2018	2017
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$2,492	$594
Cash flow hedges	—	488
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$3,077	$34,301
Cash flow hedges	—	492

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges is based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of June 30, 2018 and July 1, 2017.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of June 30, 2018 and December 30, 2017 was:

	June 30, 2018		December 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,841,082	$1,829,513	$1,893,239	$1,832,455

Level 3
Current portion of deferred consideration and noncompete obligations(2)	13,142	13,142	13,493	13,493
Long term portion of deferred consideration and noncompete obligations(3)	25,827	25,827	23,834	23,834

(1)	$6.4 million and $4.8 million included in current portion of debt as of June 30, 2018 and December 30, 2017, respectively.
(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

13.    SEGMENT INFORMATION

The Company has three operating segments: West, East and Cement, which are its reporting segments. These segments are consistent with the Company’s management reporting structure.

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

The following tables display selected financial data for the Company’s reportable business segments as of June 30, 2018 and December 30, 2017 and for the three and six months ended June 30, 2018 and July 1, 2017:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Revenue*:
West	$321,713	$275,855	$503,426	$419,074
East	197,336	164,009	292,493	261,232
Cement	81,841	84,229	119,392	128,064
Total revenue	$600,890	$524,093	$915,311	$808,370

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Income (loss) from continuing operations before taxes	$49,103	$55,523	$(23,551)	$(1,763)
Interest expense	28,943	25,986	57,727	50,955
Depreciation, depletion and amortization	49,402	44,587	95,945	83,891
Accretion	329	452	744	896
Loss on debt financings	149	—	149	190
Tax receivable agreement expense	—	1,525	—	1,525
Transaction costs	1,291	2,620	2,557	3,893
Non-cash compensation	5,683	4,676	14,190	9,424
Other	441	(134)	(6,907)	(146)
Total Adjusted EBITDA	$135,341	$135,235	$140,854	$148,865

Total Adjusted EBITDA by Segment:
West	$61,227	$60,520	$77,400	$76,219
East	45,395	38,766	42,192	43,114
Cement	34,660	43,783	38,327	46,468
Corporate and other	(5,941)	(7,834)	(17,065)	(16,936)
Total Adjusted EBITDA	$135,341	$135,235	$140,854	$148,865

	Six months ended
	June 30,	July 1,
	2018	2017
Purchases of property, plant and equipment
West	$76,223	$51,378
East	37,303	37,566
Cement	14,412	17,606
Total reportable segments	127,938	106,550
Corporate and other	3,719	2,538
Total purchases of property, plant and equipment	$131,657	$109,088

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Depreciation, depletion, amortization and accretion:
West	$22,589	$17,419	$44,740	$33,082
East	17,826	16,933	35,553	32,311
Cement	8,681	10,025	15,051	18,073
Total reportable segments	49,096	44,377	95,344	83,466
Corporate and other	635	662	1,345	1,321
Total depreciation, depletion, amortization and accretion	$49,731	$45,039	$96,689	$84,787

	June 30,	December 30,
	2018	2017
Total assets:
West	$1,392,370	$1,225,463
East	1,176,755	1,035,609
Cement	910,064	870,652
Total reportable segments	3,479,189	3,131,724
Corporate and other	345,067	655,609
Total	$3,824,256	$3,787,333

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Annual Report, as updated by the information disclosed in the section entitled “Risk Factors” in our Q1 2018 10-Q, and any factors discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

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

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 12 operating companies spanning dozens of metropolitan statistical areas. Our highly experienced management team, led by our President and Chief Executive Officer, Thomas Hill, who has over 35 years of industry experience, has successfully enhanced the operations of acquired companies by focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow.

As of June 30, 2018, we had 3.7 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access.

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

As a vertically-integrated business, approximately 22% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 69% of the asphalt paving mix were laid by our paving crews during the six months ended June 30, 2018. Our backlog as of June 30, 2018, was 18.1 million tons of aggregates, 1.9 million cubic yards of ready-mix concrete, 3.8 million tons of asphalt and $484.2 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and six months ended June 30, 2018 as compared to July 1, 2017, are:

•	Net revenue increased $70.9 million and $101.7 million in the three and six months ended June 30, 2018, primarily resulting from contributions from our acquisitions.

•

Our operating income decreased $5.2 million and $23.9 million in the three and six months ended June 30, 2018, primarily due to increased depreciation and amortization in 2018 resulting from our acquisitions. Further, our general and administrative expenses for the three month period ended June 30, 2018 were higher than the comparable period in 2017 primarily due to the acquisitions which occurred since the last half of 2017, as well as increased stock-based compensation charges in the first half of 2018.

•	In January 2017, we raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share.

•	In June 2017, we issued $300 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”), resulting in net proceeds of $295.4 million, net of related fees and expenses.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing a total of seven acquisitions in the first half of 2018, of which three were in the West segment and four were in the East segment.

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

The table below includes revenue and operating income (loss) by segment for the three and six months ended June 30, 2018 and July 1, 2017.

	Three months ended				Six months ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
		Operating		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$321,713	$38,413	$275,855	$42,907	$503,426	$32,283	$419,074	$42,620
East	197,336	26,939	164,009	21,130	292,493	6,051	261,232	9,612
Cement	81,841	25,838	84,229	33,725	119,392	22,990	128,064	28,455
Corporate (1)	—	(13,911)	—	(15,318)	—	(35,570)	—	(31,027)
Total	$600,890	$77,279	$524,093	$82,444	$915,311	$25,754	$808,370	$49,660

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended June 30, 2018 and July 1, 2017.

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
(in thousands)
Net revenue	$549,235	$478,368	$839,151	$737,412
Delivery and subcontract revenue	51,655	45,725	76,160	70,958
Total revenue	600,890	524,093	915,311	808,370
Cost of revenue (excluding items shown separately below)	410,932	335,904	658,793	553,476
General and administrative expenses	61,657	58,086	131,518	116,554
Depreciation, depletion, amortization and accretion	49,731	45,039	96,689	84,787
Transaction costs	1,291	2,620	2,557	3,893
Operating income	77,279	82,444	25,754	49,660
Interest expense (1)	28,943	25,986	57,727	50,955
Loss on debt financings	149	—	149	190
Tax receivable agreement expense (1)	—	1,525	—	1,525
Other income, net	(916)	(590)	(8,571)	(1,247)
Income (loss) from operations before taxes (1)	49,103	55,523	(23,551)	(1,763)
Income tax expense (benefit)	12,190	3,435	(4,516)	1,257
Net income (loss) (1)	$36,913	$52,088	$(19,035)	$(3,020)

(1)

The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.2 million and $0.4 million less interest expense than Summit Inc., in the three and six months ended June 30, 2018. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Net revenue	$549,235	$478,368	$70,867	14.8%	$839,151	$737,412	$101,739	13.8%
Operating income	77,279	82,444	(5,165)	(6.3)%	25,754	49,660	(23,906)	(48.1)%
Operating margin percentage	14.1%	17.2%			3.1%	6.7%
Adjusted EBITDA (1)	$135,341	$135,235	$106	0.1%	$140,854	$148,865	$(8,011)	(5.4)%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue increased $70.9 million in the three months ended June 30, 2018, primarily resulting from our acquisition program. Our increase in net revenue resulted primarily from increased sales of products and materials. We generated organic volume growth in our aggregates and asphalt lines of business during the second quarter of 2018 over the prior year period, while the cement line of business had a decline in organic volume. We had organic price growth in each of our aggregates, cement and ready-mix concrete lines of business during the second quarter of 2018. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

Net revenue increased $101.7 million in the six months ended June 30, 2018, primarily resulting from our acquisition program. Of the increase in net revenue, $16.5 million was from increased sales of materials, $77.5 million was from increased sales of products and $7.7 million was from increased service revenue. We generated organic volume growth of 1.3% in our ready-mix line of business during the first six months of 2018 over the prior year period. We had organic price growth in our aggregate, cement, and ready-mix lines of business of 2% to 3% during the first six months of 2018. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended June 30, 2018, our net revenue growth was $48.1 million and $22.8 million from acquisitions and organic revenue, respectively. Operating income decreased by $5.2 million in the second quarter of 2018 as compared to the second quarter of 2017 primarily as a result of an increase in our general and administrative expenses and depreciation, depletion, amortization and accretion expense. Our general and administrative expenses increased in the second quarter of 2018 as compared to the same period a year ago, due to the acquisitions that occurred since the last six months of 2017, as well as increases in stock-based compensation expenses. Our depreciation, depletion, amortization and accretion increased $4.7 million primarily due to acquisitions completed in 2017 and 2018. In addition, as the construction industry is experiencing a shortage in skilled labor in many markets, we are beginning to realize wage increases in those markets. Further, some of our customers are also experiencing a labor shortage, and as such, have delayed the start of their projects.

 In the six months ended June 30, 2018, our net revenue growth was $88.8 million and $12.9 million from acquisitions and organic revenue, respectively. Operating income decreased by $23.9 million in the first six months of 2018 as compared to the first six months of 2017 as a result of increases in our general and administrative expenses referred to above, and an increase in our depreciation, depletion, amortization and accretion expense. Our depreciation, depletion, amortization and accretion expense increased $11.9 million primarily due to acquisitions completed in 2017 and 2018.

Our operating margin percentage decreased from 17.2% to 14.1% and from 6.7% to 3.1% in the three and six months ended June 30, 2018, respectively, due to the items noted above. Adjusted EBITDA, as defined below, decreased by $8.0 million in the six months ended June 30, 2018, due to increased net loss, general and administrative expenses and depreciation, depletion, amortization and accretion expense, partially offset by $6.9 million reduction in the amount of a contingent liability from one of our acquisitions.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Revenue by product*:
Aggregates	$134,213	$112,520	$21,693	19.3%	$221,092	$190,890	$30,202	15.8%
Cement	77,714	79,985	(2,271)	(2.8)%	111,480	120,289	(8,809)	(7.3)%
Ready-mix concrete	160,930	128,942	31,988	24.8%	283,238	222,300	60,938	27.4%
Asphalt	91,951	91,191	760	0.8%	110,253	112,470	(2,217)	(2.0)%
Paving and related services	173,081	160,092	12,989	8.1%	219,481	210,368	9,113	4.3%
Other	(36,999)	(48,637)	11,638	23.9%	(30,233)	(47,947)	17,714	36.9%
Total revenue	$600,890	$524,093	$76,797	14.7%	$915,311	$808,370	$106,941	13.2%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three months ended
	June 30, 2018		July 1, 2017
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	13,151	$10.21	11,286	$9.97	16.5%	2.4%
Cement	680	114.21	714	112.09	(4.8)%	1.9%
Ready-mix concrete	1,503	107.09	1,237	104.23	21.5%	2.7%
Asphalt	1,611	54.70	1,517	54.94	6.2%	(0.4)%

	Six months ended
	June 30, 2018		July 1, 2017
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	21,966	$10.07	19,249	$9.92	14.1%	1.5%
Cement	974	114.46	1,075	111.89	(9.4)%	2.3%
Ready-mix concrete	2,645	107.09	2,143	103.73	23.4%	3.2%
Asphalt	1,961	54.23	1,880	54.76	4.3%	(1.0)%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $21.7 million and $30.2 million in the three and six months ended June 30, 2018, respectively, primarily due to increased volumes. Aggregate volumes were positively affected by the acquisitions completed in late 2017 and early 2018, together with broad based growth in in our East segment, Northeast Texas and parts of the Intermountain West. Organic aggregate volumes decreased 1.5% in the first six months of 2018 as compared to the same period a year ago primarily from declines in our Houston market.  Aggregate pricing of $10.07 per ton slightly increased compared to the first six months of 2017.

Revenue from cement decreased $2.3 million and $8.8 million in the three and six ended June 30, 2018, respectively, due primarily to volume declines as weather conditions in the first half of 2017 were better than the comparable period in 2018. During the first six months of 2018, pricing for cement improved by 2.3% to $114.46 per ton, primarily resulting from price increases implemented in 2017 and 2018.

Revenue from ready-mix concrete increased $32.0 million and $60.9 million in the three and six months ended June 30, 2018, respectively, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $107.09 per cubic yard ton in 2018 increased 3.2% as compared to the first six months of 2017.

Revenue from asphalt remained steady in the three months ended June 30, 2018 and decreased $2.2 million in the six months ended June 30, 2018. In the first half of 2018, our organic asphalt volumes declined 2.7% due to weather and timing of work and our organic asphalt pricing declined 1.7% due to higher liquid asphalt costs, in our Texas markets.

Other Financial Information

Income Tax Benefit

Our income tax expense (benefit) was $12.2 million and $(4.5) million and our income tax expense was $3.4 million and $1.3 million in the three and six months ended June 30, 2018 and July 1, 2017, respectively. Our effective income tax rate was higher in the second quarter of 2018 as compared to the same period in 2017 as our deferred tax assets were subject to a valuation allowance as of July 1, 2017. For the three and six months ended June 30, 2018, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. For the three and six months ended July 1, 2017, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future.

As of June 30, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Net revenue	$293,685	$249,849	$43,836	17.5%	$462,629	$381,823	$80,806	21.2%
Operating income	38,413	42,907	(4,494)	(10.5)%	32,283	42,620	(10,337)	(24.3)%
Operating margin percentage	13.1%	17.2%			7.0%	11.2%
Adjusted EBITDA (1)	$61,227	$60,520	$707	1.2%	$77,400	$76,219	$1,181	1.5%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the West segment increased $43.8 million and $80.8 million in the three and six months ended June 30, 2018, respectively, primarily due to incremental revenue from acquisitions in the second half of 2017 and in

2018. Net revenue growth from acquisitions in the three and six months ended June 30, 2018 increased $32.3 million and $60.6 million, respectively, with the balance attributable to organic operations.

The West segment’s operating income decreased $4.5 million and $10.3 million in the three and six months ended June 30, 2018, respectively, primarily due to increased fixed overhead and depreciation and amortization from acquisitions made in 2017 and 2018, as well as increased general labor costs, and to a lesser extent, increased hydrocarbon costs. Adjusted EBITDA improved $0.7 million and $1.2 million in the three and six months ended June 30, 2018, respectively. The improvement in West Adjusted EBITDA in the six months ended June 30, 2018 was due to improved organic volume of ready-mix concrete and organic price growth in aggregates and ready-mix concrete, offset by the increases in cost inputs mentioned above. The operating margin percentage in the West segment decreased in the three months ended June 30, 2018 to 13.1% as compared to the three months ended July 1, 2017 at 17.2%, due to increased labor costs, depreciation and amortization, as well as increases in general and administrative expenses resulting from acquisitions that occurred in the last six months of 2017.  Those same factors contributed to similar declines in operating income and operating margin percentage in the respective six month periods.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Revenue by product*:
Aggregates	$56,814	$52,419	$4,395	8.4%	$99,530	$88,093	$11,437	13.0%
Ready-mix concrete	120,362	97,541	22,821	23.4%	219,621	169,570	50,051	29.5%
Asphalt	65,394	64,804	590	0.9%	82,273	83,564	(1,291)	(1.5)%
Paving and related services	110,312	101,170	9,142	9.0%	141,578	130,303	11,275	8.7%
Other	(31,169)	(40,079)	8,910	22.2%	(39,576)	(52,456)	12,880	24.6%
Total revenue	$321,713	$275,855	$45,858	16.6%	$503,426	$419,074	$84,352	20.1%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other”. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and six months ended June 30, 2018 from the three and six months ended July 1, 2017 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	2.3%	5.9%	7.6%	5.0%
Ready-mix concrete	19.7%	3.1%	24.7%	3.9%
Asphalt	9.1%	(2.4)%	7.2%	(2.6)%

Gross revenue from aggregates in the West segment increased $4.4 million and $11.4 million in the three and six months ended June 30, 2018, respectively, primarily due to an increase in acquisition-related volumes in the first six months of 2018, partially offset by decreases in organic volumes. The increase in aggregates volumes was primarily in our Northern Texas markets. Aggregates pricing for the three and six months ended June 30, 2018 increased 5.9% and 5.0%, respectively, when compared to the same periods of 2017.

Revenue from ready-mix concrete in the West segment increased $22.8 million and $50.1 million in the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2018, our acquisition and organic volume growth was 22.5% and 2.2%, respectively.

Revenue from asphalt in the West segment remained consistent and decreased $1.3 million in the three and six months ended June 30, 2018, respectively, primarily due to decreased organic volumes and pricing. Revenue for paving and related services in the West segment increased by $9.1 million and $11.3 million in the three and six months ended June 30, 2018, respectively, due to acquisitions.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 30, 2018 was approximately $51.6 million and $8.6 million, respectively.

Our Austin operation operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal is expected to be operational in the third quarter of 2018, as repairs are nearing completion and inventory is beginning to be received. We are in the process of filing insurance claims for not only damaged property, plant and equipment, but also under our business interruption policy. In the first quarter 2018, we received $1.5 million under our property and casualty claim and in the second quarter of 2018 we received $0.8 million in insurance proceeds related to damaged or destroyed equipment.

East Segment

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Net revenue	$173,709	$144,290	$29,419	20.4%	$257,130	$227,525	$29,605	13.0%
Operating income	26,939	21,130	5,809	27.5%	6,051	9,612	(3,561)	(37.0)%
Operating margin percentage	15.5%	14.6%			2.4%	4.2%
Adjusted EBITDA (1)	$45,395	$38,766	$6,629	17.1%	$42,192	$43,114	$(922)	(2.1)%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment increased $29.4 million and $29.6 million in the three and six month period ended June 30, 2018, respectively, primarily due to acquisition-related volumes. Operating income increased $5.8 million and decreased $3.6 million in the three and six months ended June 30, 2018, respectively. The increase in operating income for the three months ended June 30, 2018 was primarily due to organic growth while the decrease in the operating income for the six months ended June 30, 2018 was due to the impact of changes in depreciation and general and administrative expenses from the 2017 acquisitions. Adjusted EBITDA increased $6.6 million and decreased $0.9 million in the three and six months ended June 30, 2018, respectively. The increase and decrease are due to the items noted above relating to operating income.

Operating margin percentage for the three and six months ended June 30, 2018 increased to 15.5% from 14.6% and decreased to 2.4% from 4.2%, respectively, from the comparable periods a year ago.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Revenue by product*:
Aggregates	$77,399	$60,101	$17,298	28.8%	$121,562	$102,797	$18,765	18.3%
Ready-mix concrete	40,568	31,401	9,167	29.2%	63,617	52,730	10,887	20.6%
Asphalt	26,557	26,387	170	0.6%	27,980	28,906	(926)	(3.2)%
Paving and related services	62,769	58,922	3,847	6.5%	77,903	80,065	(2,162)	(2.7)%
Other	(9,957)	(12,802)	2,845	22.2%	1,431	(3,266)	4,697	(143.8)%
Total revenue	$197,336	$164,009	$33,327	20.3%	$292,493	$261,232	$31,261	12.0%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended June 30, 2018 from the three and six months ended July 1, 2017 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	31.4%	(2.0)%	20.7%	(2.0)%
Ready-mix concrete	27.2%	1.6%	19.4%	1.1%
Asphalt	(0.4)%	4.1%	(3.3)%	3.4%

Gross revenue from aggregates in the East segment increased $17.3 million and $18.8 million in the three and six months ended June 30, 2018, respectively, due to increases in organic volume of 11.0% and 0.8%, respectively, and from acquisitions in 2018. Aggregate volumes in the first six months of 2018 increased 20.7%, primarily as a result of acquisitions. Aggregates pricing decreased in the three and six month periods of 2018 due to the impact of lower prices from acquisitions as well as competition in our markets, offset slightly by a 0.7% and 1.0% increase in organic pricing, respectively.

Revenue from ready-mix concrete in the East segment increased $9.2 million and $10.9 million in the three and six months ended June 30, 2018, respectively. In the three months ended June 30, 2018, our organic and acquisition volumes increased which resulted in increased revenues. In the six months ended June 30, 2018,  ready-mix volumes increased due to acquisitions.

Revenue from asphalt remained flat in the three and six months ended June 30, 2018, when compared to the comparable periods of 2017. The $3.8 million increase and $2.2 million decrease in paving and related service revenue in the three and six months ended June 30, 2018, respectively, were primarily due to changes in weather.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 30, 2018 was approximately $29.4 million and $(0.7) million, respectively.

Cement Segment

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Net revenue	$81,841	$84,229	$(2,388)	(2.8)%	$119,392	$128,064	$(8,672)	(6.8)%
Operating income	25,838	33,725	(7,887)	(23.4)%	22,990	28,455	(5,465)	(19.2)%
Operating margin percentage	31.6%	40.0%			19.3%	22.2%
Adjusted EBITDA (1)	$34,660	$43,783	$(9,123)	(20.8)%	$38,327	$46,468	$(8,141)	(17.5)%

(1)

Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment decreased $2.4 million and $8.7 million in the three and six months ended June 30, 2018, respectively, primarily due to organic volume declines attributable to increased competition and less favorable weather conditions in 2018 as compared to 2017.

The Cement segment’s operating income decreased $7.9 million and $5.5 million in the three and six months ended June 30, 2018, respectively. Adjusted EBITDA decreased $9.1 million and $8.1 million in the three and six months ended June 30, 2018, respectively. Operating margin percentage for the three and six months ended June 30, 2018 decreased to 31.6% from 40.0% and to 19.3% from 22.2%, respectively. The decrease in operating income and decrease in operating margin was primarily due to decreases in organic volumes caused primarily by the factors noted above.

Gross revenue by product was as follows:

	Three months ended				Six months ended
	June 30,	July 1,			June 30,	July 1,
($ in thousands)	2018	2017	Variance		2018	2017	Variance
Revenue by product*:
Cement	$77,714	$79,985	$(2,271)	(2.8)%	$111,480	$120,289	$(8,809)	(7.3)%
Other	4,127	4,244	(117)	(2.8)%	7,912	7,775	137	1.8%
Total revenue	$81,841	$84,229	$(2,388)	(2.8)%	$119,392	$128,064	$(8,672)	(6.8)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended June 30, 2018 from the three and six months ended July 1, 2017 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(4.8)%	1.9%	(9.4)%	2.3%

Revenue from cement decreased $2.3 million and $8.8 million in the three and six months ended June 30, 2018, respectively, due primarily to decreased organic cement volumes. Organic cement volumes decreased 9.4% year over year.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of June 30, 2018, we had $50.4 million in cash and cash equivalents and $321.8 million of working capital compared to $383.6 million and $533.6 million, respectively, at December 30, 2017. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of June 30, 2018 or December 30, 2017. Our remaining borrowing capacity on our senior secured revolving credit facility was $219.6 million as of June 30, 2018, which is net of $15.4 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of June 30, 2018 and December 30, 2017, our long-term borrowings totaled $1.8 billion, for which we incurred $25.6 million and $51.3 million of interest expense for the three and six months ended June 30, 2018, respectively, and $22.9 million and $44.5 million for the three and six months ended July 1, 2017, respectively. We remain in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of June 30, 2018.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of June 30, 2018, we were in compliance with all debt covenants.

At June 30, 2018 and December 30, 2017, $1.8 billion of total debt was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On January 19, 2017, Summit LLC entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, which, among other things, reduced the applicable margin in respect of the then outstanding $640.3 million principal amount of term loans thereunder. All other material terms and provisions remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of Amendment No. 1. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder. On May 22, 2018, Summit LLC entered into Amendment No. 3 to the Credit Agreement, which, among other things, reduced the applicable margin in respect of the $633.8 million outstanding principal amount of term loans thereunder.

On June 1, 2017, the Issuers issued the 2025 Notes, which were issued at par value, resulting in proceeds of $295.4 million, net of related fees and expenses. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 8.500% senior notes due April 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at par and interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year commencing on October 15, 2016.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended June 30, 2018 and July 1, 2017:

	Summit Inc.
	June 30,	July 1,
(in thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(33,718)	$11,149
Investing activities	(270,059)	(313,664)
Financing activities	(28,904)	511,998

Operating activities

During the six months ended June 30, 2018, cash used in operating activities was $33.7 million primarily as a result of:

•	Net loss of $19.0 million, offset by non-cash expenses, including $98.6 million of depreciation, depletion, amortization and accretion expense and $14.2 million of share-based compensation.

•

Additional investment in inventory of $44.4 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•

Billed and unbilled accounts receivable increased by $92.3 million in the first six months of 2018 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•

The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $52.2 million of interest payments in the six months ended June 30, 2018.

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

Investing activities

During the six months ended June 30, 2018, cash used for investing activities was $270.1 million, of which $153.2 million related to the seven acquisitions completed in the period and $131.7 million was invested in capital expenditures, which was partially offset by $14.1 million of proceeds from asset sales.

During the six months ended July 1, 2017, cash used for investing activities was $313.7 million, of which $213.1 million related to the seven acquisitions completed in the period and $109.1 million was invested in capital expenditures, which was partially offset by $8.4 million of proceeds from asset sales.

Financing activities

During the six months ended June 30, 2018, cash used in financing activities was $28.9 million. We received $15.6 million of proceeds from stock option exercises, which was offset by $31.2 million of payments on acquisition-related liabilities and $10.8 million of payments on debt.

During the six months ended July 1, 2017, cash provided by financing activities was $512.0 million, which was primarily composed of $237.6 million of net proceeds from the January 2017 issuance of 10,000,000 shares of Class A common stock and $295.4 million of proceeds from the 2025 Notes, net of related fees and expenses. We made $17.2 million of payments on acquisition-related liabilities, and $5.9 million in payments for debt and capital issuance costs.

Cash paid for capital expenditures

We expended approximately $131.7 million in capital expenditures in the six months ended June 30, 2018 compared to $109.1 million in the six months ended July 1, 2017.

We estimate that we will invest between $210.0 million and $225.0 million in capital expenditures in 2018, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. We expect to invest $26 million on the completion of a new aggregates plant in Vancouver, as well as $12 million on new plants in Georgia and Utah. We plan on spending $6 million to complete a new cement terminal along the Mississippi River during 2018. Additionally, we have spent approximately $12 million on new and upgraded asphalt plants in northeast Texas and Kansas.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of June 30, 2018, we had accrued $333.0 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $26.25 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended June 30, 2018, and a contractually defined discount rate of 3.11%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $285.8 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In June 2018, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, increasing the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, allowing more financial and nonfinancial hedging strategies to be eligible for hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have compiled our leases, and are beginning to assess the impact of adopting this ASU.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, loss from discontinued operations and certain non-cash and non-operating items. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

We present Adjusted EBITDA, Adjusted Cash Gross Profit and Adjusted Cash Gross Profit Margin for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses these metrics to assess the operating performance of a company’s business and to provide a consistent comparison of performance from period to period. We use these metrics, among others, to assess the operating performance of our individual segments and the consolidated company.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 30, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$36,532	$26,421	$27,458	$(53,498)	$36,913
Interest expense (income) (1)	1,554	947	(1,479)	27,921	28,943
Income tax expense (benefit)	431	(84)	—	11,843	12,190
Depreciation, depletion and amortization	22,445	17,606	8,716	635	49,402
EBITDA	$60,962	$44,890	$34,695	$(13,099)	$127,448
Accretion	144	220	(35)	—	329
Loss on debt financings	—	—	—	149	149
Transaction costs	(2)	—	—	1,293	1,291
Non-cash compensation	—	—	—	5,683	5,683
Other	123	285	—	33	441
Adjusted EBITDA (1)	$61,227	$45,395	$34,660	$(5,941)	$135,341

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 30, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$36,604	$4,777	$26,361	$(86,777)	$(19,035)
Interest expense (income) (1)	2,734	1,553	(3,085)	56,525	57,727
Income tax expense (benefit)	49	(270)	—	(4,295)	(4,516)
Depreciation, depletion and amortization	44,453	35,118	15,029	1,345	95,945
EBITDA	$83,840	$41,178	$38,305	$(33,202)	$130,121
Accretion	287	435	22	—	744
Loss on debt financings	—	—	—	149	149
Transaction costs	(6)	—	—	2,563	2,557
Non-cash compensation	—	—	—	14,190	14,190
Other (2)	(6,721)	579	—	(765)	(6,907)
Adjusted EBITDA (1)	$77,400	$42,192	$38,327	$(17,065)	$140,854

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 1, 2017
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$40,529	$20,600	$34,442	$(43,483)	$52,088
Interest expense (income) (1)	1,843	929	(684)	23,898	25,986
Income tax expense (benefit)	533	(21)	—	2,923	3,435
Depreciation, depletion and amortization	17,224	16,740	9,961	662	44,587
EBITDA	$60,129	$38,248	$43,719	$(16,000)	$126,096
Accretion	195	193	64	—	452
Loss on debt financings	—	—	—	—	—
Tax receivable agreement expense	—	—	—	1,525	1,525
Transaction costs	(28)	—	—	2,648	2,620
Non-cash compensation	—	—	—	4,676	4,676
Other	224	325	—	(683)	(134)
Adjusted EBITDA (1)	$60,520	$38,766	$43,783	$(7,834)	$135,235

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 1, 2017
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$38,503	$8,507	$29,729	$(79,759)	$(3,020)
Interest expense (income) (1)	3,747	1,614	(1,334)	46,928	50,955
Income tax expense (benefit)	535	(21)	—	743	1,257
Depreciation, depletion and amortization	32,692	31,927	17,951	1,321	83,891
EBITDA	$75,477	$42,027	$46,346	$(30,767)	$133,083
Accretion	390	384	122	—	896
Loss on debt financings	—	—	—	190	190
Tax receivable agreement expense	—	—	—	1,525	1,525
Transaction costs	9	—	—	3,884	3,893
Non-cash compensation	—	—	—	9,424	9,424
Other	343	703	—	(1,192)	(146)
Adjusted EBITDA (1)	$76,219	$43,114	$46,468	$(16,936)	$148,865

(1)

The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.2 million and $0.5 million less than Summit LLC and its subsidiaries in the three and six months ended July 1, 2017, and $0.2 million and $0.4 million less in the three and six months ended June 30, 2018, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

(2)

In the six months ended June 30, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

	June 30,	December 30,
Reconciliation of Working Capital	2018	2017
($ in thousands)
Total current assets	$621,323	$783,601
Less total current liabilities	(299,490)	(249,975)
Working capital	$321,833	$533,626

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
Reconciliation of Operating Income to Adjusted Cash Gross Profit	2018	2017	2018	2017
($ in thousands)
Operating income	$77,279	$82,444	$25,754	$49,660
General and administrative expenses	61,657	58,086	131,518	116,554
Depreciation, depletion, amortization and accretion	49,731	45,039	96,689	84,787
Transaction costs	1,291	2,620	2,557	3,893
Adjusted Cash Gross Profit (exclusive of items shown separately)	$189,958	$188,189	$256,518	$254,894
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	34.6%	39.3%	30.6%	34.6%

(1)	Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

In March 2018, we were notified of an investigation by the Canadian Competition Bureau (the “CCB”) into pricing practices by certain asphalt paving contractors in British Columbia, including Winvan Paving, Ltd. (“Winvan”). We believe the investigation is focused on time periods prior to our April 2017 acquisition of Winvan and we are cooperating with the CCB. Although we currently do not believe this matter will have a material adverse effect on our business, financial condition or results of operations, we are not able to predict the ultimate outcome or cost of the investigation at this time.

ITEM  1A.RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report, as updated by the information disclosed in the section entitled “Risk Factors” in our Q1 2018 10-Q, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Annual Report and the Q1 2018 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the Annual Report, as updated by the Q1 2018 10-Q.

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

4.1*

Thirteenth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee.

4.2*

Ninth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee.

4.3*

Fifth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee.

10.1

Amendment No. 3, dated as of May 22, 2018, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017 and Amendment No. 2, dated as of November 21, 2017), among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed May 22, 2018).

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 2, 2018	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)