Form 10-Q
period 2018-09-29
Summit Materials, Inc.; Summit Materials, LLC
filed 2018-11-06
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers:
001-36873 (Summit Materials, Inc.)
333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC. SUMMIT MATERIALS, LLC (Exact name of registrants as specified in their charters)

Delaware (Summit Materials, Inc.)
Delaware (Summit Materials, LLC)
(State or other jurisdiction of
incorporation or organization)
1550 Wynkoop Street, 3rd Floor
Denver, Colorado
(Address of principal executive offices)

47-1984212 26-4138486 (I.R.S. Employer Identification No.) 80202 (Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Summit Materials, Inc.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
		Emerging growth company	☐

Summit Materials, LLC

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
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

As of November 1, 2018, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 111,656,101 and 99, respectively.
As of November 1, 2018, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 29, 2018, its sole material asset was a 97.0% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2 % senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and nine months ended September 29, 2018 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of September 29, 2018. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

__________________________________________________

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 29, 2018	December 30, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$64,930	$383,556
Accounts receivable, net	301,670	198,330
Costs and estimated earnings in excess of billings	47,629	9,512
Inventories	229,761	184,439
Other current assets	15,690	7,764
Total current assets	659,680	783,601
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 29, 2018 - $748,265 and December 30, 2017 - $631,841)	1,751,810	1,615,424
Goodwill	1,147,588	1,036,320
Intangible assets, less accumulated amortization (September 29, 2018 - $7,819 and December 30, 2017 - $6,698)	18,892	16,833
Deferred tax assets, less valuation allowance (September 29, 2018 and December 30, 2017 - $1,675)	267,532	284,092
Other assets	50,832	51,063
Total assets	$3,896,334	$3,787,333
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$4,765	$4,765
Current portion of acquisition-related liabilities	14,148	14,087
Accounts payable	140,174	98,744
Accrued expenses	114,257	116,629
Billings in excess of costs and estimated earnings	13,072	15,750
Total current liabilities	286,416	249,975
Long-term debt	1,808,190	1,810,833
Acquisition-related liabilities	29,129	58,135
Tax receivable agreement liability	333,152	331,340
Other noncurrent liabilities	80,577	65,329
Total liabilities	2,537,464	2,515,612
Commitments and contingencies (see note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 111,654,552 and 110,350,594 shares issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	1,117	1,104
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 and 100 shares issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	—	—
Additional paid-in capital	1,188,707	1,154,220
Accumulated earnings	148,902	95,833
Accumulated other comprehensive income	6,134	7,386
Stockholders’ equity	1,344,860	1,258,543
Noncontrolling interest in Summit Holdings	14,010	13,178
Total stockholders’ equity	1,358,870	1,271,721
Total liabilities and stockholders’ equity	$3,896,334	$3,787,333

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Product	$512,822	$465,556	$1,229,596	$1,088,299
Service	112,195	108,831	234,572	223,500
Net revenue	625,017	574,387	1,464,168	1,311,799
Delivery and subcontract revenue	69,644	59,794	145,804	130,752
Total revenue	694,661	634,181	1,609,972	1,442,551
Cost of revenue (excluding items shown separately below):
Product	321,586	277,301	814,166	677,861
Service	80,573	72,450	170,626	154,408
Net cost of revenue	402,159	349,751	984,792	832,269
Delivery and subcontract cost	69,644	59,794	145,804	130,752
Total cost of revenue	471,803	409,545	1,130,596	963,021
General and administrative expenses	59,457	59,175	190,975	175,729
Depreciation, depletion, amortization and accretion	53,974	48,969	150,663	133,756
Transaction costs	1,260	2,581	3,817	6,474
Operating income	108,167	113,911	133,921	163,571
Interest expense	28,889	28,921	86,616	79,876
Loss on debt financings	—	—	149	190
Tax receivable agreement expense	—	501,752	—	503,277
Gain on sale of business	(12,108)	—	(12,108)	—
Other income, net	(3,371)	(2,716)	(11,942)	(3,963)
Income (loss) from operations before taxes	94,757	(414,046)	71,206	(415,809)
Income tax expense (benefit)	20,765	(498,333)	16,249	(497,076)
Net income	73,992	84,287	54,957	81,267
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	59	—	(27)
Net income attributable to Summit Holdings	2,703	2,964	1,888	2,474
Net income attributable to Summit Inc.	$71,289	$81,264	$53,069	$78,820
Income per share of Class A common stock:
Basic	$0.64	$0.74	$0.48	$0.73
Diluted	$0.64	$0.73	$0.47	$0.72
Weighted average shares of Class A common stock:
Basic	111,641,344	109,545,111	111,288,211	108,219,132
Diluted	111,940,067	110,824,468	112,472,724	108,848,680

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$73,992	$84,287	$54,957	$81,267
Other comprehensive income (loss):
Postretirement liability adjustment	—	—	—	413
Foreign currency translation adjustment	1,970	4,374	(3,179)	8,498
Income on cash flow hedges	87	212	1,443	384
Less tax effect of other comprehensive income (loss) items	(507)	—	428	—
Other comprehensive income (loss):	1,550	4,586	(1,308)	9,295
Comprehensive income	75,542	88,873	53,649	90,562
Less comprehensive income (loss) attributable to the noncontrolling interest in consolidated subsidiaries	—	59	—	(27)
Less comprehensive income attributable to Summit Holdings	5,505	3,135	1,832	2,832
Comprehensive income attributable to Summit Inc.	$70,037	$85,679	$51,817	$87,757

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 29, 2018	September 30, 2017
Cash flow from operating activities:
Net income	$54,957	$81,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	152,829	140,634
Share-based compensation expense	19,833	14,148
Net gain on asset disposals	(27,261)	(6,063)
Non-cash loss on debt financings	—	85
Change in deferred tax asset, net	12,577	(498,816)
Other	873	(855)
(Increase) decrease in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(90,481)	(98,961)
Inventories	(26,027)	(12,835)
Costs and estimated earnings in excess of billings	(37,643)	(31,606)
Other current assets	(6,819)	6,026
Other assets	(1,217)	(3,141)
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable	24,978	38,357
Accrued expenses	(2,197)	3,854
Billings in excess of costs and estimated earnings	(3,850)	2,386
Tax receivable agreement liability	1,812	503,277
Other liabilities	(1,807)	(5,324)
Net cash provided by operating activities	70,557	132,433
Cash flow from investing activities:
Acquisitions, net of cash acquired	(210,894)	(371,479)
Purchases of property, plant and equipment	(183,752)	(147,478)
Proceeds from the sale of property, plant and equipment	18,426	13,290
Proceeds from sale of business	21,564	—
Other	2,660	182
Net cash used for investing activities	(351,996)	(505,485)
Cash flow from financing activities:
Proceeds from equity offerings	—	237,600
Capital issuance costs	—	(627)
Proceeds from debt issuances	64,500	302,000
Debt issuance costs	(550)	(5,317)
Payments on debt	(79,027)	(12,887)
Payments on acquisition-related liabilities	(35,321)	(22,616)
Distributions from partnership	(69)	(109)
Proceeds from stock option exercises	15,615	18,810
Other	(1,913)	(846)
Net cash (used in) provided by financing activities	(36,765)	516,008
Impact of foreign currency on cash	(422)	734
Net (decrease) increase in cash	(318,626)	143,690
Cash and cash equivalents—beginning of period	383,556	143,392
Cash and cash equivalents—end of period	$64,930	$287,082
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated Other Comprehensive Income (Loss)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Noncontrolling Interest in Summit Holdings	Total Stockholders’ Equity
	Accumulated Earnings		Shares	Dollars	Shares	Dollars
Balance - December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721
Net income	53,069	—	—	—	—	—	—	1,888	54,957
LP Unit exchanges	—	—	254,102	2	—	—	929	(931)	—
Other comprehensive loss, net of tax	—	(1,252)	—	—	—	—	—	(56)	(1,308)
Stock option exercises	—	—	863,898	9	—	—	15,607	—	15,616
Share-based compensation	—	—	—	—	—	—	19,833	—	19,833
Distributions from partnership	—	—	—	—	—	—	—	(69)	(69)
Other	—	—	185,958	2	(1)	—	(1,882)	—	(1,880)
Balance - September 29, 2018	$148,902	$6,134	111,654,552	$1,117	99	$—	$1,188,707	$14,010	$1,358,870

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

Substantially all of the Company’s construction materials, products and services are produced, consumed and performed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the production and sales volumes of its products and delivery of services. Therefore, the financial results for any interim period are typically not indicative of the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions, weather conditions and to cyclical changes in construction spending, among other factors.

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 29, 2018, the results of operations for the three and nine months ended September 29, 2018 and September 30, 2017 and cash flows for the nine months ended September 29, 2018 and September 30, 2017.

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
Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, the tax receivable agreement ("TRA") liability, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in those states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been extended to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 29, 2018 and September 30, 2017.

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

Collectability of service contracts is due reasonably after certain milestones in the contract are performed. Milestones vary by project, but are typically calculated using monthly progress based on the percentage of completion or a customer’s engineer review of progress. The majority of the time, collection occurs within 90 days of billing and cash is received within the same fiscal year as services performed. On most projects, the customer will withhold a portion of the invoice for retainage, which may last longer than a year depending on the job.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the three and nine months ended September 29, 2018.

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

Tax Receivable Agreement— When Class A limited partnership units of Summit Holdings (“LP Units”) are exchanged for shares of Class A common stock of Summit Inc. or Summit Inc. purchases LP Units for cash, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. Prior to our initial public offering (“IPO”), we entered into a TRA with the pre-IPO owners that requires us to pay the pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize as a result of these exchanges. These benefits include (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, (2) tax benefits attributable to payments under the TRA, or (3) under certain circumstances such as an early termination of the TRA, we are deemed to realize, as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

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

Reclassification —Within the operating activities section on the consolidated statement of cash flows for the nine month period ended September 30, 2017, the Company reclassified $4.8 million from deferred income tax benefit, $17,000 from other current assets and $498.8 million from deferred tax assets, net, to change in deferred tax asset, net, to conform to the current year presentation.

New Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that replaced most existing revenue recognition guidance in U.S. GAAP. The ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. We adopted this ASU in the first quarter of 2018 using the modified retrospective approach, which did not have a material impact on our consolidated financial statements.

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

2.	ACQUISITIONS AND DISPOSITIONS

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

	Nine months ended	Year ended
	September 29, 2018	December 30, 2017
West	4	6
East (1)	6	8
_____________________________________________________________________________________________
(1)In addition, the Company acquired certain assets of a small ready-mix concrete operation in the second quarter of 2018.
The purchase price allocation, primarily the valuation of property, plant and equipment for the 2018 acquisitions, as well as the 2017 acquisitions that occurred after September 30, 2017, has not yet been finalized due to the recent timing of the acquisitions and status of the valuation of property, plant and equipment. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	September 29, 2018	December 30, 2017
Financial assets	$14,275	$31,615
Inventories	19,607	8,300
Property, plant and equipment	94,576	160,975
Intangible assets	3,179	161
Other assets	1,264	4,200
Financial liabilities	(11,914)	(15,501)
Other long-term liabilities	(8,255)	(17,610)
Net assets acquired	112,732	172,140
Goodwill	106,504	247,536
Purchase price	219,236	419,676
Acquisition-related liabilities	(8,342)	(43,452)
Other	—	(1,294)
Net cash paid for acquisitions	$210,894	$374,930

Changes in the carrying amount of goodwill, by reportable segment, from December 30, 2017 to September 29, 2018 are summarized as follows:

	West	East	Cement	Total
Balance, December 30, 2017	$526,290	$305,374	$204,656	$1,036,320
Acquisitions (1)	55,013	57,950	—	112,963
Foreign currency translation adjustments	(1,695)	—	—	(1,695)
Balance, September 29, 2018	$579,608	$363,324	$204,656	$1,147,588
_____________________________________________________________________________________________

(1)	Reflects goodwill from 2018 acquisitions and working capital adjustments from prior year acquisitions.

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

	September 29, 2018			December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leases	$19,068	$(4,950)	$14,118	$15,888	$(4,178)	$11,710
Reserve rights	6,234	(1,857)	4,377	6,234	(1,625)	4,609
Trade names	1,000	(833)	167	1,000	(758)	242
Other	409	(179)	230	409	(137)	272
Total intangible assets	$26,711	$(7,819)	$18,892	$23,531	$(6,698)	$16,833

Amortization expense totaled $0.5 million and $1.1 million for the three and nine months ended September 29, 2018, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to September 29, 2018 is as follows:

2018 (three months)	$412
2019	1,588
2020	1,511
2021	1,475
2022	1,482
2023	1,350
Thereafter	11,074
Total	$18,892

In September 2018, the Company sold a non-core business in the West segment, resulting in cash proceeds of $21.6 million, and a total gain on the disposition of the business of $12.1 million.

3.	REVENUE RECOGNITION

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

Revenue by product for the three and nine months ended September 29, 2018 and September 30, 2017 is as follows:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue by product*:
Aggregates	$109,621	$90,594	$280,761	$236,437
Cement	87,909	94,915	197,439	213,243
Ready-mix concrete	164,866	139,934	447,490	361,824
Asphalt	125,153	115,917	231,666	218,934
Paving and related services	146,477	136,445	288,119	270,449
Other	60,635	56,376	164,497	141,664
Total revenue	$694,661	$634,181	$1,609,972	$1,442,551

*Revenue from liquid asphalt terminals is included in asphalt revenue.
The following table outlines the significant changes in contract assets and contract liability balances from December 30, 2017 to September 29, 2018. Also included in the table is the net change in estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings
Balance - December 30, 2017	$9,512	$15,750
Changes in revenue billed, contract price or cost estimates	37,643	(3,850)
Acquisitions	483	1,179
Other	(9)	(7)
Balance - September 29, 2018	$47,629	$13,072

Accounts receivable, net consisted of the following as of September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
Trade accounts receivable	$220,540	$137,696
Construction contract receivables	70,626	49,832
Retention receivables	15,144	14,973
Receivables from related parties	297	468
Accounts receivable	306,607	202,969
Less: Allowance for doubtful accounts	(4,937)	(4,639)
Accounts receivable, net	$301,670	$198,330

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.	INVENTORIES

Inventories consisted of the following as of September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
Aggregate stockpiles	$158,476	$126,791
Finished goods	37,917	34,667
Work in process	10,028	7,729
Raw materials	23,340	15,252
Total	$229,761	$184,439

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
Interest	$23,267	$24,095
Payroll and benefits	25,569	33,915
Capital lease obligations	14,955	19,276
Insurance	14,580	11,455
Non-income taxes	14,634	7,236
Professional fees	960	1,717
Other (1)	20,292	18,935
Total	$114,257	$116,629

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
Term Loan, due 2024:
$630.6 million and $635.4 million, net of $1.4 million and $1.6 million discount at September 29, 2018 and December 30, 2017, respectively	$629,210	$633,805
8 1⁄2% Senior Notes, due 2022	250,000	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.2 million and $1.4 million discount at September 29, 2018 and December 30, 2017, respectively	648,831	648,650
5 1⁄8% Senior Notes, due 2025	300,000	300,000
Total	1,828,041	1,832,455
Current portion of long-term debt	4,765	4,765
Long-term debt	$1,823,276	$1,827,690

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 29, 2018, are as follows:

2018 (three months)	$—
2019	6,354
2020	7,942
2021	6,354
2022	256,354
2023	656,354
Thereafter	897,252
Total	1,830,610
Less: Original issue net discount	(2,569)
Less: Capitalized loan costs	(15,086)
Total debt	$1,812,955

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

As of September 29, 2018 and December 30, 2017, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of September 29, 2018 and December 30, 2017, leaving remaining borrowing capacity of $219.6 million as of September 29, 2018, which is net of $15.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of September 29, 2018 and December 30, 2017, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the nine months ended September 29, 2018 and September 30, 2017:

Deferred financing fees
Balance - December 30, 2017	$19,033
Loan origination fees	550
Amortization	(3,074)
Balance - September 29, 2018	$16,509

Balance - December 31, 2016	$18,290
Loan origination fees	5,317
Amortization	(2,945)
Write off of deferred financing fees	(45)
Balance - September 30, 2017	$20,617

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of September 29, 2018 or December 30, 2017.

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

Our income tax expense (benefit) was $20.8 million and $(498.3) million in the three months ended September 29, 2018 and September 30, 2017, and our income tax expense (benefit) was $16.2 million and $(497.1) million in the nine months ended September 29, 2018 and September 30, 2017, respectively. We recorded an income tax benefit in the three months ended September 30, 2017 primarily related to the release of the valuation allowance as discussed below, partially offset by an increase in the deferred tax liability of approximately$29.6 million. Our effective income tax rate in the third quarter of 2017 is not meaningful given the release of the valuation allowance against our deferred tax assets. For the three and nine months ended September 29, 2018, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. For the three and nine months ended September 30, 2017, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future.

In the nine months ended September 30, 2017, based on the increase in our cumulative income, and expectation of future income generation, we determined that our deferred tax assets had become more likely than not of being realized. As such, we released the majority of the valuation allowance that had previously been recorded against our deferred tax assets. Accordingly, we reduced the valuation allowance against our deferred tax assets by $532.0 million as of September 30, 2017.

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

As of September 29, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Tax Receivable Agreement—The Company is party to a TRA with certain current and former holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

In the nine months ended September 29, 2018, 254,102 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $2.2 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an increase in additional paid in capital. As of September 29, 2018 and December 30, 2017, we had recorded $333.2 million and $331.9 million of TRA liability of which $0.6 million was classified as accrued expenses as of December 30, 2017. As a result of the analysis of the realizability of our deferred tax assets as of September 30, 2017, we reduced the valuation allowance against our deferred tax assets, including those deferred tax assets subject to the TRA. Further, we determined the TRA liability to be probable of being payable and, as such, we recorded 85% of the deferred tax assets subject to the TRA, or $501.8 million, as TRA liability.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover a portion of its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by the highest federal corporate tax rate plus the highest state and local tax rate in New York, New York. In the nine months ended September 29, 2018 and September 30, 2017, we made tax distribution payments of $0.1 million and $0.1 million, respectively.

As of September 29, 2018 and December 30, 2017, Summit Inc. and its subsidiaries had not recognized any liabilities for uncertain tax positions. The Company records interest and penalties as a component of the income tax provision. No material interest or penalties were recognized in income tax expense during the three and nine months ended September 29, 2018 and September 30, 2017.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic earnings per share:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income attributable to Summit Inc.	$71,289	$81,264	$53,069	$78,820
Weighted average shares of Class A stock outstanding	111,641,344	109,545,111	111,288,211	108,219,132
Basic income per share	$0.64	$0.74	$0.48	$0.73

Diluted net income attributable to Summit Inc.	$71,289	$81,264	$53,069	$78,820

Weighted average shares of Class A stock outstanding	111,641,344	109,545,111	111,288,211	108,219,132
Add: stock options	204,085	926,613	574,739	184,875
Add: warrants	18,631	39,555	34,134	42,094
Add: restricted stock units	4,515	220,531	402,950	285,088
Add: performance stock units	71,492	92,658	172,690	117,491
Weighted average dilutive shares outstanding	111,940,067	110,824,468	112,472,724	108,848,680
Diluted earnings per share	$0.64	$0.73	$0.47	$0.72

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Antidilutive shares:
LP Units	3,448,343	4,039,020	3,538,385	4,560,976

9.	STOCKHOLDERS’ EQUITY

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
During 2017 and 2018, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance - December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	254,102	(254,102)	—
Other equity transactions	1,049,856	—	1,049,856
Balance - September 29, 2018	111,654,552	3,435,518	115,090,070	97.0%

Balance - December 31, 2016	97,554,278	5,151,297	102,705,575	95.0%
January 2017 public offering	10,000,000	—	10,000,000
Exchanges during period	1,255,266	(1,255,266)	—
Other equity transactions	1,177,200	—	1,177,200
Balance - September 30, 2017	109,986,744	3,896,031	113,882,775	96.6%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 3.0% and 3.2% as of September 29, 2018 and December 30, 2017, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance - December 30, 2017	$2,364	$4,637	$385	$7,386
Foreign currency translation adjustment, net of tax	—	(2,295)	—	(2,295)
Income on cash flow hedges, net of tax	—	—	1,043	1,043
Balance - September 29, 2018	$2,364	$2,342	$1,428	$6,134

Balance - December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Postretirement liability adjustment	397	—	—	397
Foreign currency translation adjustment	—	8,172	—	8,172
Income on cash flow hedges	—	—	368	368
Balance - September 30, 2017	$1,847	$5,066	$(225)	$6,688

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 29, 2018	September 30, 2017
Cash payments:
Interest	$79,367	$71,117
Income taxes	3,362	1,841
Non cash financing activities:
Exchange of LP Units to shares of Class A common stock	7,499	34,831

11.	COMMITMENTS AND CONTINGENCIES

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of September 29, 2018 and December 30, 2017, $24.5 million and $20.5 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $3.9 million and $3.9 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of September 29, 2018 and December 30, 2017 were $84.0 million and $67.9 million, respectively.

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

12.	FAIR VALUE

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of September 29, 2018 and December 30, 2017 was:

	September 29, 2018	December 30, 2017
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$3,011	$594
Cash flow hedges	—	488
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$3,774	$34,301
Cash flow hedges	—	492

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges is based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of September 29, 2018 and September 30, 2017.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 29, 2018 and December 30, 2017 was:

	September 29, 2018		December 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,837,273	$1,828,041	$1,893,239	$1,832,455
Level 3
Current portion of deferred consideration and noncompete obligations(2)	11,137	11,137	13,493	13,493
Long term portion of deferred consideration and noncompete obligations(3)	25,355	25,355	23,834	23,834

(1)	$4.8 million was included in current portion of debt as of September 29, 2018 and December 30, 2017.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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
The following tables display selected financial data for the Company’s reportable business segments as of September 29, 2018 and December 30, 2017 and for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue*:
West	$367,912	$327,917	$871,338	$746,991
East	232,777	204,990	525,270	466,222
Cement	93,972	101,274	213,364	229,338
Total revenue	$694,661	$634,181	$1,609,972	$1,442,551

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Income (loss) from operations before taxes	$94,757	$(414,046)	$71,206	$(415,809)
Interest expense	28,889	28,921	86,616	79,876
Depreciation, depletion and amortization	53,494	48,483	149,439	132,374
Accretion	480	486	1,224	1,382
Loss on debt financings	—	—	149	190
Tax receivable agreement expense	—	501,752	—	503,277
Gain on sale of business	(12,108)	—	(12,108)	—
Transaction costs	1,260	2,581	3,817	6,474
Non-cash compensation	5,643	4,724	19,833	14,148
Other	(409)	(200)	(7,316)	(346)
Total Adjusted EBITDA	$172,006	$172,701	$312,860	$321,566

Total Adjusted EBITDA by Segment:
West	$73,916	$76,637	$151,316	$152,856
East	58,305	56,397	100,497	99,511
Cement	44,299	46,860	82,626	93,328
Corporate and other	(4,514)	(7,193)	(21,579)	(24,129)
Total Adjusted EBITDA	$172,006	$172,701	$312,860	$321,566

	Nine months ended
	September 29, 2018	September 30, 2017
Purchases of property, plant and equipment
West	$104,217	$64,257
East	51,968	52,920
Cement	21,621	25,306
Total reportable segments	177,806	142,483
Corporate and other	5,946	4,995
Total purchases of property, plant and equipment	$183,752	$147,478

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Depreciation, depletion, amortization and accretion:
West	$23,289	$18,907	$68,029	$51,989
East	19,429	17,628	54,982	49,939
Cement	10,682	11,815	25,733	29,888
Total reportable segments	53,400	48,350	148,744	131,816
Corporate and other	574	619	1,919	1,940
Total depreciation, depletion, amortization and accretion	$53,974	$48,969	$150,663	$133,756

	September 29, 2018	December 30, 2017
Total assets:
West	$1,422,966	$1,225,463
East	1,229,567	1,035,609
Cement	899,077	870,652
Total reportable segments	3,551,610	3,131,724
Corporate and other	344,724	655,609
Total	$3,896,334	$3,787,333

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

As of September 29, 2018, we had 3.7 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 21%, 13%, 12% and 9%, respectively, of our total revenue in 2017. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”) total annual funding available for transportation infrastructure, including state and federal funding, is estimated to be approximately $13.9 billion in fiscal year 2019 (commencing September 1, 2018), increasing to $14.3 billion by fiscal year 2020.  Further, the 2019 Unified Transportation Program (“UTP”) plans for $75 billion to fund transportation projects from 2019 through 2028, up from the 2018 UTP of $71 billion and more than double the previous UTP, Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In October 2018, the TXDOT updated its fiscal year 2019 lettings estimate to $6.4 billion from $5.7 billion in fiscal 2018, which provides for more than 800 transportation projects, the majority of which are expected to have a total value of less than $15 million each. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

◦
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

◦
In November 2015, Texas voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the State Highway Fund. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the State Highway Fund.  As of July 2018, TXDOT anticipated that fiscal 2018 collections for Proposition 7 would amount to a $2.5 billion contribution in fiscal year 2019, increasing to $5.0 billion by fiscal year 2020.

◦
In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the State Highway Fund each year. As of September 2018, TXDOT anticipated that funding from Proposition 1 for fiscal year 2019 would be $1.37 billion, up from $734 million received in fiscal year 2018.

•
Utah’s transportation investment fund has $2.3 billion programmed for 2017 through 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for several projects that the Utah Transportation Commission already approved.

•
Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010. Kansas’ fiscal year 2019 transportation budget is slightly above the fiscal year 2018 budget, which was below the fiscal year 2017 budget, given austerity measures put into effect under the most recent gubernatorial administration. In May 2018, a legislative task force was convened to evaluate the current system’s condition and funding of the state’s transportation system. The task force will make recommendations on the current and future transportation system needs and the structure of the highway fund with a final report due by January 2019.

•	Missouri’s Statewide Transportation Improvement Program for 2019 through 2023 states that $4.5 billion is available for awards for highway and bridge construction.

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

As a vertically-integrated business, approximately 24% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 73% of the asphalt paving mix were laid by our paving crews during the nine months ended September 29, 2018. Our backlog as of September 29, 2018, was 12.0 million tons of aggregates, 1.0 million cubic yards of ready-mix concrete, 2.6 million tons of asphalt and $380.7 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results for the three and nine months ended September 29, 2018 as compared to September 30, 2017, are:

•	Net revenue increased $50.6 million and $152.4 million in the three and nine months ended September 29, 2018, respectively, primarily resulting from contributions from our acquisitions.

•
Our operating income decreased $5.7 million and $29.7 million in the three and nine months ended September 29, 2018, respectively, primarily due to higher labor and transportation costs included in our cost of revenue, as well as higher levels of depreciation and amortization in 2018 resulting from our acquisitions. Further, our general and administrative expenses for the nine month period ended September 29, 2018 were higher than the comparable period in 2017 primarily due to the acquisitions which occurred in the fourth quarter of 2017 as well as the first nine months of 2018, as well as increased stock-based compensation charges in 2018.

•	In January 2017, we raised $237.6 million through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share, resulting in net proceeds of $237.0 million.

•	In June 2017, we issued $300 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”), resulting in net proceeds of $295.4 million, after related fees and expenses.

•	In September 2018, the Company sold a non-core business in the West segment, resulting in cash proceeds of $21.6 million and a total gain on the disposition of the business of $12.1 million.

•
During the third quarter of 2017, we reduced the valuation allowance against our deferred tax assets by $532.0 million, resulting in the recordation of a deferred income tax benefit of $532.0 million. Further, as those deferred tax assets were subject to our TRA, we recorded TRA expense of $501.8 million in the third quarter of 2017 as well.

Acquisitions

In addition to our organic growth, we continued to grow our business through acquisitions, completing a total of 10 acquisitions in the first nine months of 2018, of which four were in the West segment and six were in the East segment.

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

Operating income (loss) reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically increased as well. However, as organic volumes increase, we expect our general and administrative costs to decrease as a percentage of revenue. Our transaction costs fluctuate with the level acquisition activity completed each year.
The table below includes revenue and operating income (loss) by segment for the three and nine months ended September 29, 2018 and September 30, 2017.

	Three months ended				Nine months ended
	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$367,912	$48,196	$327,917	$57,549	$871,338	$80,479	$746,991	$100,169
East	232,777	37,984	204,990	36,902	525,270	44,035	466,222	46,514
Cement	93,972	33,513	101,274	35,091	213,364	56,503	229,338	63,546
Corporate (1)	—	(11,526)	—	(15,631)	—	(47,096)	—	(46,658)
Total	$694,661	$108,167	$634,181	$113,911	$1,609,972	$133,921	$1,442,551	$163,571

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 29, 2018 and September 30, 2017.

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
(in thousands)
Net revenue	$625,017	$574,387	$1,464,168	$1,311,799
Delivery and subcontract revenue	69,644	59,794	145,804	130,752
Total revenue	694,661	634,181	1,609,972	1,442,551
Cost of revenue (excluding items shown separately below)	471,803	409,545	1,130,596	963,021
General and administrative expenses	59,457	59,175	190,975	175,729
Depreciation, depletion, amortization and accretion	53,974	48,969	150,663	133,756
Transaction costs	1,260	2,581	3,817	6,474
Operating income	108,167	113,911	133,921	163,571
Interest expense (1)	28,889	28,921	86,616	79,876
Loss on debt financings	—	—	149	190
Tax receivable agreement expense	—	501,752	—	503,277
Gain on sale of business	(12,108)	—	(12,108)	—
Other income, net	(3,371)	(2,716)	(11,942)	(3,963)
Income (loss) from operations before taxes	94,757	(414,046)	71,206	(415,809)
Income tax expense (benefit)	20,765	(498,333)	16,249	(497,076)
Net income	$73,992	$84,287	$54,957	$81,267

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.2 million and $0.5 million less interest expense than Summit Inc., in the three and nine months ended September 29, 2018. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Net revenue	$625,017	$574,387	$50,630	8.8%	$1,464,168	$1,311,799	$152,369	11.6%
Operating income	108,167	113,911	(5,744)	(5.0)%	133,921	163,571	(29,650)	(18.1)%
Operating margin percentage	17.3%	19.8%			9.1%	12.5%
Adjusted EBITDA (1)	$172,006	$172,701	$(695)	(0.4)%	$312,860	$321,566	$(8,706)	(2.7)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $50.6 million in the three months ended September 29, 2018, primarily resulting from our acquisition program. Our increase in net revenue resulted primarily from increased sales of products and materials primarily from our acquisitions as well as organic growth in our aggregates, ready-mix and asphalt lines of business, partially offset by a decline in our cement revenues. We generated organic volume growth in our aggregates, ready-mix and asphalt lines of business during the third quarter of 2018 over the prior year period, while the cement line of business had a decrease in organic volume. We had organic average sales price growth in each of our aggregates, ready-mix concrete and asphalt lines of business during the third quarter of 2018.

Net revenue increased $152.4 million in the nine months ended September 29, 2018, primarily resulting from our acquisition program, as well as organic growth in our aggregates, ready-mix concrete and asphalt operations, partially offset by a decrease in our cement revenues. Of the increase in net revenue, $28.5 million was from increased sales of materials, $112.8 million was from increased sales of products and $11.1 million was from increased service revenue. We generated organic volume growth of 0.6% in aggregates, 2.0% in our ready-mix volumes and 0.4% in asphalt organic volumes during the first nine months of 2018 over the prior year period, while our organic cement volumes decreased by 8.1%. We had organic price growth in our aggregate, cement, ready-mix concrete and asphalt lines of business of approximately 1% to 3% during the first nine months of 2018. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended September 29, 2018, our net revenue growth was $39.6 million and $11.0 million from acquisitions and organic revenue, respectively. Operating income decreased by $5.7 million in the third quarter of 2018 as compared to the third quarter of 2017 primarily as inflationary increases in our cost of revenue exceeded our increases in net revenue. Our depreciation, depletion, amortization and accretion increased $5.0 million primarily due to acquisitions completed in 2017 and 2018. Further, the construction industry is experiencing a shortage in skilled labor in many markets, and as a result, we are realizing wage increases in those markets. As some of our customers are also experiencing a labor shortage, they have delayed the start of their projects, which in turn decreases our net revenues. Lastly, we experienced wetter weather conditions in most of our operating geographies in 2018 as compared to 2017, which contributed to lower revenues and operating inefficiencies, which further increased cost of revenue.

In the nine months ended September 29, 2018, our net revenue growth was $128.5 million and $23.9 million from acquisitions and organic revenue, respectively. Operating income decreased by $29.7 million in the first nine months of 2018 as compared to the first nine months of 2017 primarily as a result of increases in our costs of revenue, as well as increases in our general and administrative expenses and depreciation, depletion, amortization and accretion expense resulting from our acquisition program. Our depreciation, depletion, amortization and accretion expense increased $16.9 million primarily due to acquisitions completed in 2017 and 2018.

Our operating margin percentage decreased from 19.8% to 17.3% and from 12.5% to 9.1% in the three and nine months ended September 29, 2018, respectively, due to the items noted above. Adjusted EBITDA, as defined below, decreased by $8.7 million in the nine months ended September 29, 2018, due to higher costs of revenue which were only partially offset by increases in net revenue, as well as increases in general and administrative expenses and depreciation, depletion, amortization and accretion expense. In addition, we recorded the $6.9 million reduction in a contingent liability from one of our acquisitions as other income during the nine months ended September 29, 2018.
As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Revenue by product*:
Aggregates	$146,913	$122,796	$24,117	19.6%	$368,005	$313,686	$54,319	17.3%
Cement	89,224	96,223	(6,999)	(7.3)%	200,704	216,512	(15,808)	(7.3)%
Ready-mix concrete	165,204	140,049	25,155	18.0%	448,442	362,349	86,093	23.8%
Asphalt	133,747	124,484	9,263	7.4%	244,000	236,954	7,046	3.0%
Paving and related services	248,460	231,516	16,944	7.3%	467,941	441,884	26,057	5.9%
Other	(88,887)	(80,887)	(8,000)	(9.9)%	(119,120)	(128,834)	9,714	7.5%
Total revenue	$694,661	$634,181	$60,480	9.5%	$1,609,972	$1,442,551	$167,421	11.6%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three months ended
	September 29, 2018		September 30, 2017
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	14,116	$10.41	11,998	$10.23	17.7%	1.8%
Cement	796	112.03	850	113.15	(6.4)%	(1.0)%
Ready-mix concrete	1,519	108.75	1,320	106.09	15.1%	2.5%
Asphalt	2,212	56.34	2,124	54.37	4.1%	3.6%

	Nine months ended
	September 29, 2018		September 30, 2017
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	36,081	$10.20	31,247	$10.04	15.5%	1.6%
Cement	1,770	113.37	1,925	112.45	(8.1)%	0.8%
Ready-mix concrete	4,164	107.69	3,463	104.63	20.2%	2.9%
Asphalt	4,173	55.35	4,004	54.55	4.2%	1.5%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.
Revenue from aggregates increased $24.1 million and $54.3 million in the three and nine months ended September 29, 2018, respectively, primarily due to increased volumes. Aggregate volumes were positively affected by our acquisition program and organic growth in the West segment, offset by a decrease in organic volumes in the East segment. Organic aggregate volumes increased 3.9% in the third quarter of 2018 as compared to the same period a year ago primarily due to increases in the Intermountain, western Canada and Missouri markets, offset by decreases in our Kansas, Kentucky and southeast United States markets. Organic aggregate volumes increased 0.6% in the first nine months of 2018 as compared to the same period a year ago primarily due to increases in northeast Texas and the Intermountain region, offset by decreases in our Houston, and southeast geographies.  Aggregate average sales prices of $10.20 per ton slightly increased compared to the first nine months of 2017.

Revenue from cement decreased $7.0 million and $15.8 million in the three and nine ended September 29, 2018, respectively, due primarily to volume declines as weather conditions in the first nine of 2017 were better than the comparable period in 2018, as well as increased competitive conditions in 2018. During the first nine months of 2018, pricing for cement improved by 0.8% to $113.37 per ton, primarily resulting from price increases implemented in 2017 and 2018.

Revenue from ready-mix concrete increased $25.2 million and $86.1 million in the three and nine months ended September 29, 2018, respectively, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $107.69 per cubic yard in 2018 increased 2.9% as compared to the first nine months of 2017.

Revenue from asphalt increased $9.3 million and $7.0 million in the three and nine months ended September 29, 2018, respectively. In the first nine months of 2018, our organic asphalt volumes increased 0.4% and our organic asphalt pricing increased 1.2%.

Other Financial Information

Tax Receivable Agreement Expense

In the third quarter of 2017, we recorded $501.8 million of tax receivable agreement ("TRA") expense. This estimate was recorded based on the realization of our deferred tax assets subject to the TRA being more likely than not of being realized. Based on a release of the valuation allowance related to the TRA deferred tax assets discussed below, we further determined payment of those benefits had become probable under our TRA.

Income Tax Benefit

Our income tax expense (benefit) was $20.8 million and $(498.3) million in the three months ended September 29, 2018 and September 30, 2017, and our income tax expense (benefit) was $16.2 million and $(497.1) million in the nine months ended September 29, 2018 and September 30, 2017, respectively. We recorded an income tax benefit in the three months ended September 30, 2017 primarily related to the release of the valuation allowance as discussed below, partially offset by an increase in the deferred tax liability of approximately $29.6 million. Our effective income tax rate in the third quarter of 2017 is not meaningful given the release of the valuation allowance against our deferred tax assets. For the three and nine months ended September 29, 2018, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. For the three and nine months ended September 30, 2017, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future.

In the nine months ended September 30, 2017, based on the increase in our cumulative income, and expectation of future income generation, we determined that our deferred tax assets had become more likely than not of being realized. As such, we released the majority of the valuation allowance that had previously been recorded against our deferred tax assets. Accordingly, we reduced the valuation allowance against our deferred tax assets by $532.0 million as of September 30, 2017.

As of September 29, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Net revenue	$329,346	$293,851	$35,495	12.1%	$791,975	$675,674	$116,301	17.2%
Operating income	48,196	57,549	(9,353)	(16.3)%	80,479	100,169	(19,690)	(19.7)%
Operating margin percentage	14.6%	19.6%			10.2%	14.8%
Adjusted EBITDA (1)	$73,916	$76,637	$(2,721)	(3.6)%	$151,316	$152,856	$(1,540)	(1.0)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $35.5 million and $116.3 million in the three and nine months ended September 29, 2018, respectively, primarily due to incremental revenue from acquisitions in the last three months of 2017 and in 2018. Net revenue growth from acquisitions in the three and nine months ended September 29, 2018 increased $23.1 million and $83.7 million, respectively, with the balance attributable to organic operations.

The West segment’s operating income decreased $9.4 million and $19.7 million in the three and nine months ended September 29, 2018, respectively, primarily due to increased labor costs and hydrocarbon costs included in cost of revenue, increases in general and administrative expenses, as well as higher levels of depreciation and amortization from acquisitions made in 2017 and 2018. Further, wetter weather conditions in our Texas markets had a negative effect on our operational efficiencies. Adjusted EBITDA declined $2.7 million and $1.5 million in the three and nine months ended September 29, 2018, respectively. The reduction in West segment Adjusted EBITDA in the nine months ended September 29, 2018 was due to increased costs of revenue noted above, coupled with tighter construction margins in our Texas, Utah and Vancouver markets, which were only partially offset by improved organic volume of aggregates, ready-mix concrete and asphalt, combined with increased organic average sales price growth in aggregates and ready-mix concrete. The operating margin percentage in the West segment decreased in the three months ended September 29, 2018 to 14.6% from 19.6% in the three months ended

September 30, 2017, due to increased labor costs, depreciation and amortization, as well as increases in general and administrative expenses resulting from acquisitions that occurred in the last three months of 2017 and in 2018. Those same factors contributed to similar declines in operating income and operating margin percentage in the respective nine month periods.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Revenue by product*:
Aggregates	$66,062	$55,496	$10,566	19.0%	$165,592	$143,589	$22,003	15.3%
Ready-mix concrete	123,770	98,134	25,636	26.1%	343,391	267,704	75,687	28.3%
Asphalt	88,986	86,807	2,179	2.5%	171,259	170,371	888	0.5%
Paving and related services	154,017	147,496	6,521	4.4%	295,595	277,799	17,796	6.4%
Other	(64,923)	(60,016)	(4,907)	(8.2)%	(104,499)	(112,472)	7,973	7.1%
Total revenue	$367,912	$327,917	$39,995	12.2%	$871,338	$746,991	$124,347	16.6%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other”. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and nine months ended September 29, 2018 from the three and nine months ended September 30, 2017 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	15.9%	2.7%	10.7%	4.1%
Ready-mix concrete	22.7%	2.8%	23.9%	3.5%
Asphalt	5.8%	(1.0)%	6.4%	(1.8)%

Gross revenue from aggregates in the West segment increased $10.6 million and $22.0 million in the three and nine months ended September 29, 2018, respectively, primarily due to an increase in acquisition-related volumes in last three months of 2017 and the first nine months of 2018. The increase in aggregates volumes was primarily in our Northern Texas markets. Aggregates pricing for the three and nine months ended September 29, 2018 increased 2.7% and 4.1%, respectively, when compared to the same periods of 2017.

Revenue from ready-mix concrete in the West segment increased $25.6 million and $75.7 million in the three and nine months ended September 29, 2018, respectively, due to organic growth as well as acquisition activity. For the nine months ended September 29, 2018, our acquisition and organic volume growth was 19.8% and 4.1%, respectively.

Revenue from asphalt in the West segment increased $2.2 million and $0.9 million in the three and nine months ended September 29, 2018, respectively, primarily due to increased organic and acquisition volumes offset by lower average sales prices primarily in our northeast Texas markets. Revenue for paving and related services in the West segment increased by $6.5 million and $17.8 million in the three and nine months ended September 29, 2018, respectively, due to acquisitions.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 29, 2018 was approximately $86.6 million and $12.0 million, respectively.

Our Austin operation operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018, however some repairs are still underway. We are in the process of filing insurance claims for not only damaged property, plant and equipment, but also under our business interruption policy. In the three and nine months ended September 29, 2018, we received $0.5 million and $2.8 million, respectively, under our property and casualty claim related to damaged or destroyed equipment. Additionally, in the three months ended September 29, 2018, we received $0.5 million related to our business interruption claim.

East Segment

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Net revenue	$201,699	$179,262	$22,437	12.5%	$458,829	$406,787	$52,042	12.8%
Operating income	37,984	36,902	1,082	2.9%	44,035	46,514	(2,479)	(5.3)%
Operating margin percentage	18.8%	20.6%			9.6%	11.4%
Adjusted EBITDA (1)	$58,305	$56,397	$1,908	3.4%	$100,497	$99,511	$986	1.0%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $22.4 million and $52.0 million in the three and nine month periods ended September 29, 2018, respectively, as compared to the same periods a year ago, primarily due to acquisition growth, and to a lesser extent, organic-related pricing. Operating income increased $1.1 million and decreased $2.5 million in the three and nine months ended September 29, 2018, respectively, over the same periods a year ago. The increase in operating income for the three months ended September 29, 2018 was primarily due to acquisition growth in aggregate volumes and net revenue, offset by increases in costs of revenue and general and administrative expenses, while the decrease in the operating income for the nine months ended September 29, 2018 was due to increases in the cost of revenue as noted above, as well as the impact of additional depreciation and general and administrative expenses from the acquisitions in the last three months of 2017 and in 2018. Adjusted EBITDA increased $1.9 million and $1.0 million in the three and nine months ended September 29, 2018, respectively, due to the items noted above relating to operating income.

Operating margin percentage for the three and nine months ended September 29, 2018 decreased to 18.8% from 20.6% and decreased to 9.6% from 11.4%, respectively, from the comparable periods a year ago, as the costs of revenue increased greater than our average sales prices.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Revenue by product*:
Aggregates	$80,851	$67,300	$13,551	20.1%	$202,413	$170,097	$32,316	19.0%
Ready-mix concrete	41,434	41,915	(481)	(1.1)%	105,051	94,645	10,406	11.0%
Asphalt	44,761	37,677	7,084	18.8%	72,741	66,583	6,158	9.2%
Paving and related services	94,443	84,020	10,423	12.4%	172,346	164,085	8,261	5.0%
Other	(28,712)	(25,922)	(2,790)	(10.8)%	(27,281)	(29,188)	1,907	6.5%
Total revenue	$232,777	$204,990	$27,787	13.6%	$525,270	$466,222	$59,048	12.7%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended September 29, 2018 from the three and nine months ended September 30, 2017 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	19.3%	0.7%	20.1%	(1.0)%
Ready-mix concrete	(2.8)%	1.8%	9.6%	1.3%
Asphalt	0.6%	15.6%	(1.1)%	10.4%

Gross revenue from aggregates in the East segment increased $13.6 million and $32.3 million in the three and nine months ended September 29, 2018, respectively, primarily due to acquisitions in 2018. Aggregate volumes in the first nine months of 2018 increased 20.1%, as a result of acquisitions, slightly offset by a decrease in organic volumes. Aggregates pricing decreased in the nine month period of 2018 due to the impact of lower prices from acquisitions as well as competition in our markets, offset slightly by a 1.1% increase in organic pricing.

Revenue from ready-mix concrete in the East segment decreased $0.5 million and increased $10.4 million in the three and nine months ended September 29, 2018, respectively. In the three months ended September 29, 2018, declines in our organic volumes were not offset by acquisition volumes, resulting in an overall 2.8% decrease in sales volumes. In the nine months ended September 29, 2018, increases in our ready-mix volumes due to acquisitions were partially offset by declines in organic volumes.

Revenue from asphalt increased in $7.1 million and $6.2 million in the three and nine months ended September 29, 2018, respectively, when compared to the comparable periods of 2017. The $10.4 million and $8.3 million increases in paving and related service revenue in the three and nine months ended September 29, 2018, respectively, were primarily due to increases in paving activity especially in our Virginia markets.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 29, 2018 was approximately $43.4 million and $5.5 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Net revenue	$93,972	$101,274	$(7,302)	(7.2)%	$213,364	$229,338	$(15,974)	(7.0)%
Operating income	33,513	35,091	(1,578)	(4.5)%	56,503	63,546	(7,043)	(11.1)%
Operating margin percentage	35.7%	34.6%			26.5%	27.7%
Adjusted EBITDA (1)	$44,299	$46,860	$(2,561)	(5.5)%	$82,626	$93,328	$(10,702)	(11.5)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment decreased $7.3 million and $16.0 million in the three and nine months ended September 29, 2018, respectively, primarily due to organic volume declines attributable to increased competition and less favorable weather conditions in the first nine months of 2018 as compared to the same period of 2017.

The Cement segment’s operating income decreased $1.6 million and $7.0 million in the three and nine months ended September 29, 2018, respectively. Adjusted EBITDA decreased $2.6 million and $10.7 million in the three and nine months ended September 29, 2018, respectively. Operating margin percentage for the three and nine months ended September 29, 2018 increased to 35.7% from 34.6% and decreased to 26.5% from 27.7%, respectively, from the comparable periods a year ago. The decrease in operating income and decrease in operating margin for the nine months ended September 29, 2018 was primarily due to decreases in organic volumes caused primarily by the factors noted above.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 29, 2018	September 30, 2017	Variance		September 29, 2018	September 30, 2017	Variance
Revenue by product*:
Cement	$89,224	$96,223	$(6,999)	(7.3)%	$200,704	$216,512	$(15,808)	(7.3)%
Other	4,748	5,051	(303)	(6.0)%	12,660	12,826	(166)	(1.3)%
Total revenue	$93,972	$101,274	$(7,302)	(7.2)%	$213,364	$229,338	$(15,974)	(7.0)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended September 29, 2018 from the three and nine months ended September 30, 2017 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(6.4)%	(1.0)%	(8.1)%	0.8%

Revenue from cement decreased $7.0 million and $15.8 million in the three and nine months ended September 29, 2018, respectively, due primarily to the 8.1% decrease in organic cement volumes in the nine months ended September 29, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of September 29, 2018, we had $64.9 million in cash and cash equivalents and $373.3 million of working capital compared to $383.6 million and $533.6 million, respectively, at December 30, 2017. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of September 29, 2018 or December 30, 2017. Our remaining borrowing capacity on our senior secured revolving credit facility was $219.6 million as of September 29, 2018, which is net of $15.4 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of September 29, 2018 and December 30, 2017, our long-term borrowings totaled $1.8 billion, for which we incurred $25.4 million and $76.9 million of interest expense for the three and nine months ended September 29, 2018, respectively, and $25.6 million and $70.1 million for the three and nine months ended September 30, 2017, respectively. We remain in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of September 29, 2018.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 29, 2018, we were in compliance with all debt covenants.

At September 29, 2018 and December 30, 2017, $1.8 billion of total debt was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 29, 2018 and September 30, 2017:

	Summit Inc.
(in thousands)	September 29, 2018	September 30, 2017
Net cash (used in) provided by:
Operating activities	$70,557	$132,433
Investing activities	(351,996)	(505,485)
Financing activities	(36,765)	516,008

Operating activities

During the nine months ended September 29, 2018, cash provided by operating activities was $70.6 million primarily as a result of:

•	Net income of $55.0 million, increased by non-cash expenses, including $152.8 million of depreciation, depletion, amortization and accretion expense and $19.8 million of share-based compensation.

•
Additional investment in inventory of $26.0 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year and begin to decrease during the third quarter.

•
Billed and unbilled accounts receivable increased by $128.1 million in the first nine months of 2018 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $79.4 million of interest payments in the nine months ended September 29, 2018.

During the nine months ended September 30, 2017, cash provided by operating activities was $132.4 million primarily as a result of:

•
Net income of $81.3 million, as well as $350.9 million of non-cash expenses, including $140.6 million of depreciation, depletion, amortization and accretion and $14.1 million of share-based compensation.

•
Additional investment in inventory of $12.8 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year and begin to decrease during the third quarter.

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

•
Deferred tax assets increased by $498.8 million as a result of the analysis of the realizability of our deferred tax assets offset by an increase in tax receivable agreement payment payable of $503.3 million.

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

Investing activities

During the nine months ended September 29, 2018, cash used for investing activities was $352.0 million, of which $210.9 million related to the 10 acquisitions completed in the period and $183.8 million was invested in capital expenditures, which was partially offset by $18.4 million of proceeds from asset sales. Additionally, in September 2018 we received $21.6 million of proceeds from the sale of a non-core business in the West segment.

During the nine months ended September 30, 2017, cash used for investing activities was $505.5 million, of which $371.5 million related to the 14 acquisitions completed in the period and $147.5 million was invested in capital expenditures, which was partially offset by $13.3 million of proceeds from asset sales.

Financing activities

During the nine months ended September 29, 2018, cash used in financing activities was $36.8 million. We received $15.6 million of proceeds from stock option exercises and $64.5 million from proceeds from debt issuance, which was offset by $35.3 million of payments on acquisition-related liabilities and $79.0 million of payments on debt.

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

Cash paid for capital expenditures

We paid cash of approximately $183.8 million in capital expenditures in the nine months ended September 29, 2018 compared to $147.5 million in the nine months ended September 30, 2017.

We estimate that we will invest between $225.0 million and $235.0 million in capital expenditures in 2018, which we have funded or expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. We expect to complete a new aggregates plant in Vancouver by year end with total expenditures in 2018 of $24.0 million, of which approximately $5 million is expected to be paid in the fourth quarter of 2018. For the remainder of the year, we have acquired land reserves in Colorado and we will continue the construction of new plants in Georgia and Central Missouri and the development of a quarry in Virginia, investing over $10.0 million on these projects in the fourth quarter. The Central Missouri and Virginia projects will be complete by year end. We have completed the construction of a new cement terminal along the Mississippi River for a total investment of $6.8 million, of which $0.5 million will be paid in the fourth quarter. Additionally, we have spent approximately $12.0 million on new and upgraded asphalt plants in northeast Texas, Kansas and Utah.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of September 29, 2018, we had accrued $333.2 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $18.18 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended September 29, 2018, and a contractually defined discount rate of 3.11%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $282.0 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of September 29, 2018, we had no material off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces the accounting complexity of implementing a cloud computing service arrangement. The ASU aligns the capitalization of implementation costs among hosting arrangements and costs incurred to develop internal-use software. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are compiling a list of our contracts and are beginning to assess the impact of adopting this ASU.
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employer sponsored defined benefit and other postretirement benefits plans. The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the additional disclosure requirements and are beginning to assess the impact of adopting this ASU.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, increasing the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU and subsequent amendments issued in 2018, are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have compiled our leases and are beginning to assess the impact of adopting this ASU.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, gain on sale of business, transaction costs and certain non-cash and non-operating items. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to	Three months ended September 29, 2018
Adjusted EBITDA by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$61,021	$37,351	$35,326	$(59,706)	$73,992
Interest expense (income) (1)	1,380	844	(1,709)	28,374	28,889
Income tax expense	567	275	—	19,923	20,765
Depreciation, depletion and amortization	23,144	19,154	10,622	574	53,494
EBITDA	$86,112	$57,624	$44,239	$(10,835)	$177,140
Accretion	145	275	60	—	480
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	2	—	—	1,258	1,260
Non-cash compensation	—	—	—	5,643	5,643
Other	(235)	406	—	(580)	(409)
Adjusted EBITDA (1)	$73,916	$58,305	$44,299	$(4,514)	$172,006

Reconciliation of Net Income (Loss) to	Nine months ended September 29, 2018
Adjusted EBITDA by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$97,625	$42,128	$61,687	$(146,483)	$54,957
Interest expense (income) (1)	4,114	2,397	(4,794)	84,899	86,616
Income tax expense	616	5	—	15,628	16,249
Depreciation, depletion and amortization	67,597	54,272	25,651	1,919	149,439
EBITDA	$169,952	$98,802	$82,544	$(44,037)	$307,261
Accretion	432	710	82	—	1,224
Loss on debt financings	—	—	—	149	149
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	(4)	—	—	3,821	3,817
Non-cash compensation	—	—	—	19,833	19,833
Other (2)	(6,956)	985	—	(1,345)	(7,316)
Adjusted EBITDA (1)	$151,316	$100,497	$82,626	$(21,579)	$312,860

Reconciliation of Net Income (Loss) to	Three months ended September 30, 2017
Adjusted EBITDA by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$54,839	$37,617	$36,056	$(44,225)	$84,287
Interest expense (income) (1)	1,839	889	(1,011)	27,204	28,921
Income tax expense (benefit)	889	—	—	(499,222)	(498,333)
Depreciation, depletion and amortization	18,697	17,416	11,751	619	48,483
EBITDA	$76,264	$55,922	$46,796	$(515,624)	$(336,642)
Accretion	210	212	64	—	486
Tax receivable agreement expense	—	—	—	501,752	501,752
Transaction costs	14	—	—	2,567	2,581
Non-cash compensation	—	—	—	4,724	4,724
Other	149	263	—	(612)	(200)
Adjusted EBITDA (1)	$76,637	$56,397	$46,860	$(7,193)	$172,701

Reconciliation of Net Income (Loss) to	Nine months ended September 30, 2017
Adjusted EBITDA by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$93,342	$46,124	$65,785	$(123,984)	$81,267
Interest expense (income) (1)	5,586	2,503	(2,345)	74,132	79,876
Income tax expense (benefit)	1,424	(21)	—	(498,479)	(497,076)
Depreciation, depletion and amortization	51,389	49,343	29,702	1,940	132,374
EBITDA	$151,741	$97,949	$93,142	$(546,391)	$(203,559)
Accretion	600	596	186	—	1,382
Loss on debt financings	—	—	—	190	190
Tax receivable agreement expense	—	—	—	503,277	503,277
Transaction costs	23	—	—	6,451	6,474
Non-cash compensation	—	—	—	14,148	14,148
Other	492	966	—	(1,804)	(346)
Adjusted EBITDA (1)	$152,856	$99,511	$93,328	$(24,129)	$321,566

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.2 million and $0.7 million less than Summit LLC and its subsidiaries in the three and nine months ended September 30, 2017, and $0.2 million and $0.5 million less in the three and nine months ended September 29, 2018, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

(2)
In the nine months ended September 29, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

Reconciliation of Working Capital	September 29, 2018	December 30, 2017
($ in thousands)
Total current assets	$659,680	$783,601
Less total current liabilities	(286,416)	(249,975)
Working capital	$373,264	$533,626

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
($ in thousands)
Operating income	$108,167	$113,911	$133,921	$163,571
General and administrative expenses	59,457	59,175	190,975	175,729
Depreciation, depletion, amortization and accretion	53,974	48,969	150,663	133,756
Transaction costs	1,260	2,581	3,817	6,474
Adjusted Cash Gross Profit (exclusive of items shown separately)	$222,858	$224,636	$479,376	$479,530
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	35.7%	39.1%	32.7%	36.6%

(1)	Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 29, 2018. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2018, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of September 29, 2018. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2018, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: November 6, 2018	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)