Form 10-K
period 2018-12-29
Summit Materials, Inc.; Summit Materials, LLC
filed 2019-02-06
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Summit Materials, Inc.
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Summit Materials, LLC
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Summit Materials, Inc.	Yes ☐	No ☒
Summit Materials, LLC	Yes ☐	No ☒
The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of July 1, 2017 was approximately $3.1 billion.
As of January 30, 2019, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 111,671,837 and 99, respectively.
As of January 30, 2019, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of December 29, 2018, its sole material asset was a 97.0% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 8 1/2 % senior notes due 2022 (“2022 Notes”), our 6 1/8% senior notes due 2023 (“2023 Notes”) and our 5 1/8% senior notes due 2025 (“2025 Notes” and collectively with the 2022 Notes and 2023 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended December 29, 2018 is that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with its initial public offering.

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

•
“Mainland” refers to Mainland Construction Materials ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•	“Oldcastle Assets” refers to the seven aggregates quarries located in central and northwest Missouri acquired from APAC‑Kansas, Inc. and APAC‑Missouri, Inc., subsidiaries of Oldcastle, Inc.;

•	"APAC Assets" refers to two quarries, one landfill and two asphalt plants located in northeast Kansas; and

•	“TRA” refers to tax receivable agreement between Summit Inc. and holders of LP Units.

See “Business—Acquisition History” for a table of acquisitions we have completed since August 2009.

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of December 29, 2018. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

______________________

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

PART I

ITEM 1.    BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 74% increase in revenue between the year ended December 27, 2014 and the year ended December 29, 2018. Within our markets, we offer customers a single‑source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use our materials internally to produce ready‑mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our proven and probable aggregates reserves were 3.9 billion tons as of December 29, 2018. In the year ended December 29, 2018 we sold 47.6 million tons of aggregates, 2.3 million tons of cement, 5.4 million cubic yards of ready-mix concrete and 5.4 million tons of asphalt paving mix across our more than 400 sites and plants.

The rapid growth we have achieved over the last nine years has been due in large part to our acquisitions, which we funded through equity issuances, debt financings and cash from operations. Over the past decade, the U.S. economy witnessed a cyclical decline followed by a gradual recovery in the private construction market and modest growth in public infrastructure spending. The U.S. private construction market has grown in recent years both nationally and in our markets. We believe we are well positioned to capitalize on this growth to continue to expand our business.

Our revenue in 2018 was $2.1 billion with net income of $36.3 million. As of December 29, 2018, our total indebtedness outstanding was approximately $1.8 billion.

We anticipate continued growth in our primary end markets, public infrastructure and the private construction market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 4% in the U.S. from 2019 to 2023. We believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. We believe that growth in infrastructure spending will not be consistent across the United States, but will vary across different geographies. The public infrastructure market represented 35% of our revenue in 2018.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 5% from 2019 to 2023. In addition, the PCA projects that spending in private nonresidential construction will grow 5% over the same period. Growth in private construction spending is influenced by changes in population, employment and general economic activity, among other factors which vary by geography across the United States. The private construction market represented 65% of our revenue in 2018.

In addition to anticipated demand growth in our end markets, we expect continued improvement in pricing, especially in our materials businesses. The United States Geological Survey ("USGS") reports that aggregates pricing has increased in 70 of the last 75 years. Accordingly, we believe that this trend will continue in the future. The PCA estimates that cement consumption will increase approximately 6% in the U.S. from 2019 to 2023, reflecting rising demand in the major end markets. We believe that the increased demand will drive higher cement pricing as production capacity in the United States tightens.

Historically, we have supplemented organic growth with acquisitions by strategically targeting attractive, new markets and expanding in existing markets. We consider population trends, employment rates, competitive landscape, private and public construction outlook, public funding and various other factors prior to entering a new market. In addition to considering macroeconomic data, we seek to establish, and believe that we have, a top three position in our local markets, which we believe supports improving profit margins and sustainable organic growth. This positioning provides local economies of scale and synergies, which benefits our profitability.

Our acquisition strategy, to date, has helped us to achieve scale and rapid growth, and we believe that significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. Our management team maintains contact with hundreds of private companies. These long‑standing relationships, cultivated over decades, have been the primary source for our past acquisitions and, we believe, will continue to be an important source for future acquisitions. We believe we offer a compelling value proposition for private company sellers, including secure ongoing stewardship of their legacy businesses.

Our Business Segments

We operate in 23 U.S. states and in British Columbia, Canada and have assets in 22 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West; East; and Cement. The platform businesses in the West and East segments have their own management teams that report to a segment president or chief operating officer. The segment presidents are responsible for overseeing the operating platforms, implementing best practices, developing growth opportunities and integrating acquired businesses. Acquisitions are an important element of our strategy, as we seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•
West Segment:  Our West segment includes operations in Texas, Utah, Colorado, Idaho, Wyoming, Oklahoma, Nevada and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of December 29, 2018, the West segment controlled approximately 1.2 billion tons of proven and probable aggregates reserves and $630.2 million of net property, plant and equipment and inventories (“hard assets”). During the year ended December 29, 2018, approximately 53% of our revenue was generated in the West segment.

•
East Segment:  Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Kentucky, North Carolina, South Carolina, Georgia, Arkansas and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of December 29, 2018, the East segment controlled approximately 2.2 billion tons of proven and probable aggregates reserves and $734.1 million of hard assets. During the year ended December 29, 2018, approximately 33% of our revenue was generated in the East segment.

•
Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and 10 distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel for the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few cement facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of December 29, 2018, the Cement segment controlled approximately 0.5 billion tons of proven and probable aggregates reserves, which serve its cement business, and $616.3 million of hard assets. During the year ended December 29, 2018, approximately 14% of our revenue was generated in the Cement segment.

Acquisition History

The following table lists acquisitions we have completed since August 2009:

Company	Date of Acquisition	Segment
Hamm, Inc.	August 25, 2009	East
Hinkle Contracting Company, LLC	February 1, 2010	East
Cornejo & Sons LLC and affiliates	April 16, 2010	East
Elmo Greer & Sons, LLC	April 20, 2010	East
Continental Cement LLC	May 27, 2010	Cement
Harshman Construction L.L.C. and Harshman Farms, Inc.	June 15, 2010	East
South Central Kentucky Limestone, LLC	July 23, 2010	East
Harper Contracting, Inc. and affiliates	August 2, 2010	West

Kilgore Pavement Maintenance, LLC and Kilgore Properties, LLC	August 2, 2010	West
Con-Agg of MO, L.L.C.	September 15, 2010	East
Altaview Concrete, LLC and affiliates	September 15, 2010	West
EnerCrest Products, Inc.	September 28, 2010	West
RK Hall Construction, Ltd and affiliates	November 30, 2010	West
Triple C Concrete, Inc.	January 14, 2011	West
Elam Construction, Inc.	March 31, 2011	West
Bourbon Limestone Company	May 27, 2011	East
Fischer Quarries, L.L.C.	May 27, 2011	East
B&B Resources, Inc. and affiliates	June 8, 2011	West
Grand Junction Concrete Pipe, Inc.	June 10, 2011	West
Industrial Asphalt, LLC and affiliates	August 2, 2011	West
J. D. Ramming Paving Co. LLC and affiliates	October 28, 2011	West
Norris Quarries, LLC	February 29, 2012	East
Kay & Kay Contracting, LLC	October 5, 2012	East
Sandco Inc.	November 30, 2012	West
Lafarge-Wichita	April 1, 2013	East
Westroc, LLC	April 1, 2013	West
Alleyton Resource Company LLC and affiliates	January 17, 2014	West
Troy Vines, Inc.	March 31, 2014	West
Buckhorn Materials, LLC and affiliate	June 9, 2014	East
Canyon Redi-Mix, Inc. and affiliate	July 29, 2014	West
Mainland Sand & Gravel ULC and affiliates	September 4, 2014	West
Southwest Ready Mix, LLC	September 19, 2014	West
Colorado County Sand & Gravel Co., LLC and affiliates	September 30, 2014	West
Concrete Supply of Topeka, Inc. and affiliates	October 3, 2014	East
Lewis & Lewis, Inc.	June 1, 2015	West
Davenport Assets	July 17, 2015	Cement
LeGrand Johnson Construction Co.	August 21, 2015	West
Pelican Asphalt Company, LLC.	December 11, 2015	West
American Materials Company	February 5, 2016	East
Boxley Materials Company	March 18, 2016	East
Sierra Ready Mix, LLC	April 29, 2016	West
Oldcastle Assets	May 20, 2016	East
Weldon Real Estate LLC	August 8, 2016	East
H. C. Rustin Corporation	August 19, 2016	West
RD Johnson Excavating Company LLC and affiliate	August 26, 2016	East
Angelle Assets	August 30, 2016	Cement
Midland Concrete Ltd.	October 3, 2016	West
Everist Materials, LLC.	January 30, 2017	West
Razorback Concrete Company	February 24, 2017	East
Sandidge Manufacturing, Inc.	March 17, 2017	East
Hanna’s Bend Aggregate Ltd	April 3, 2017	West
Carolina Sand, LLC	April 3, 2017	East
Winvan Paving Ltd.	May 1, 2017	West
Glasscock Company, Inc. and affiliate	May 12, 2017	East
Ready Mix Concrete of Somerset and affiliate	July 28, 2017	East
Great Southern Ready Mix LLC and affiliates	July 31, 2017	West
Northwest Ready Mix, Inc. and affiliate	August 1, 2017	West
Georgia Stone Products, LLC	August 3, 2017	East

Alan Ritchey Materials Company LC	August 20, 2017	West
Columbia Silica Sand, Inc. and affiliates	September 8, 2017	East
Stockman Quarry LLC and affiliate	October 6, 2017	East
Metro Ready Mix, LLC	January 5, 2018	West
Price Construction, Ltd and affiliates	January 12, 2018	West
Mertens Construction Company, Inc. and affiliates	January 26, 2018	East
Stoner Sand, LLC	February 16, 2018	East
Day Concrete Block Company, Inc. and affiliate	April 2, 2018	West
Midwest Minerals, LLC	April 27, 2018	East
Superior Ready Mix, Inc.	April 27, 2018	East
Buckingham Slate Company, LLC	June 1, 2018	East
Buildex, LLC	July 1, 2018	East
APAC Assets	July 2, 2018	East
XIT Sand and Gravel, LLC and affiliate	July 16, 2018	West
Walker Sand and Gravel Ltd. Co.	October 1, 2018	West
Jefferson Quarry, LLC and affiliate	October 10, 2018	East

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

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced primarily by employment prospects, new household formation and mortgage interest rates. In recent years, residential construction demand has been growing, although the rate of growth has varied across the U.S.

Nonresidential Construction.  Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is driven primarily by population and economic growth. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories, although growth rates vary across the U.S. The supply of nonresidential construction projects is also affected by interest rates and the availability of credit to finance these projects.

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

Operations positioned to benefit from attractive industry fundamentals.  We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time‑consuming and complex regulatory and permitting process. According to a January 2019 U.S. Geological Survey, aggregates pricing in the United States had increased in 70 of the previous 75 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

One contributing factor that supports pricing growth through the economic cycles is that aggregates and asphalt paving mix have significant exposure to public road construction, which has demonstrated growth over the past 30 years, even during times of broader economic weakness. The majority of public road construction spending is funded at the state level through the states’ respective departments of transportation. Texas, Utah and Missouri, three of the states in which we have had our highest revenues, have funds with certain constitutional protections for revenue sources dedicated for transportation projects. These dedicated, earmarked funding sources limit the negative effect state deficits may have on public spending. As a result, we believe our business’ profitability is significantly more stable than most other building product subsectors.

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. Approximately 24% of the aggregates used in our products and services are internally supplied. Our vertically‑integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of production, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by providing a greater population of target companies.

Attractive diversity, scale and product portfolio.  We operate in dozens of metropolitan statistical areas across 23 U.S. states and in British Columbia, Canada. Between the year ended December 27, 2014 and the year ended December 29, 2018, we grew our revenue by 74% and brought substantial additional scale and geographic diversity to our operations. In the year ended December 29, 2018, 40.5% of our operating income increase came from the West segment, 26.2% from the Cement segment and 33.3% from East segment, excluding corporate charges. As of December 29, 2018, we had approximately 3.9 billion tons of proven and probable aggregates reserves serving our aggregates and cement business. We estimate that the useful life of our proven and probable reserves serving our aggregates and cement businesses are approximately 101 years and 273 years, respectively, based on the average production rates in 2018 and 2017.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2018, approximately 70% of cement distributed to our terminals and customers was shipped by barge, which is generally more cost-effective than truck transport.

Proven ability to incorporate new acquisitions and grow businesses.  We have acquired dozens of businesses, successfully integrating them into three segments through the implementation of operational improvements, industry‑proven information technology systems, a comprehensive safety program and best in class management programs. A typical acquisition and subsequent integration generally involves implementing common safety and financial back office systems, driving best practices in pricing and productivity and leveraging scale while maintaining local branding and management decision-making and providing management support, strategic direction and financial capital for investment under a leadership team directed by Tom Hill, our President and Chief Executive Officer, who has over 35 years of industry experience. These acquisitions have helped us achieve significant revenue growth, from $0.4 billion in 2010 to $2.1 billion in 2018.

Experienced and proven leadership driving organic growth and acquisition strategy. In addition to Mr. Hill, our management team, including corporate and segment managers, corporate development, finance executives and other heavy side industry operators, has extensive experience in the industry. Our management team has successfully enhanced the operations of acquired companies, focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow.

Our Business Strategy

Utilize vertically‑integrated and strategically located operations for growth.  We believe that our vertical integration of construction materials, products and services is a significant competitive advantage that we will utilize to grow share in our existing markets and enter into new markets. A significant portion of materials used to produce our products and provide services to our customers is internally supplied, which enables us to operate as a single source provider of materials, products and paving and related services. This creates cost, convenience and reliability advantages for our customers and enables us to capture additional value throughout the supply chain, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses.

Enhance margins and free cash flow generation through implementation of operational improvements.  Our management team includes individuals with decades of experience in our industry and proven success in integrating acquired businesses and organically growing operations. We have enhanced margins through proven profit optimization plans, managed working capital and achieved scale‑driven purchasing synergies and fixed overhead control and reduction. Our segment presidents, supported by our operations, development, risk management, information technology and finance teams, drive the implementation of detailed and thorough profit optimization plans for each acquisition post close. These integration and improvement plans typically include, among other things, implementation of a common pricing strategy, safety and financial systems, systematic commercial strategies, operational benefits, efficiency improvement plans and business-wide cost reduction techniques.

Expand local positions in the most attractive markets through targeted capital investments and bolt‑on acquisitions.  We seek to expand our business through organic growth and bolt‑on acquisitions in each of our local markets. Our acquisition strategy involves acquiring platforms that serve as the foundation for continued incremental and complementary growth via locally situated bolt‑on acquisitions to these platforms. We believe that increased local market scale drives profitable growth through efficiencies. Our existing platform of operations is expected to enable us to continue our growth as we expand in our existing markets. In pursuing our growth strategy, we may also pursue larger acquisition transactions that may require us to raise additional equity capital and or debt from time to time. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions.

Drive profitable growth through strategic acquisitions.  Based on aggregates sales, by volume, we believe that we are currently one of the ten largest producers in the United States. Our growth has been a result of the successful execution of our acquisition strategy and implementation of best practices to drive organic growth. We believe that the relative fragmentation of our industry creates an environment in which we can continue to acquire companies at attractive valuations and increase scale and diversity over time. We believe we have opportunity for further growth through strategic acquisitions in markets adjacent to our existing markets within the states where we currently operate, as well as into additional states as market and competitive conditions permit.

Capitalize on growth in the U.S. economy and construction markets.  Given the nation’s aging infrastructure and considering longstanding historical spending trends, we expect U.S. infrastructure investment to grow over time. We believe we are well positioned to capitalize on any such increase in investment.  The PCA forecasts total housing starts to accelerate to 1.36 million in the United States by 2023. The American Institute of Architects’ Consensus Construction Forecast projects nonresidential construction to grow 2.4% in 2020. We believe that exposure to the public infrastructure, residential and nonresidential end markets across our markets will benefit us as the U.S. economy moves through economic cycles.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of existing infrastructure.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 13%, 12% and 8%, respectively, of our total revenue in 2018.

Our Industry and Operations

Demand for our materials and products is observed to have low elasticity in relation to prices. We believe this is partially explained by the absence of competitive replacement products. We do not believe that increases in our prices of materials or products are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

We operate our construction materials, products and paving and related services businesses through local management teams, which work closely with our end customers to deliver the materials, products and services that meet each customer’s specific needs for a project. We believe that this strong local presence gives us a competitive advantage by allowing us to obtain a unique understanding for the evolving needs of our customers.

We have operations in 23 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 29, 2018, approximately 76% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment, and have construction and demolition debris landfills and liquid asphalt terminal operations in our West and East segments.

Approximately 74% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 29, 2018. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

Aggregates

Aggregates are key material components used in the production of cement, ready‑mix concrete and asphalt paving mixes for the public infrastructure, residential and nonresidential end markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock. Aggregates are produced mainly from blasting hard rock from quarries and then crushing and screening it to various sizes to meet our customers’ needs. The production of aggregates also involves the extraction of sand and gravel, which requires less crushing, but still requires screening for different sizes. Aggregate production utilizes capital intensive heavy equipment which includes the use of loaders, large haul trucks, crushers, screens and other heavy equipment at quarries and sand and gravel pits. Once extracted, processed and/or crushed and graded on-site into crushed stone, concrete and masonry sand, specialized sand, pulverized lime or agricultural lime, they are supplied directly to their end use or incorporated for further processing into construction materials and products, such as cement, ready‑mix concrete and asphalt paving mix. The minerals are processed to meet customer specifications or to meet industry standard sizes. Crushed stone is used primarily in ready‑mix concrete, asphalt paving mix, and the construction of road base for highways.

We believe that the long‑term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects demand for transportation infrastructure, residential and nonresidential construction, including stores, shopping centers and restaurants. While short‑term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high. We believe we are in the midst of an extended economic recovery.

We mine limestone, gravel, and other natural resources from 140 crushed stone quarries and 105 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of December 29, 2018, we had approximately 3.9 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 3.9 billion tons of proven and probable aggregates reserves, 2.4 billion, or 60%, are located on owned land and 1.5 billion are located on leased land.

According to the August 2018 U.S. Geological Survey, approximately 1.5 billion tons of crushed stone with a value of approximately $15.6 billion was produced in the United States in 2017, which was consistent with the 1.5 billion tons produced in 2016. Sand and gravel production was approximately 1.0 billion tons in 2017 and 2016, valued at approximately $7.8 billion in 2017. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 35% of the national market in 2018. In January 2018, the U.S. Geological Survey reported that a total of 1,400 companies operating 3,700 quarries and 187 sales/distribution yards produced or sold crushed stone in 2017 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

Transportation costs are a major variable in determining the marketing radius for our products. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. However, more recently, rising land values combined with local environmental concerns have been forcing production sites to move further away from the end‑use locations.

Each quarry location is unique with regards to demand for each product, proximity to competition and distribution network. Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 76% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

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

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of public infrastructure, residential and nonresidential projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready‑mix concrete or mortar and is an important component of other essential construction materials. Cement is sold either in bulk or as branded products in bags, depending on its final user. Few construction projects can take place without utilizing cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready‑mix concrete operators. The remaining shipments are directed to concrete paving projects or manufacturers of concrete-related products such as block and precast. Sales are made on the basis of competitive terms and prices in each market. Nearly two‑thirds of U.S. consumption occurs between May and November, coinciding with end‑market construction activity.

Cement is manufactured through a closely controlled chemical combination of calcium, silicon, aluminum, iron and other ingredients. Common materials used to source these chemicals include limestone (approximately 80% of chemical mixture), shale, clay, slate, slag, silica sand and iron ore. Generally, the limestone and shale are mined from quarries located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to over 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces approximately the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

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

As reported by the PCA in the 2018 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 140.9 million tons in 2005 to approximately 106.5 million tons in 2017 consistent with a decline in U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from Canada, Greece, China, Turkey and Mexico. The PCA reports that cement imports remain below their peak of approximately 39.6 million tons in 2006 versus approximately 15.0 million tons in 2017.

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

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive with truck transportation is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located strategically on the Mississippi River, we are able to cost effectively distribute cement from both of our plants by truck, rail and barge directly to customers or to our 10 storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are strategically located on the Mississippi River and, consequently, in 2018, approximately 70% of cement distributed to our terminals and customers was shipped by barge, which is significantly more cost‑effective than truck transport.

Cement plants are subject to the Portland Cement – Maximum Achievable Control Technology (“PC‑MACT”). Our Hannibal and Davenport cement plants utilize alternative fuels, hazardous and non‑hazardous at Hannibal and non‑hazardous at Davenport, as well as coal, natural gas and petroleum coke and, as a result, are subject to the Hazardous Waste Combustor of the National Emission Standards for Hazardous Air Pollutants (“HWC‑NESHAP”) and Commercial/Industrial Solid Waste Incinerators (“CISWI”) standards, respectively, rather than PC‑MACT standards.

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

Cement, coarse aggregate, fine aggregate, water and admixtures are the primary ingredients in ready‑mix concrete. The cement and water are combined and a chemical reaction process called hydration occurs whereby a paste is produced. This paste or binder represents between 15% to 20% of the volume of the mix that coats each particle of aggregate and serves as the agent that binds the aggregates together, according to the National Ready Mixed Concrete Association (“NRMCA”). The aggregates represent approximately 60% to 75% of the mix by volume, with a small portion of volume (5% to 8%) consisting of entrapped air that is generated by using air entraining admixtures. Once fully hydrated, the workable concrete will then harden and take on the shape of the form in which it was placed.

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

Given the high weight‑to‑value ratio, delivery of ready‑mix concrete is typically limited to a one‑hour haul from a production plant and is further limited by a 90 minute window in which newly‑mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready‑mix concrete market is highly localized, with an estimated 5,500 ready‑mix concrete plants in the United States according to the NRMCA. According to the NRMCA,

350.8 million cubic yards of ready‑mix concrete were produced in 2017, which is a 2% increase from the 343.0 million cubic yards produced in 2016 but a 23% decrease from the industry peak of 458.3 million cubic yards in 2005.

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas, Missouri, Arkansas, North Carolina, South Carolina, Kentucky and Virginia markets and surrounding areas. We operated 69 ready-mix concrete plants and over 700 concrete delivery trucks in the West segment and 56 ready-mix concrete plants and almost 400 concrete delivery trucks in the East segment as of December 29, 2018. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self‑compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

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

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 76.2 million tons of used asphalt is recycled annually by the industry according to a July 2018 NAPA survey. As of December 29, 2018, we operated 27 and 26 asphalt paving mix plants in the West and East segments, respectively. Approximately 92% of our plants can utilize recycled asphalt pavement.

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

Approximately 74% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

According to NAPA, there were approximately 3,500 asphalt paving mix plants in the United States in 2017 and an estimated 379.4 million tons of asphalt paving mix was produced in 2017 compared to 374.9 million tons produced in 2016. Our asphalt paving mix operations compete with CRH plc and other local suppliers. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis‑à‑vis our competitors.

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

Contracts with our customers are primarily fixed price or fixed unit price. Under fixed unit price contracts, we provide materials or services at fixed unit prices (for example, dollars per ton of asphalt placed). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the bid amount, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Most of our contracts contain adjustment provisions to account for changes in liquid asphalt prices.

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2018 revenue.

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

Subject to applicable contract terms, substantially all contracts in our backlog may be canceled or modified by our customers. Historically, we have not been materially adversely affected by contract cancellations or modifications. As a vertically‑integrated business, approximately 24% of aggregates sold were used internally in our ready‑mix concrete and asphalt paving mixes and approximately 74% of the asphalt paving mix was laid by our paving crews during the year ended December 29, 2018. Our backlog as of December 29, 2018, was 15.3 million tons of aggregates, 1.2 million cubic yards of ready‑mix concrete, 2.7 million tons of asphalt and $381.8 million of construction services, which includes the value of the aggregate and asphalt tons and ready‑mix concrete cubic yards that are expected to be sourced internally.

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

Employees

As of December 29, 2018, we had approximately 6,000 employees, of whom approximately 80% were hourly workers and the remainder were salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

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

In addition, our operations require numerous governmental approvals and permits. Environmental operating permits are subject to modification, renewal and revocation and can require us to make capital, maintenance and operational expenditures to comply with the applicable requirements. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new, expanding or maintaining existing plants or facilities. We regularly monitor and review our operations, procedures and policies for compliance with environmental laws and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted, and new requirements that we anticipate will be adopted that could affect our operations.

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

Like others in our industry, we expend substantial amounts to comply with applicable environmental laws and regulations and permit limitations, which include amounts for pollution control equipment required to monitor and regulate emissions into the environment. The Hannibal and Davenport cement plants are subject to HWC-MACT and CISWI standards, respectively, for which we do not expect any material incremental costs to maintain compliance. Since many environmental requirements are likely to be affected by future legislation or rule making by government agencies, and are therefore not quantifiable, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our future financial condition, results of operations and liquidity.

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

Our operations in Kansas include one municipal waste landfill and four construction and demolition debris landfills, one of which has been closed and in Colorado, we have a construction and demolition debris landfill. In Vancouver, British Columbia, we operate a landfill site that accepts environmentally clean soil deposits. Among other environmental, health and safety requirements, we are subject to obligations to appropriately close those landfills at the end of their useful lives and provide for appropriate post‑closure care. Asset retirement obligations relating to these landfills are recorded in our consolidated financial statements.

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

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. Although some states in recent years, such as Texas, have increased their budgets for road construction, maintenance, rehabilitation and acquiring right of way for public roads, certain other states have reduced their construction spending due to budget shortfalls from lower tax revenue, as well as uncertainty relating to long‑term federal highway funding prior to the FAST Act, which was signed into law on December 4, 2015. As a result, there has been a reduction in certain states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Utah, Kansas and Missouri, our financial condition, results of operations and liquidity could be materially adversely affected.

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

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as heavy or sustained rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales or render our contracting operations less efficient. For example, during 2018, a wetter than normal third quarter, which included record levels of rainfall in Texas during September 2018, negatively impacted our operations which affected our financial results and our ability to provide accurate financial guidance to investors. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows have adversely affected and could adversely affect sales in the near term. In particular, our operations in the southeastern and Gulf Coast regions of the United States are at risk for hurricane activity, most notably in August, September and October. For example, in 2017, Hurricane Harvey adversely affected our operations not only during the days immediately before and after the storm, but also in the weeks and months after the storm as our customers recovered and reallocated resources in response to damage caused by the storm.

Construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year has typically lower levels of activity due to the weather conditions. Our second quarter varies greatly with spring rains and wide temperature variations. A cool wet spring increases drying time on projects, which can delay sales in the second quarter, while a warm dry spring may enable earlier project startup. Such adverse weather conditions can adversely affect our business, financial condition and results of operations if they occur with unusual intensity, during abnormal periods or last longer than usual in our major markets, especially during peak construction periods.

Our industry is capital intensive and we have significant fixed and semi‑fixed costs. Therefore, our profitability is sensitive to changes in volume.

The property and machinery needed to produce our materials and products can be very expensive. Therefore, we need to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate our business. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi‑fixed costs within our business, particularly at our cement production facilities, decreases in volumes could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Growth Risks

The success of our business depends in part on our ability to execute on our acquisition strategy.

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

Acquisitions may require integration of the acquired companies’ sales and marketing, distribution, production, purchasing, finance and administrative organizations. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•
We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices. These liabilities may be significant.

•	Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

•	Capital equipment at acquired businesses may require additional maintenance or need to be replaced sooner than we expected.

•	The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

•
We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

The success of our business depends on our ability to retain key employees of our acquired businesses.

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

Under U.S. law, annual funding levels for highways is subject to yearly appropriation reviews. This annual review of funding increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi‑year highway projects which could, in turn, negatively affect our sales. We cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter‑approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. In recent years, certain states have experienced state‑level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We are subject to a variety of federal, state, provincial and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous and non-hazardous waste used as a fuel substitute in our cement kiln in Hannibal, Missouri; (iii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of non‑hazardous solid waste used as a fuel substitute in our cement kiln in Davenport, Iowa; and (iv) the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned, leased or operated facilities or third‑party waste disposal sites, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. In particular, we may incur remediation costs and other related expenses because our facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices or because certain of our processes are regulated. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended.

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

Even though the majority of our government contracts contain raw material escalators to protect us from certain input material price increases, a portion or all of the contracts are often on a fixed cost basis. Pricing on a contract with a fixed unit price is based on approved quantities irrespective of our actual costs and contracts with a fixed total price require that the total amount of work be performed for a single price irrespective of our actual costs. We realize profit on our contracts only if our revenue exceeds actual costs, which requires that we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inadequate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

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

We are highly leveraged. As of December 29, 2018, our total debt was approximately $1.8 billion, which includes $1.2 billion of Senior Notes and $630.6 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $219.6 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $15.4 million of letters of credit outstanding).

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

•	the deductibility of our interest expense is currently limited under existing law and would be further limited if proposed regulations are finalized in their current form;

•	subject us to the risk of increased interest rates as a portion of our borrowings under our senior secured credit facilities are exposed to variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

•	making it more difficult for us to make payments on our debt.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

The indentures governing the Senior Notes and Credit Agreement contain restrictive covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries, to:

•	incur additional indebtedness, issue certain preferred shares or issue guarantees;

•	pay dividends, redeem our membership interests or make other restricted payments, including purchasing our Class A common stock;

•	make investments, loans or advances;

•	incur additional liens;

•	transfer or sell assets;

•	merge or engage in consolidations;

•	enter into certain transactions with our affiliates;

•	designate subsidiaries as unrestricted subsidiaries;

•	repay subordinated indebtedness; and

•	change our lines of business.

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

Our success depends on the continuing services of our Chief Executive Officer, Tom Hill, and other key personnel led by Mr. Hill. We believe that Mr. Hill possesses valuable knowledge and skills that are crucial to our success and would be difficult to replicate. Not all of our senior management team resides near or works at our headquarters. The geographic distance between the members of our senior management team may impede the team’s ability to work together effectively, and we cannot assure you they will be able to do so.

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

As of December 29, 2018, labor unions represented approximately 7% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire between 2020 and 2024. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements, could lead to strikes or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

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

The limited partnership agreement of Summit Holdings provides for cash distributions, which we refer to as “tax distributions,” to be made to the holders of the LP Units if it is determined that the income of Summit Inc. will give rise to net taxable income allocable to holders of LP Units. To the extent that future tax distributions Summit Inc. receives exceed the amounts it actually requires to pay taxes and make payments under the TRA, we expect that our board of directors will cause Summit Inc. to use such excess cash to acquire additional newly-issued LP Units at a per unit price determined by reference to the volume weighted average price per share of the Class A common stock during the five trading days immediately preceding the date of the relevant board action. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Dividends.” Although we anticipate that any such decision by our board of directors would be approved by a majority of our independent directors, any cash used by Summit Inc. to acquire additional LP Units would not then be available to fund cash dividends on the Class A common stock.

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

The actual cash tax savings realized by Summit Inc. under the TRA may be less than the corresponding TRA payments. Further, payments under the TRA may be made years in advance of when the benefits, if any, are realized on our federal and state income tax returns. Accordingly, there may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the TRA. Based upon a $12.40 share price of our Class A common stock, which was the closing price on December 28, 2018, and a contractually defined discount rate of 4.01%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $259 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Ownership of Our Class A Common Stock Risks

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide have recently experienced significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock for a profit.

In recent years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 29, 2018, we had 111,658,927 shares of Class A common stock issued and outstanding, and 888,341,073 shares authorized but unissued. The number of unissued shares includes 3,435,518 shares available for issuance upon exchange of LP Units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or securities convertible or exchangeable for Class A common stock, or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our Class A common stock. Thus holders of our Class A common stock will bear the risk of our future issuances reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

An aggregate of 13,500,000 shares of Class A common stock may be granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) of which 7,145,208 have been granted as of December 29, 2018. In addition, as of December 29, 2018 we had outstanding warrants to purchase an aggregate of 100,037 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, or other securities convertible or exchangeable for Class A common stock would dilute the percentage ownership held by the investors of our Class A common stock and may adversely affect the market price of the shares of our Class A common stock.

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

•
provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2/3% or more in voting power of all outstanding shares of our capital stock.

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

As of December 29, 2018, we had 3.9 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access. By segment, our estimate of proven and probable reserves as of December 29, 2018 for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production.

		Tonnage of reserves for
		each general type of			Average years	Percent of
	Number of	aggregate			until depletion	reserves owned and
	producing		Sand and	Annual	at current	percent leased
Segment	quarries	Hard rock(1)	gravel(1)	production(1)	production(2)	Owned	Leased(3)
West	81	349,609	813,793	22,812	51	33%	67%
East	161	1,933,468	320,926	17,751	127	66%	34%
Cement	3	506,044	—	1,854	273	100%	—
Total	245	2,789,121	1,134,719	42,417
______________________

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.

(2)	Calculated based on total reserves divided by our average of 2018 and 2017 annual production

(3)	Lease terms range from monthly to on-going with an average lease expiry of 2025.

As of December 29, 2018, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	95	2	6	99	30
Leased	134	—	4	26	19
Partially owned and leased	16	—	—	—	4
Total	245	2	10	125	53

The following chart summarizes our production and distribution facilities by state as of December 29, 2018:

State	Sand & Gravel	Limestone	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arkansas	5	—	—	17	2	—	2
Colorado	32	1	—	9	7	—	3
Georgia	—	3	—	—	—	—	1
Idaho	5	—	—	3	—	—	3
Illinois	—	—	—	—	—	—	1
Iowa	—	1	2	—	—	—	1
Kansas	9	50	—	17	9	7	14
Kentucky	1	18	—	10	13	—	9
Louisiana	—	—	3	—	—	—	1
Minnesota	—	—	2	—	—	—	—
Missouri	1	48	3	7	—	—	7
Nebraska	—	1	—	—	—	—	—
Nevada	1	—	—	2	—	—	—
New Mexico	1	—	—	—	—	—	—
North Carolina	4	—	—	—	—	—	2
Oklahoma	3	1	—	12	—	—	1
South Carolina	11	1	—	1	—	—	—
Tennessee	—	1	2	—	—	—	—
Texas	11	3	—	21	13	—	19
Utah	19	2	—	20	4	—	3
Virginia	—	10	—	4	4	—	4
Wisconsin	—	—	1	—	—	—	—
Wyoming	—	—	—	2	—	—	2
Total US	103	140	13	125	52	7	73
British Columbia, Canada	2	—	—	—	1	1	6
Total	105	140	13	125	53	8	79
______________________
*Other primarily consists of office space.

ITEM  3.    LEGAL PROCEEDINGS.

The information set forth under “—Legal Proceedings” in Item 1, “Business,” is incorporated herein by reference.

ITEM  4.    MINE SAFETY DISCLOSURES.

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

Thomas W. Hill,  63, President and Chief Executive Officer. Mr. Hill is the founder of Summit Materials and has been President and Chief Executive Officer since its inception. He has been a member of our Board of Directors since August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc. (“Oldcastle”), the North American arm of CRH plc,

one of the world's leading construction materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association (“ARTBA”) from 2002 to 2004, during congressional consideration of the multi-year transportation bill “SAFETEA-LU.” Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA’s Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Thomas A. Beck, 61, Executive Vice President and Cement Division President. Mr. Beck joined the Company in May 2010 when the Company purchased a controlling interest in Continental Cement. Mr. Beck is Executive Vice President and Cement Division President, a position he has held since January 2013. He was a Senior Vice President with Continental Cement from 2005 to 2013 and its VP, Sales & Marketing, from l996 to 2005. Mr. Beck also held various positions with Holnam (predecessor to Holcim (US) Inc.) from 1987 to 1996. Mr. Beck currently serves on the Executive Committee and is Vice Chairman of the Portland Cement Association and is active on several cement and concrete industry boards. Mr. Beck received a Bachelor of Science degree in Civil Engineering from the University of Illinois.

Anne Lee Benedict, 46, Executive Vice President, Chief Legal Officer and Secretary. Ms. Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher LLP, where she had practiced since 2000. Ms. Benedict's practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and corporate governance matters. Ms. Benedict received a Bachelor of Arts degree in English and Psychology from the University of Michigan and a Juris Doctor from the University of Pennsylvania Law School.

Michael J. Brady, 51, Executive Vice President and Chief Business Development Officer. Mr. Brady joined the Company in April 2009 after having been a Senior Vice President at CRH Plc’s U.S. subsidiary, Oldcastle, with overall responsibility for acquisitions and business development, having joined Oldcastle in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady received a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland and a Master of Business Administration degree from INSEAD in France.

M. Shane Evans, 48, Executive Vice President and West Division President. Mr. Evans joined the Company as West Region President in August 2010 with over 20 years of experience in the construction materials industry. Prior to joining the Company, Mr. Evans worked at Oldcastle for 12 years, most recently as a Division President. He started his career working in his family's construction and materials business where he held various operational and executive positions. Mr. Evans received a Bachelor of Science degree from Montana State University.

Brian J. Harris, 62, Executive Vice President and Chief Financial Officer. Mr. Harris joined the Company as Chief Financial Officer in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

Karl H. Watson Jr., 54, Executive Vice President and Chief Operating Officer. Mr. Watson joined the Company in January 2018 with over 25 years of experience in the construction materials industry. From January 2017 to December 2017, Mr. Watson served as President, Cement & Southwest Ready Mix at Martin Marietta. Prior to joining Martin Marietta, Mr. Watson served in various leadership positions at CEMEX, and Rinker Group Ltd., an Australian building materials supplier that was acquired by CEMEX in 2007. From January 2016 to June 2016, Mr. Watson served as an advisor to CEMEX, where he was previously the President of CEMEX USA and Global Relation Manager, Network Leader, from 2011 to 2015. From 2008 to 2011, Mr. Watson served as President of CEMEX, Florida and CEMEX, East, USA. From 1988 to 2008, Mr. Watson served in various positions at Rinker Group Ltd., including, most recently, Regional President, Rinker Materials West from 2004 to 2008. Mr. Watson is currently on the board of directors of the Texas Aggregates & Concrete Association and on the executive committee of the Portland Cement Association where he served as the vice chairman from 2013 to 2015. Mr. Watson has received a Bachelor of Science degree in Business Administration from Palm Beach Atlantic University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of January 30, 2019, there were five holders of record of our Class A common stock and 30 holders of record of our Class B common stock.

These stockholder figures do not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

As of February 6, 2019, 100% of the outstanding limited liability company interests of Summit LLC were held by Summit Materials Intermediate Holdings, LLC, an indirect subsidiary of Summit Inc. There is no established public trading market for limited liability company interests of Summit LLC.

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

Issuer Purchases of Equity Securities

During the quarter and year ended December 29, 2018, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 29, 2018.

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

The following tables set forth consolidated financial data for the five most recent years, derived from Summit Inc.’s and Summit LLC’s audited consolidated financial statements. The selected statements of operations data for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the selected balance sheet data as of December 29, 2018 and December 30, 2017 are derived from audited consolidated financial statements included elsewhere in this report. The selected statements of operations data for the years ended January 2, 2016 and December 27, 2014 and the selected balance sheet data as of December 31, 2016, January 2, 2016 and December 27, 2014 are derived from audited consolidated financial statements not included in this report.

Our fiscal year is based on a 52-53 week year with each quarter consisting of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years, including 2015. The additional week in the 53-week year was included in the fourth quarter. Historical results are not necessarily indicative of the results to be expected in the future.
Summit Materials, Inc.

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	December 27, 2014
($ in thousands, except for per share amounts)
Statement of Operations Data:
Total revenue	$2,101,002	$1,932,575	$1,626,063	$1,432,297	$1,204,231
Income (loss) from continuing operations	$36,330	$125,777	$46,126	$(931)	$(6,353)
Net income per share of Class A common stock:
Basic	$0.30	$1.12	$0.52	$0.68
Diluted	$0.30	$1.11	$0.52	$0.50
Balance Sheet Data (as of period end):
Total assets	3,857,641	3,787,333	2,781,466	2,396,179	1,712,653
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,830,611	1,835,375	1,540,250	1,296,750	1,040,670
Capital leases	49,119	35,723	39,314	44,822	31,210
Summit Materials, LLC

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	December 27, 2014
(in thousands)
Statement of Operations Data:
Total revenue	$2,101,002	$1,932,575	$1,626,063	$1,432,297	$1,204,231
Income (loss) from continuing operations	$63,837	$134,041	$62,087	$(59)	$(6,353)
Balance Sheet Data (as of period end):
Total assets	3,633,244	3,504,241	2,776,420	2,395,162	1,712,653
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,830,611	1,835,375	1,540,250	1,296,750	1,040,670
Capital leases	49,119	35,723	39,314	44,822	31,210

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the fastest growing construction materials companies in the United States, with a 74% increase in revenue between the year ended December 29, 2014 and the year ended December 29, 2018. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 12 operating companies that make up our three distinct operating segments—West, East and Cement. We operate in 23 U.S. states and in British Columbia, Canada and currently have assets in 22 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our materials and products and our ability to control operating costs.

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including positive trends in highway obligations, housing starts and construction employment.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 13%, 12% and 8%, respectively, of our total revenue in 2018. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”) total annual funding available for transportation infrastructure, including state and federal funding, is estimated to be approximately $13.9 billion in fiscal year 2019 (which commenced September 1, 2018), increasing to $14.3 billion by fiscal year 2020.  Further, the 2019 Unified Transportation Program (“UTP”) plans for $75 billion to fund transportation projects from 2019 through 2028, which is up from the 2018 UTP of $71 billion and more than double the previous UTP, Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In January 2019, the TXDOT updated its fiscal year 2019 statewide lettings estimate to $7.4 billion from $6.4 billion as of October 2018 and $5.7 billion in fiscal 2018, which provides for more than 900 transportation projects. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

◦
In February 2018, the federal government approved a two-year budget agreement. Included within this package was approximately $89 billion in relief funding related to a series of natural disasters, including Hurricane Harvey, which impacted our Houston market in the second half of calendar 2017. We believe that significant federal funding stemming from the $89 billion relief package may result in the construction of new water and transportation infrastructure in the Houston market over the next few years. Further, an omnibus appropriation was approved in March 2018. This bill provides approximately $2.0 billion in new funding for highway, bridge and tunnel obligations at the state level. We believe that this federal funding may be utilized by state departments of transportation between March 2018 and September 2021 on the condition that the states provide some degree of matching funding, as set forth in the omnibus appropriation bill.

◦
In November 2015, Texas voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the State Highway Fund. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the State Highway Fund. In fiscal year 2018 sales tax revenue exceeded $30.5 billion, and as such, fiscal year 2019 will be the first year that the full Proposition 7 funding, $2.5 billion, is transferred to TXDOT.

◦
In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the State Highway Fund each year. In September 2018, TXDOT announced that it anticipated that funding from Proposition 1 for fiscal year 2019 would be $1.37 billion, up from $734 million received in fiscal year 2018.

•
Utah’s transportation investment fund has $2.3 billion programmed for 2017 through 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for several projects that the Utah Transportation Commission already approved.

•
Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010. Kansas’ fiscal year 2019 transportation budget is slightly above the fiscal year 2018 budget, which was below the fiscal year 2017 budget, given austerity measures put into effect under the most recent gubernatorial administration. In May 2018, a legislative task force was convened to evaluate the current transportation system’s condition and funding of the state’s transportation system. The task force released its formal report in January 2019, concluding that it is imperative that the State of Kansas provides consistent, stable funding in order to maintain a quality transportation system; highlighting the negative impacts of $2.1 billion in transfers out of the State Highway Fund since 2011; and recommending that the state legislature review new potential sources of additional funding, including increasing registration fees, motor fuels taxes and fees for oversize vehicles and implementing new fees specific to alternative-fuel vehicles.

•	Missouri’s 2019 Statewide Transportation Improvement Program (“STIP”) increased funding for highway and bridge construction to $4.5 billion through 2023 from $4.2 billion in the prior STIP.

The table below sets forth additional details regarding our four key states, including growth rates as compared to the U.S. as a whole:

			Projected Industry Growth by End Market
		Revenue by End Market(1)	2019 to 2021(2)
	Percentage of	Residential and
	Our Total	Nonresidential	Residential	Nonresidential
State	Revenue	Construction	Construction	Construction
Texas	23%	68%	0.7%	1.5%
Utah	13%	78%	0.3%	12.1%
Kansas	12%	52%	4.6%	(6.1)%
Missouri	8%	71%	1.1%	(1.9)%
Weighted average(3)			1.5%	1.9%
United States(2)			2.3%	2.3%
______________________

(1)	Percentages based on our revenue by state for the year ended December 29, 2018 and management’s estimates as to end markets.

(2)	Source: PCA

(3)	Calculated using a weighted average based on each state’s percentage contribution to our total revenue.

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

Financial Highlights— Year ended December 29, 2018

The principal factors in evaluating our financial condition and operating results for the year ended December 29, 2018 are:

•	Net revenue increased $156.8 million in 2018 as compared to 2017, primarily resulting from contributions from our acquisitions, offset by the impact of less favorable weather conditions in 2018.

•
Our operating income decreased $58.4 million in 2018 as compared to 2017, primarily due to higher labor and transportation costs included in our cost of revenue, as well as higher levels of depreciation and amortization in 2018 resulting from our acquisitions. Further, our general and administrative expenses in 2018 were higher than in 2017 due to the acquisitions which occurred during late 2017 and 2018, as well as increased stock-based compensation charges in 2018.

•	We paid $246.0 million in cash for 12 acquisitions, net of cash acquired. Five of these acquisitions were in the West segment and seven were in the East segment.

•	In September 2018, we sold a non-core business in the West segment, resulting in cash proceeds of $21.6 million and a total gain on the disposition of the business of $12.1 million.

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

	Year ended
	December 29, 2018		December 30, 2017		December 31, 2016
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$1,117,066	$92,068	$998,843	$130,334	$813,682	$100,659
East	703,147	59,554	629,919	67,739	531,294	65,424
Cement	280,789	75,843	303,813	89,360	281,087	82,521
Corporate (1)	—	(64,999)	—	(66,556)	—	(93,942)
Total	$2,101,002	$162,466	$1,932,575	$220,877	$1,626,063	$154,662
______________________

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2018	2017	2016
(in thousands)
Net revenue	$1,909,258	$1,752,409	$1,488,274
Delivery and subcontract revenue	191,744	180,166	137,789
Total revenue	2,101,002	1,932,575	1,626,063
Cost of revenue (excluding items shown separately below)	1,475,779	1,281,777	1,071,792
General and administrative expenses	253,609	242,670	243,512
Depreciation, depletion, amortization and accretion	204,910	179,518	149,300
Transaction costs	4,238	7,733	6,797
Operating income	162,466	220,877	154,662
Interest expense (1)	116,548	108,549	97,536
Loss on debt financings	149	4,815	—
Tax receivable agreement (benefit) expense (1)	(22,684)	271,016	14,938
Gain on sale of business	(12,108)	—	—
Other (income) loss, net	(15,516)	(5,303)	1,361
Income (loss) from operations before taxes	96,077	(158,200)	40,827
Income tax expense (benefit) (1)	59,747	(283,977)	(5,299)
Net income	$36,330	$125,777	$46,126
______________________

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries, which was $27.5 million, $8.3 million and $16.0 million less than Summit LLC and its subsidiaries in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively and are thus excluded from Summit LLC’s consolidated net income.

Fiscal Year 2018 Compared to 2017

($ in thousands)	2018	2017	Variance
Net revenue	$1,909,258	$1,752,409	$156,849	9.0%
Operating income	162,466	220,877	(58,411)	(26.4)%
Operating margin percentage	8.5%	12.6%
Adjusted EBITDA (1)	$406,261	$435,777	$(29,516)	(6.8)%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the definition of and the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $156.8 million for the year ended December 29, 2018, primarily resulting from our acquisition program, offset by the impact of less favorable weather conditions in 2018. Of the increase in net revenue, $37.3 million was from increased sales of materials, $112.9 million was from increased sales of products and $6.6 million was from increased service revenue. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

For the year ended December 29, 2018, our net revenue growth was due to our 2018 and 2017 acquisitions. However, operating income decreased by $58.4 million in 2018 as compared to 2017 primarily as the increases in our costs of revenue as explained below, as well as increases in our general and administrative expenses and depreciation, depletion, amortization and accretion expense resulting from our acquisition program exceeded our pricing gains. Our depreciation, depletion, amortization and accretion increased $25.4 million largely due to acquisitions completed in 2018 and 2017.

For the year ended December 29, 2018, our operating margin percentage declined from 12.6% to 8.5% as compared to the year ended December 30, 2017, due to the items noted above. Adjusted EBITDA, as defined below, decreased by $29.5 million in the year ended December 29, 2018 as compared to the year ended December 30, 2017.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

($ in thousands)	2018	2017	Variance
Revenue by product*:
Aggregates	$489,200	$415,873	$73,327	17.6%
Cement	263,526	286,360	(22,834)	(8.0)%
Ready-mix concrete	584,630	493,089	91,541	18.6%
Asphalt	321,144	307,654	13,490	4.4%
Paving and related services	616,892	599,378	17,514	2.9%
Other	(174,390)	(169,779)	(4,611)	(2.7)%
Total revenue	$2,101,002	$1,932,575	$168,427	8.7%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended December 29, 2018 and December 30, 2017 were as follows:

	2018		2017
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	47,624	$10.27	41,712	$9.97	14.2%	3.0%
Cement	2,329	113.14	2,547	112.42	(8.6)%	0.6%
Ready-mix concrete	5,433	107.61	4,680	105.37	16.1%	2.1%
Asphalt	5,404	55.57	5,263	54.19	2.7%	2.5%
______________________

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $73.3 million for the year ended December 29, 2018 as compared to the year ended December 30, 2017, primarily due to increased volumes from acquisitions, offset by the impact of weather conditions in 2018 as noted above. The increase in aggregate volumes was primarily attributable to our acquisition program as organic volumes were essentially flat in both the West and East segments. Aggregate pricing of $10.27 per ton increased 3.0% as compared to 2017, primarily due to pricing gains in the Intermountain West states.

Revenue from cement decreased $22.8 million in the year ended December 29, 2018 as compared to the year ended December 30, 2017, due primarily to volume declines as weather conditions in 2018 were less favorable than those experienced in 2017, as well as increased competitive conditions in 2018. Our cement volumes decreased 8.6% for the same reasons. During 2018, pricing for cement improved by 0.6% to $113.14 per ton as compared to the prior year, primarily resulting from price increases implemented in early 2018 which were subject to increased competition.

Revenue from ready-mix concrete increased $91.5 million for the year ended December 29, 2018 as compared to December 30, 2017, primarily from the acquisitions referred to above. Ready-mix concrete pricing of $107.61 per cubic yard in 2018 increased 2.1% as compared to 2017 levels.

Revenue from asphalt increased $13.5 million for the year ended December 29, 2018 as compared to the prior year. Our organic asphalt volumes decreased slightly with the balance of the increased revenue coming from our acquisition program.

Other Financial Information

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the TCJA prescribes the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able deduct may also be limited in future years.  As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets in the fourth quarter of 2017 by $216.9 million to reflect the revised federal statutory rate and other state statutory rates which will be in effect at the time those deferred tax assets are expected to be realized. The TCJA contains many provisions which continue to be clarified through new regulations. As permitted by Staff Accounting Bulletin 118 ("SAB118") issued by the SEC on December 22, 2017, we completed our accounting of the impacts of the TCJA. We completed our analysis within 2018 consistent with the guidance of SAB 118 and any adjustments during the measurement period have been included in net earnings from continuing operations as an adjustment to income tax expense. The additional tax expense of $17.6 million resulting from the IRS interpretative guidance of TCJA and was recorded during the fourth quarter of 2018.

Tax Receivable Agreement (Benefit) Expense

Our TRA benefit for the year ended December 29, 2018 was $22.7 million as compared to TRA expense of $271.0 million in the year ended December 30, 2017.  When payments are made under the TRA, we expect the amount that is characterized as imputed interest will be limited under the proposed IRS regulations, and therefore we will not benefit from that deduction. Further, in 2018, we updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of the updated state income tax rate, and the imputed interest limitation noted above, we have reduced our TRA liability by $22.7 million as of December 29, 2018. In the third quarter of 2017, based on a release of the valuation allowance related to the TRA deferred tax assets discussed below, we determined payment of those benefits had become probable under our TRA agreement.  As a result, in the third quarter of 2017, we recorded $501.8 million of TRA expense as our estimate of the realization of our deferred tax assets subject to the TRA had become more likely than not. In the fourth quarter of 2017, after the enactment of the TCJA and other exchanges and adjustments, our estimated liability under the TRA was reduced by $216.9 million primarily due to a decrease in the federal corporate tax rate. This reduction in our TRA liability was recorded as a reduction in our TRA expense during the fourth quarter 2017.

Income Tax Expense (Benefit)

Our income tax expense was $59.7 million for the year ended December 29, 2018 as compared to income tax benefit of $284.0 million for the year ended December 30, 2017. Our effective income tax rate in 2018 was impacted by the IRS interpretative guidance of TCJA, a change in state tax rates and a reduction in the amount of our TRA liability. We recorded an income tax benefit in fiscal 2017, primarily related to the release of the valuation allowance as discussed below, partially offset by charge related to the decrease in the federal statutory corporate tax rate. Our effective income tax rate in 2017 was higher as compared to 2016, primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense, the statutory rate change referred to below and depletion in excess of U.S. GAAP depletion recognized in 2017. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) changes in statutory tax rates, (3) changes in unrecognized tax benefits, (4) deductions related to our TRA, (5) tax depletion expense in excess of the expense recorded under U.S. GAAP, (6) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (7) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030. Due to our limited operating history as of December 31, 2016, during which we incurred only a small amount of pre-tax income over the previous three years, as well as our acquisitive business strategy, after considering both positive and negative evidence, we concluded that it was not more likely than not that we would fully realize those deferred tax assets, and therefore recorded a partial valuation allowance against those deferred tax assets as of December 31, 2016. However, the amount of cumulative income increased significantly during the year ended December 30, 2017. As a result of this significant positive evidence, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance in the third quarter of 2017. The Company updated the analysis as of December 30, 2018, and adjusted the valuation allowance for interest expense carryforwards limited under TCJA.

On December 22, 2017, the TCJA was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the TCJA prescribes the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able deduct may also be limited in future years.  As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets in the fourth quarter of 2017 by $216.9 million to reflect the revised federal statutory rate and other state statutory rates which will be in effect at the time those deferred tax assets are expected to be realized. The TCJA contains many provisions which continue to be clarified through new regulations. As permitted by SAB 118 issued by the SEC on December 22, 2017, we completed our accounting of the impacts of the TCJA. We completed our analysis within 2018 consistent with the guidance of SAB 118 and any adjustments during the measurement period have been included in net earnings from continuing operations as an adjustment to income tax expense. We recorded additional tax expense of $17.6 million resulting from the IRS interpretative guidance of TCJA during the fourth quarter of 2018.

As mentioned above, we recorded an income tax benefit of $498.3 million in the third quarter of 2017, primarily related to the release of the valuation allowance against our deferred tax assets offset by the decreased federal corporate tax rate as enacted by the TCJA and other state effective rate changes. Our effective income tax rate was higher in 2018 as compared to 2017 primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense, the statutory rate change resulting from the TCJA and depletion in excess of U.S. GAAP depletion recognized for the year ended December 30, 2017. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) the change in valuation allowance, (2) changes in statutory tax rates, (3) changes in unrecognized tax benefits, (4) deductions related to our TRA, (5) tax depletion expense in excess of the expense recorded under U.S. GAAP, (6) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (7) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of December 29, 2018 and December 30, 2017, Summit Inc. had a valuation allowance of $19.4 million and $1.7 million against our deferred tax assets, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2018	2017	Variance
Net revenue	$1,011,155	$899,992	$111,163	12.4%
Operating income	92,068	130,334	(38,266)	(29.4)%
Operating margin percentage	9.1%	14.5%
Adjusted EBITDA (1)	$188,999	$203,590	$(14,591)	(7.2)%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure below.

Net revenue in the West segment increased $111.2 million for the year ended December 29, 2018 as compared to December 30, 2017, primarily due to incremental revenue from acquisitions. Net revenue growth from acquisitions in 2018 increased $101.5 million as compared to the year ended December 30, 2017, with the balance attributable to organic operations.

The West segment’s operating income decreased $38.3 million in 2018 as compared to 2017 as increases in labor costs and hydrocarbon costs included in cost of revenue and, increases in general and administrative expenses, exceeded our revenue gains, as well as higher levels of depreciation and amortization from acquisitions made in 2017 and 2018. Further, wetter weather conditions in our Texas markets had a negative effect on our operational efficiencies during 2018. Adjusted EBITDA decreased $14.6 million in 2018 as compared to 2017 due to increased costs of revenue noted above, coupled with tighter construction margins in our Texas, Utah and Vancouver markets, which were only partially offset by improved organic volume and organic average sales price increases for aggregates and ready-mix concrete. The operating margin percentage in the West segment decreased in 2018 to 9.1% as compared to 14.5% in 2017 due to increased labor costs, depreciation and amortization, as well as increases in general and administrative expenses resulting from acquisitions that occurred in 2017 and 2018.

Gross revenue by product/ service was as follows:

($ in thousands)	2018	2017	Variance
Revenue by product*:
Aggregates	$219,149	$191,851	$27,298	14.2%
Ready-mix concrete	447,136	362,042	85,094	23.5%
Asphalt	214,800	214,561	239	0.1%
Paving and related services	381,323	375,036	6,287	1.7%
Other	(145,342)	(144,647)	(695)	(0.5)%
Total revenue	$1,117,066	$998,843	$118,223	11.8%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing comparing 2018 to 2017 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	9.1%	4.7%
Ready-mix concrete	20.7%	2.3%
Asphalt	3.6%	(1.2)%

Gross revenue from aggregates in the West segment increased $27.3 million in 2018 over 2017, primarily due to an increase in volumes. Aggregates volume increased in 2018 mainly due to acquisitions in our Northern Texas markets and growth in our Vancouver markets. Aggregates pricing in 2018 increased 4.7% when compared to 2017.

Revenue from ready-mix concrete in the West segment increased $85.1 million in 2018 over 2017, primarily due to our acquisition program and to a lesser extent, organic growth.

Revenue from asphalt in the West segment increased $0.2 million in 2018, primarily due to acquisition volumes offset by lower average sales prices primarily in our northeast Texas markets. Revenue for paving and related services in the West segment increased by $6.3 million in 2018 primarily due to acquisitions.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 29, 2018 was approximately $98.0 million and $14.6 million, respectively.

Our Austin operation operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018 and is now operational. We have settled our insurance claim for damaged property, plant and equipment, and are still negotiating our claim under our business interruption policy. For the year ended December 29, 2018, we received $4.4 million under our property and casualty claim related to damaged or destroyed equipment. Additionally, for the year ended December 29, 2018, we received $3.8 million related to our business interruption claims, based on claims from our Austin and Houston operations.

In addition to the financial impact of Hurricane Harvey, our operations in Austin continue to be pressured by aggressive competition, which has further impacted volumes and pricing. We expect the Austin market to continue to grow, and Texas Department of Transportation to invest in infrastructure projects in that area. The Austin reporting unit has approximately $18 million of goodwill as of December 29, 2018, which we continue to believe is realizable. The key assumptions around the realizability analysis are revenue growth, as well as the discount rate of 10%. Our discount rate came under pressure in the fourth quarter of 2018 due to decreases in the market price of our Class A common stock. We will continue to monitor whether an event indicates the carrying value of the Austin based reporting unit may be impaired.

East Segment

($ in thousands)	2018	2017	Variance
Net revenue	$617,314	$548,604	$68,710	12.5%
Operating income	59,554	67,739	(8,185)	(12.1)%
Operating margin percentage	9.6%	12.3%
Adjusted EBITDA (1)	$138,032	$139,108	$(1,076)	(0.8)%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment increased $68.7 million in 2018 over 2017, primarily due to acquisitions contributing $56.4 million and organic growth of $12.3 million.

Operating income decreased $8.2 million and Adjusted EBITDA decreased $1.1 million in 2018 over 2017, due to increases in the cost of revenue as noted above.

Operating margin percentage in 2018 decreased to 9.6% from 12.3% in 2017, as the increases in our costs of revenue outgrew our increased average sales prices.

Gross revenue by product/ service was as follows:

($ in thousands)	2018	2017	Variance
Revenue by product*:
Aggregates	$270,051	$224,022	$46,029	20.5%
Ready-mix concrete	137,494	131,047	6,447	4.9%
Asphalt	106,344	93,093	13,251	14.2%
Paving and related services	235,569	224,342	11,227	5.0%
Other	(46,311)	(42,585)	(3,726)	(8.7)%
Total revenue	$703,147	$629,919	$73,228	11.6%
______________________

*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2018 as compared to 2017 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	19.1%	1.1%
Ready-mix concrete	3.2%	1.6%
Asphalt	0.7%	12.3%

Gross revenue from aggregates in the East segment increased $46.0 million in 2018 over 2017, due primarily to acquisitions. Aggregate volumes in 2018 increased 19.1% over 2017, primarily as a result of those acquisitions. Aggregates pricing increased in 2018 due to the impact of our organic price growth initiatives.

Revenue from ready-mix concrete in the East segment increased $6.4 million in 2018, primarily as a result of our increased volumes due to acquisitions, offset by an organic volumes decline of 6.6%.

Revenue from asphalt increased $13.3 million in 2018, primarily due to an increase in asphalt average sales prices. The $11.2 million increase in paving and related service revenue in 2018 was primarily due to increases in paving activity, especially in our Virginia markets.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 29, 2018 was approximately $50.4 million and $15.3 million, respectively.

Cement Segment

($ in thousands)	2018	2017	Variance
Net revenue	$280,789	$303,813	$(23,024)	(7.6)%
Operating income	75,843	89,360	(13,517)	(15.1)%
Operating margin percentage	27.0%	29.4%
Adjusted EBITDA (1)	$111,394	$127,547	$(16,153)	(12.7)%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment decreased $23.0 million in 2018 over 2017, primarily due to organic volume declines attributable to increased competition and less favorable weather conditions in 2018 compared to 2017.

The Cement segment’s operating income declined $13.5 million and Adjusted EBITDA declined $16.2 million in 2018. Operating margin percentage for the year ended December 29, 2018 decreased to 27.0% from 29.4% in the prior year. The decrease in operating income and decrease in operating margin in 2018 was primarily due to decreases in organic volumes caused primarily by the factors noted above.

Gross revenue by product was as follows:

($ in thousands)	2018	2017	Variance
Revenue by product*:
Cement	$263,526	$286,360	$(22,834)	(8.0)%
Other	17,263	17,453	(190)	(1.1)%
Total revenue	$280,789	$303,813	$(23,024)	(7.6)%
______________________
*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2018 from 2017 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	(8.6)%	0.6%

Revenue from cement decreased $22.8 million in 2018, due to the 8.6% decrease in organic cement volumes.

Fiscal Year 2017 Compared to 2016

($ in thousands)	2017	2016	Variance
Net revenue	$1,752,409	$1,488,274	$264,135	17.7%
Operating income	220,877	154,662	66,215	42.8%
Operating margin percentage	12.6%	10.4%
Adjusted EBITDA	$435,777	$371,347	$64,430	17.4%

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
______________________
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
______________________

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

Other Financial Information

As noted above, the TCJA was enacted in late 2017. As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets by $216.9 million in the fourth quarter of 2017 to reflect the revised federal statutory rate and other state statutory rates which will be in effect at the time those deferred tax assets are expected to be realized.

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

Income Tax Benefit

Our income tax benefit was $284.0 million for the year ended December 30, 2017 as compared to income tax benefit of $5.3 million for the year ended December 31, 2016. We recorded an income tax benefit in 2017 primarily due to the release of the valuation allowance against our deferred tax assets as discussed below, offset by the reduction in carrying value of our deferred tax assets as a result of the decreased federal corporate tax rate as enacted by the TCJA and other state effective rate changes. Our effective income tax rate was higher in 2017 as compared to 2016 primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense, the statutory rate change resulting from the TCJA and depletion in excess of U.S. GAAP depletion recognized for the year ended December 30, 2017.

As of December 30, 2017 and December 31, 2016, Summit Inc. had a valuation allowance of $1.7 million and $502.8 million, respectively, against our deferred tax assets.

Segment Results of Operations

West Segment

($ in thousands)	2017	2016	Variance
Net revenue	$899,992	$736,573	$163,419	22.2%
Operating income	130,334	100,659	29,675	29.5%
Operating margin percentage	14.5%	13.7%
Adjusted EBITDA	$203,590	$167,434	$36,156	21.6%

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
______________________
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

Our Houston operations were negatively impacted by Hurricane Harvey in the third and fourth quarters of 2017. Our Austin business operates a liquid asphalt terminal in the Houston area which was also damaged by Hurricane Harvey. The terminal was shut down until late 2018 while undergoing significant repairs. We have received proceeds from claims for damaged property, plant and equipment, and are in the process of filing additional claims under our business interruption policy.

Our reporting unit based in Austin, Texas, has seen new market entrants, one of which aggressively sought market share, which negatively impacted Adjusted EBITDA in the West segment in 2016.

East Segment

($ in thousands)	2017	2016	Variance
Net revenue	$548,604	$470,614	$77,990	16.6%
Operating income	67,739	65,424	2,315	3.5%
Operating margin percentage	12.3%	13.9%
Adjusted EBITDA	$139,108	$126,007	$13,101	10.4%

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

Gross revenue by product/ service was as follows:

(in thousands)	2017	2016	Variance
Revenue by product*:
Aggregates	$224,022	$195,793	$28,229	14.4%
Ready-mix concrete	131,047	101,636	29,411	28.9%
Asphalt	93,093	80,913	12,180	15.1%
Paving and related services	224,342	188,379	35,963	19.1%
Other	(42,585)	(35,427)	(7,158)	(20.2)%
Total revenue	$629,919	$531,294	$98,625	18.6%
______________________
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

Cement Segment

($ in thousands)	2017	2016	Variance
Net revenue	$303,813	$281,087	$22,726	8.1%
Operating income	89,360	82,521	6,839	8.3%
Operating margin percentage	29.4%	29.4%
Adjusted EBITDA	$127,547	$112,991	$14,556	12.9%

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
______________________
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

As of December 29, 2018, we had $128.5 million in cash and working capital of $330.9 million as compared to cash and working capital of $383.6 million and $533.6 million, respectively, at December 30, 2017. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of December 29, 2018 or December 30, 2017.

Our remaining borrowing capacity on our $235.0 million senior secured revolving credit facility as of December 29, 2018 was $219.6 million, which is net of $15.4 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

For the years ended December 29, 2018 and December 30, 2017, our Consolidated First Lien Net Leverage Ratio was 1.35 to 1.00 and 0.64 to 1.00, respectively, based on consolidated first lien net debt of $551.2 million and $287.5 million as of December 29, 2018 and December 30, 2017, respectively, divided by Further Adjusted EBITDA of $408.4 million and $452.7 million for the years ended December 29, 2018 and December 30, 2017, respectively. As of December 29, 2018 and December 30, 2017, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2018	2017	2016
Net income	$36,330	$125,777	$46,126
Interest expense	116,548	108,549	97,536
Income tax expense (benefit)	59,747	(283,977)	(5,299)
Depreciation, depletion, and amortization	203,305	177,643	147,736
EBITDA	$415,930	$127,992	$286,099
Accretion	1,605	1,875	1,564
IPO/Legacy equity modification costs	—	—	37,257
Loss on debt financings	149	4,815	—
Tax receivable agreement (benefit) expense	(22,684)	271,016	14,938
Gain on sale of business	(12,108)	—	—
Transaction costs(a)	4,238	7,733	6,797
Management fees and expenses(b)	—	—	(1,379)
Non-cash compensation(c)	25,378	21,140	12,683
Other(d)	(6,247)	1,206	13,388
Adjusted EBITDA	$406,261	$435,777	$371,347
EBITDA for certain acquisitions(e)	2,119	16,919	11,074
Further Adjusted EBITDA	$408,380	$452,696	$382,421
______________________

(a)	Represents the transaction expenses associated with closed and probable acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions.

(b)	Represents certain fees paid and expenses reimbursed to affiliates of our former private equity sponsors.

(c)	Represents non-cash equity-based compensation granted to employees.

(d)
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

(e)
Under the terms of our credit facilities, we include EBITDA from our acquisitions, net of dispositions, in each fiscal year for periods prior to acquisition. We believe this provides our lenders with a more meaningful view of our EBITDA across all periods by making the information more comparable.

At both December 29, 2018 and December 30, 2017, $1.8 billion of total debt was outstanding under our respective debt agreements. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

In 2015, the Issuers issued $650.0 million aggregate principal amount of 2023 Notes due July 15, 2023 under an indenture dated July 8, 2015: $350.0 million on July 8, 2015 and $300.0 million on November 19, 2015. The July 2015 issuance of the 2023 notes was issued at par and the November 2015 add-on was issued at a discount. Interest on the 2023 notes is payable semi-annually in arrears on January 15 and July 15 of each year commencing on January 15, 2016.

In 2015, $625.0 million aggregate principal amount of outstanding 2020 Notes due January 31, 2020, were redeemed: $288.2 million in April 2015 using proceeds from the IPO, $183.0 million in August 2015 and $153.8 million in December 2015.

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
Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.			Summit LLC
(in thousands)	2018	2017	2016	2018	2017	2016
Net cash provided by (used in):
Operating activities	$209,368	$292,183	$244,863	$209,368	$295,132	$244,877
Investing activities	(419,699)	(552,475)	(470,652)	(419,699)	(552,475)	(470,652)
Financing activities	(43,993)	499,755	182,707	(43,993)	497,526	182,990

Operating Activities

During the year ended December 29, 2018, cash provided by operating activities was $209.4 million primarily as a result of:

•
Net income of $36.3 million, adjusted for $263.6 million of non-cash expenses, including $208.8 million of depreciation, depletion, amortization and accretion, $25.4 million of share-based compensation and $57.5 million of change in deferred tax asset, net.

•	Billed and unbilled accounts receivable increased by $14.5 million in fiscal 2018 as a result of increased revenue from our acquisitions as compared to fiscal 2017.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $103.3 million of interest payments in 2018.

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

Investing Activities

During the year ended December 29, 2018, cash used for investing activities was $419.7 million, of which $246.0 million related to the 12 acquisitions completed in the period and $220.7 million was invested in capital expenditures, which was partially offset by $21.6 million of proceeds from asset sales.  Additionally, in September 2018 we received $21.6 million of proceeds from the sale of a non-core business in the West segment.

During the year ended December 30, 2017, cash used for investing activities was $552.5 million, of which $374.9 million related to the 14 acquisitions completed in the period and $194.1 million was invested in capital expenditures, which was partially offset by $17.1 million of proceeds from asset sales.

During the year ended December 31, 2016, cash used for investing activities was $470.7 million, of which $337.0 million related to the nine acquisitions. In addition, we invested $153.5 million in capital expenditures, partially offset by $16.9 million of proceeds from asset sales.

Financing Activities

During the year ended December 29, 2018, cash provided by financing activities was $44.0 million. We received $15.6 million of proceeds from stock option exercises and $64.5 million from proceeds of debt issuance, which was offset by $36.5 million of payments on acquisition related liabilities, and $85.0 million in debt payments.

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

Cash Paid for Capital Expenditures

We expended approximately $220.7 million in capital expenditures for the year ended December 29, 2018 compared to $194.1 million and $153.5 million in the years ended December 30, 2017 and December 31, 2016, respectively.

We estimate that we will invest between $160.0 million and $175.0 million in capital expenditures in 2019, which we expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of December 29, 2018, we had accrued $310.4 million as TRA liability.  Other than $0.7 million which will be paid in February 2019, the TRA liability is a long term liability as no additional payments are expected in the next twelve months.

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

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $12.40 per share price of our Class A common stock, the closing price of our stock on December 29, 2018 and a contractually defined discount rate of 4.01%, we estimate that if we were to exercise our right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $259 million.

Contractual Obligations

The following table presents, as of December 29, 2018, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,830,611	$6,354	$7,942	$6,354	$256,354	$656,354	$897,253
Capital lease obligations	54,857	17,924	13,876	15,306	3,023	1,025	3,703
Operating lease obligations	46,380	9,479	8,101	6,701	4,279	3,411	14,409
Interest payments (1)	540,480	104,570	107,466	104,587	93,594	82,679	47,584
Acquisition-related liabilities	101,865	34,355	35,973	9,705	3,522	2,774	15,536
Royalty payments	114,793	7,124	6,929	6,665	6,742	6,656	80,677
Defined benefit plans (2)	16,875	1,005	1,108	1,747	1,277	951	10,787
Asset retirement obligation payments	92,456	4,032	3,147	1,814	1,977	2,385	79,101
Purchase commitments (3)	49,053	43,621	5,432	—	—	—	—
Payments pursuant to tax receivable agreement (4)	310,369	695	—	9,813	19,408	22,262	258,191
Other	23,278	6,038	10,756	2,477	2,205	1,802	—
Total contractual obligations	$3,181,017	$235,197	$200,730	$165,169	$392,381	$780,299	$1,407,241
______________________

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 29, 2018 and may differ from actual results.

(2)
Future payments to fund our defined benefit plans are estimated based on multiple assumptions which are enumerated in Note 14 to the consolidated financial statements included elsewhere in this report.

(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.

(4)
The total amount payable under our TRA is estimated at $310.4 million as of December 29, 2018. Under the terms of the TRA, payment of amounts benefiting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized.  We currently are not estimating any benefits being realized through 2020. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.

Commitments and Contingencies

We are party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on our consolidated financial position, results of operations or liquidity. We record legal fees as incurred.

In March 2018, we were notified of an investigation by the CCB into pricing practices by certain asphalt paving contractors in British Columbia, including Winvan. We believe the investigation is focused on time periods prior to our April 2017 acquisition of Winvan and we are cooperating with the CCB. Although we currently do not believe this matter will have a material adverse effect on our business, financial condition or results of operations, we are not able to predict the ultimate outcome or cost of the investigation at this time.

Environmental Remediation and Site Restoration—Our operations are subject to and affected by federal, state, provincial and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. We regularly monitor and review its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities and noncompliance will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Off-Balance Sheet Arrangements

As of December 29, 2018, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 29, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$109,363	$58,579	$83,148	$(214,760)	$36,330
Interest expense (income) (1)	5,064	3,491	(6,815)	114,808	116,548
Income tax expense	535	32	—	59,180	59,747
Depreciation, depletion and amortization	91,224	74,463	34,996	2,622	203,305
EBITDA	$206,186	$136,565	$111,329	$(38,150)	$415,930
Accretion	570	970	65	—	1,605
Loss on debt financings	—	—	—	149	149
Tax receivable agreement benefit (1)	—	—	—	(22,684)	(22,684)
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	(3)	—	—	4,241	4,238
Non-cash compensation	—	—	—	25,378	25,378
Other (2)	(5,646)	497	—	(1,098)	(6,247)
Adjusted EBITDA (1)	$188,999	$138,032	$111,394	$(32,164)	$406,261

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 30, 2017
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$121,390	$68,361	$92,956	$(156,930)	$125,777
Interest expense (income) (1)	6,924	3,082	(3,760)	102,303	108,549
Income tax expense (benefit)	1,910	(864)	—	(285,023)	(283,977)
Depreciation, depletion and amortization	70,499	66,436	38,107	2,601	177,643
EBITDA	$200,723	$137,015	$127,303	$(337,049)	$127,992
Accretion	815	816	244	—	1,875
Loss on debt financings	—	—	—	4,815	4,815
Tax receivable agreement expense	—	—	—	271,016	271,016
Transaction costs	(76)	—	—	7,809	7,733
Non-cash compensation	—	—	—	21,140	21,140
Other	2,128	1,277	—	(2,199)	1,206
Adjusted EBITDA (1)	$203,590	$139,108	$127,547	$(34,468)	$435,777

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 31, 2016
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$86,040	$66,661	$79,280	$(185,855)	$46,126
Interest expense (1)	9,195	4,930	2,741	80,670	97,536
Income tax expense (benefit)	269	(2,156)	—	(3,412)	(5,299)
Depreciation, depletion and amortization	64,558	50,866	29,903	2,409	147,736
EBITDA	$160,062	$120,301	$111,924	$(106,188)	$286,099
Accretion	787	674	103	—	1,564
IPO/ Legacy equity modification costs	—	—	—	37,257	37,257
Tax receivable agreement expense (1)	—	—	—	14,938	14,938
Transaction costs	382	25	—	6,390	6,797
Management fees and expenses	—	—	—	(1,379)	(1,379)
Non-cash compensation	—	—	—	12,683	12,683
Other	6,203	5,007	964	1,214	13,388
Adjusted EBITDA (1)	$167,434	$126,007	$112,991	$(35,085)	$371,347
______________________

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $27.5 million, $8.3 million and $16.0 million less than Summit LLC and its subsidiaries in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.

(2)
For the year ended December 29, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

Reconciliation of Working Capital	2018	2017
($ in thousands)
Total current assets	$591,540	$783,601
Less total current liabilities	(260,657)	(249,975)
Working capital	$330,883	$533,626

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2018	2017	2016
($ in thousands)
Operating income	$162,466	$220,877	$154,662
General and administrative expenses	253,609	242,670	243,512
Depreciation, depletion, amortization and accretion	204,910	179,518	149,300
Transaction costs	4,238	7,733	6,797
Adjusted Cash Gross Profit (exclusive of items shown separately)	$625,223	$650,798	$554,271
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	32.7%	37.1%	37.2%
_____________________

(1)	Adjusted Cash Gross Margin, is defined as Adjusted Cash Gross Profit as a percentage of net revenue.

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

We paid cash of $246.0 million and $374.9 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 29, 2018 and December 30, 2017, respectively.

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

As of December 29, 2018, we determined that no events or circumstances from October 1, 2018 through December 29, 2018 indicated that a further assessment was necessary.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 29, 2018.

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

The majority of contract modifications relate to the original contract and are often an extension of the original performance obligation. Predominately, modifications are not distinct from the terms in the original contract; therefore, they are considered part of a single performance obligation. We account for the modification using a cumulative catch-up adjustment. However, there are instances where goods or services in a modification are distinct from those transferred prior to the modification. In these situations, we account for the modifications as either a separate contract or prospectively depending on the facts and circumstances of the modification.

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

New Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which reduces the accounting complexity for implementing a cloud computing arrangement. The ASU aligns with the capitalization of implementation costs among hosting arrangements and costs incurred to develop internal-use software. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are compiling a list of contracts and are beginning to assess the impact of adopting this ASU.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework Changes to The Disclosure Requirements for Defined Benefits Plans, which modifies the disclosure requirements of employer-sponsored defined benefit and other postretirement benefits plans. The ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the additional disclosure requirements and beginning to assess the impact of adopting this ASU.

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

For the year ended December 29, 2018, our costs associated with liquid asphalt and energy amounted to approximately $239.6 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $24.0 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before December 29, 2018.

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

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2018 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

As of December 29, 2018, we had $630.6 million in term loans outstanding which bear interest at a variable rate. As of December 29, 2018, the rate in effect was the one‑month LIBOR of 2.52%. Therefore, a 100 basis point increase in the interest rate at December 29, 2018 would only have increased the rate from 2.52% to 3.52%, the effect of which would have been an increase of $6.3 million on annual interest expense.

On January 19, 2017, we amended the Credit Agreement and, as a result, the floor decreased from 1.00% to 0.75% and the applicable margin was reduced. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024 and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder. On May 22, 2018, Summit LLC entered into Amendment No. 3 to the Amended and Restated Credit Agreement, which further reduced the applicable margin in respect of the $633.8 million outstanding principal amount of term loans thereunder.

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The derivative is set to expire in September 2019.

At our cement plants, we sponsored two non‑contributory defined benefit pension plans for certain hourly and salaried employees and two healthcare and life insurance benefits plans for certain eligible retired employees. As of January 2014, the two pension plans had been frozen to new participants and future benefit accruals and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage for current employees. As a result of the acquisition of the Davenport Assets in 2015, the hourly defined benefit pension plan was amended to permit a new group of participants into the plan to accrue benefits in accordance with the terms of the collective bargaining agreement covering such Davenport employees. As a result of the collective bargaining unit negotiations in 2017, the hourly defined benefit pension plan was amended to stop future benefit accruals for the Davenport employees effective December 31, 2017. In addition, the company adopted one new retiree healthcare plan to provide benefits prior to Medicare eligibility for certain hourly Davenport employees. Our results of operations are affected by our net periodic benefit cost from these plans, which was $1.0 million in 2017. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long‑term rate of return on assets. Therefore, we have interest rate risk associated with these factors.

The healthcare and life insurance benefit plans are exposed to changes in the cost of healthcare services. A one percentage‑point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $0.8 million or $(0.7) million, respectively, at December 29, 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Denver, Colorado
February 6, 2019

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 29, 2018 and December 30, 2017
(In thousands, except share and per share amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$128,508	$383,556
Accounts receivable, net	214,518	198,330
Costs and estimated earnings in excess of billings	18,602	9,512
Inventories	213,851	184,439
Other current assets	16,061	7,764
Total current assets	591,540	783,601
Property, plant and equipment	1,780,132	1,615,424
Goodwill	1,192,028	1,036,320
Intangible assets	18,460	16,833
Deferred tax assets	225,397	284,092
Other assets	50,084	51,063
Total assets	$3,857,641	$3,787,333
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$4,765
Current portion of acquisition-related liabilities	34,270	14,087
Accounts payable	107,702	98,744
Accrued expenses	100,491	116,629
Billings in excess of costs and estimated earnings	11,840	15,750
Total current liabilities	260,657	249,975
Long-term debt	1,807,502	1,810,833
Acquisition-related liabilities	49,468	58,135
Tax receivable agreement liability	309,674	331,340
Other noncurrent liabilities	88,195	65,329
Total liabilities	2,515,496	2,515,612
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 111,658,927 and 110,350,594 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	$1,117	$1,104
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 and 100 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	—	—
Additional paid-in capital	1,194,204	1,154,220
Accumulated earnings	129,739	95,833
Accumulated other comprehensive income	2,681	7,386
Stockholders’ equity	1,327,741	1,258,543
Noncontrolling interest in Summit Holdings	14,404	13,178
Total stockholders’ equity	1,342,145	1,271,721
Total liabilities and stockholders’ equity	$3,857,641	$3,787,333

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(In thousands, except share and per share amounts)

	2018	2017	2016
Revenue:
Product	$1,600,159	$1,449,936	$1,223,008
Service	309,099	302,473	265,266
Net revenue	1,909,258	1,752,409	1,488,274
Delivery and subcontract revenue	191,744	180,166	137,789
Total revenue	2,101,002	1,932,575	1,626,063
Cost of revenue (excluding items shown separately below):
Product	1,058,544	898,281	751,419
Service	225,491	203,330	182,584
Net cost of revenue	1,284,035	1,101,611	934,003
Delivery and subcontract cost	191,744	180,166	137,789
Total cost of revenue	1,475,779	1,281,777	1,071,792
General and administrative expenses	253,609	242,670	243,512
Depreciation, depletion, amortization and accretion	204,910	179,518	149,300
Transaction costs	4,238	7,733	6,797
Operating income	162,466	220,877	154,662
Interest expense	116,548	108,549	97,536
Loss on debt financings	149	4,815	—
Tax receivable agreement (benefit) expense	(22,684)	271,016	14,938
Gain on sale of business	(12,108)	—	—
Other (income) loss, net	(15,516)	(5,303)	1,361
Income (loss) from operations before taxes	96,077	(158,200)	40,827
Income tax expense (benefit)	59,747	(283,977)	(5,299)
Net income	36,330	125,777	46,126
Net (loss) income attributable to noncontrolling interest in subsidiaries	—	(27)	16
Net income attributable to Summit Holdings	2,424	3,974	9,327
Net income attributable to Summit Inc.	$33,906	$121,830	$36,783
Income per share of Class A common stock:
Basic	$0.30	$1.12	$0.52
Diluted	$0.30	$1.11	$0.52
Weighted average shares of Class A common stock:
Basic	111,380,175	108,696,438	70,355,042
Diluted	112,316,646	109,490,898	70,838,508

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(In thousands)

	2018	2017	2016
Net income	$36,330	$125,777	$46,126
Other comprehensive income (loss):
Postretirement curtailment adjustment	—	429	—
Postretirement liability adjustment	1,661	699	426
Foreign currency translation adjustment	(9,348)	7,768	2,125
Income (loss) on cash flow hedges	1,206	1,413	(1,529)
Less tax effect of other comprehensive income (loss) items	1,578	(288)	—
Other comprehensive (loss) income:	(4,903)	10,021	1,022
Comprehensive income	31,427	135,798	47,148
Less comprehensive (loss) income attributable to the noncontrolling interest in consolidated subsidiaries	—	(27)	16
Less comprehensive income attributable to Summit Holdings	2,226	4,360	9,803
Comprehensive income attributable to Summit Inc.	$29,201	$131,465	$37,329

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(In thousands)

	2018	2017	2016
Cash flow from operating activities:
Net income	$36,330	$125,777	$46,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	208,772	193,107	160,633
Share-based compensation expense	25,378	21,140	49,940
Net gain on asset disposals	(30,093)	(7,638)	(3,102)
Non-cash loss on debt financings	—	3,856	—
Change in deferred tax asset, net	57,490	(289,219)	(4,263)
Other	2,018	(2,359)	(1,282)
(Increase) decrease in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(5,796)	(3,720)	2,511
Inventories	(11,598)	(18,609)	(10,297)
Costs and estimated earnings in excess of billings	(8,702)	(1,825)	(2,684)
Other current assets	(7,159)	8,703	(5,518)
Other assets	(106)	(3,103)	(2,350)
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	(13,403)	6,192	(5,751)
Accrued expenses	(16,544)	(7,006)	13,196
Billings in excess of costs and estimated earnings	(5,052)	109	700
Tax receivable agreement liability	(21,666)	273,194	58,145
Other liabilities	(501)	(6,416)	(51,141)
Net cash provided by operating activities	209,368	292,183	244,863
Cash flow from investing activities:
Acquisitions, net of cash acquired	(246,017)	(374,930)	(336,958)
Purchases of property, plant and equipment	(220,685)	(194,146)	(153,483)
Proceeds from the sale of property, plant and equipment	21,635	17,072	16,868
Proceeds from sale of business	21,564	—	—
Other	3,804	(471)	2,921
Net cash used for investing activities	(419,699)	(552,475)	(470,652)
Cash flow from financing activities:
Proceeds from equity offerings	—	237,600	—
Capital issuance costs	—	(627)	(136)
Proceeds from debt issuances	64,500	302,000	354,000
Debt issuance costs	(550)	(6,416)	(5,801)
Payments on debt	(85,042)	(16,438)	(120,702)
Purchase of noncontrolling interests	—	(532)	—
Payments on acquisition-related liabilities	(36,504)	(34,650)	(32,040)
Distributions from partnership	(69)	(1,974)	(13,034)
Proceeds from stock option exercises	15,615	21,661	440
Other	(1,943)	(869)	(20)
Net cash (used in) provided by financing activities	(43,993)	499,755	182,707
Impact of foreign currency on cash	(724)	701	69
Net (decrease) increase in cash	(255,048)	240,164	(43,013)
Cash and cash equivalents—beginning of period	383,556	143,392	186,405
Cash and cash equivalents—end of period	$128,508	$383,556	$143,392

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity
Years ended December 29, 2018, December 30, 2017 and December 31, 2016
(In thousands, except share amounts)

		Summit Materials, Inc.
			Accumulated
	Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Total
	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Subsidiaries	Earnings	Income (Loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — January 2, 2016	$1,362	$10,870	$(2,795)	49,745,944	$497	69,007,297	$690	$619,003	$138,233	$767,860

Net income	16	36,783	—	—	—	—	—	—	9,327	46,126
LP Unit exchanges	—	—	—	45,124,528	451	—	—	117,813	(118,264)	—
Other comprehensive income	—	—	546	—	—	—	—	—	476	1,022
Stock option exercises	—	—	—	24,354	2	—	—	438	—	440
Class B share cancellation	—	—	—	—	—	(69,007,197)	(690)	690	—	—
Share-based compensation	—	(1,684)	—	—	—	—	—	51,624	—	49,940
Dividend (0.012/share)	—	(26,941)	—	1,135,692	11	—	—	27,047	(121)	(4)
Distributions from partnership	—	—	—	—	—	—	—	—	(13,034)	(13,034)
Other	—	—	—	2,704	—	—	—	7,689	—	7,689
Balance — December 31, 2016	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

Net (loss) income	(27)	121,830	—	—	—	—	—	—	3,974	125,777
Issuance of Class A Shares	—	—	—	10,000,000	100	—	—	238,367	(1,496)	236,971
LP Unit exchanges	—	—	—	1,461,677	15	—	—	4,159	(4,174)	—
Other comprehensive income, net of tax	—	—	9,635	—	—	—	—	—	386	10,021
Stock option exercises	—	—	—	1,203,121	12	—	—	21,649	—	21,661
Share-based compensation	—	—	—	—	—	—	—	21,140	—	21,140
Dividend (0.014/share)	—	(45,025)	—	1,521,056	15	—	—	45,163	(155)	(2)
Distributions from partnership	—	—	—	—	—	—	—	—	(1974)	(1,974)
Purchase of noncontrolling interest	(1,148)	—	—	—	—	—	—	—	—	(1,148)
Shares redeemed to settle taxes and other	(203)	—	—	131,518	1	—	—	(562)	—	(764)
Balance — December 30, 2017	$—	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721

Net income	—	33,906	—	—	—	—	—	—	2,424	36,330
LP Unit exchanges	—	—	—	254,102	2	—	—	929	(931)	—
Other comprehensive loss, net of tax	—	—	(4,705)	—	—	—	—	—	(198)	(4,903)
Stock option exercises	—	—	—	863,898	9	—	—	15,607	—	15,616
Share-based compensation	—	—	—	—	—	—	—	25,378	—	25,378
Distributions from partnership	—	—	—	—	—	—	—	—	(69)	(69)
Shares redeemed to settle taxes and other	—	—	—	190,333	2	(1)	—	(1,930)	—	(1,928)
Balance — December 29, 2018	$—	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145

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

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year occurs approximately once every seven years and last occurred in 2015.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2018, 2017 or 2016.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 29, 2018.

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

The majority of contract modifications relate to the original contract and are often an extension of the original performance obligation. Predominately, modifications are not distinct from the terms in the original contract; therefore, they are considered part of a single performance obligation. We account for the modification using a cumulative catch-up adjustment. However, there are instances where goods or services in a modification are distinct from those transferred prior to the modification. In these situations, we account for the modifications as either a separate contract or prospectively depending on the facts and circumstances of the modification.

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

The measurement of the TRA liability is accounted for as a contingent liability. Therefore, once we determine that a payment to a pre-IPO owner has become probable and can be estimated, the estimate of payment will be accrued.

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

New Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. We adopted this new standard in January 2018 using the modified retrospective approach. The adoption of this new ASU did not have a material impact on our consolidated financial results.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about the leases than current U.S. GAAP requires. The ASU and subsequent amendments issued in 2018, are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have compiled our leases, and currently estimate that we will record additional right of use assets and liabilities of approximately $30 to $40 million beginning in 2019. We plan to adopt this ASU, as amended, using the modified retrospective approach.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitutes a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. We adopted this ASU beginning in 2018. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

	2018	2017	2016
West	5	6	3
East (1)	7	8	5
Cement	—	—	1
______________________

(1)	In addition, the Company acquired certain assets of a small ready-mix concrete operation in the second quarter of 2018.

The purchase price allocation for certain 2018 acquisitions has not yet been finalized due to the recent timing of the acquisitions and status of the valuation of property, plant and equipment, among other items. The table below summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates. Information related to the 2018 acquisitions is shown on an aggregated basis as the acquisitions were not material individually, or collectively.

	2018	2017
Financial assets	$14,769	$31,615
Inventories	18,313	8,300
Property, plant and equipment	124,957	160,975
Intangible assets	3,175	161
Other assets	1,539	4,200
Financial liabilities	(13,529)	(15,501)
Other long-term liabilities	(8,125)	(17,610)
Net assets acquired	141,099	172,140
Goodwill	154,120	247,536
Purchase price	295,219	419,676
Acquisition-related liabilities	(49,202)	(43,452)
Other	—	(1,294)
Net cash paid for acquisitions	$246,017	$374,930

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

2019	$32,960
2020	31,745
2021	9,705
2022	3,411
2023	2,657
Thereafter	9,640
Total scheduled payments	90,118
Present value adjustments	(12,949)
Total noncompete obligations and deferred consideration	$77,169

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(3) Goodwill

As of December 29, 2018, the Company had 12 reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. We initially perform a qualitative analysis. As a result of this analysis, it was determined that it is more likely than not that the fair value of four reporting units were greater than its carrying value. For the remaining reporting units we perform a two-step quantitative analysis. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2018. The accumulated impairment charges recognized in periods prior to 2016 totaled $68.2 million.

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

In addition to the financial impact of Hurricane Harvey, our operations in Austin continue to be pressured by aggressive competition, which has further impacted volumes and pricing. We expect the Austin market to continue to grow, and the Texas Department of Transportation to invest in infrastructure projects in that area. The Austin reporting unit has approximately $18 million of goodwill as of December 29, 2018, which we continue to believe is realizable. The key assumptions around the realizability analysis are revenue growth, as well as the discount rate of 10%. Our discount rate came under pressure in the fourth quarter of 2018 due to decreases in the market price of our Class A common stock. We will continue to monitor whether an event indicates the carrying value of the Austin based reporting unit may be impaired.

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance, December 31, 2016	$334,257	$243,417	$204,538	$782,212
Acquisitions	187,883	61,957	118	249,958
Foreign currency translation adjustments	4,150	—	—	4,150
Balance, December 30, 2017	$526,290	$305,374	$204,656	$1,036,320
Acquisitions (1)	59,148	101,431	—	160,579
Foreign currency translation adjustments	(4,871)	—	—	(4,871)
Balance, December 29, 2018	$580,567	$406,805	$204,656	$1,192,028
______________________

(1)	Reflects goodwill from 2018 acquisitions and working capital adjustments from prior year acquisitions.

(4) Revenue Recognition

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

Revenue by product for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 consisted of the following:

	2018	2017	2016
Revenue by product*:
Aggregates	$373,824	$313,383	$264,609
Cement	258,876	282,041	250,349
Ready-mix concrete	584,114	492,302	395,917
Asphalt	301,247	285,653	239,419
Paving and related services	379,540	371,763	304,041
Other	203,401	187,433	171,728
Total revenue	$2,101,002	$1,932,575	$1,626,063
______________________
 *       Revenue from the liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from December 30, 2017 to December 29, 2018. Also included in the table is the net change in the estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—December 30, 2017	$9,512	$15,750
Changes in revenue billed, contract price or cost estimates	8,702	(5,052)
Acquisitions	483	1,179
Other	(95)	(37)
Balance—December 29, 2018	$18,602	$11,840

Accounts receivable, net consisted of the following as of December 29, 2018 and December 30, 2017:

	2018	2017
Trade accounts receivable	$157,601	$137,696
Construction contract receivables	47,994	49,832
Retention receivables	15,010	14,973
Receivables from related parties	629	468
Accounts receivable	221,234	202,969
Less: Allowance for doubtful accounts	(6,716)	(4,639)
Accounts receivable, net	$214,518	$198,330

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of December 29, 2018 and December 30, 2017:

	2018	2017
Aggregate stockpiles	$151,300	$126,791
Finished goods	34,993	34,667
Work in process	7,478	7,729
Raw materials	20,080	15,252
Total	$213,851	$184,439

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of December 29, 2018 and December 30, 2017:

	2018	2017
Land (mineral bearing) and asset retirement costs	$323,553	$274,083
Land (non-mineral bearing)	184,029	168,501
Buildings and improvements	173,559	170,615
Plants, machinery and equipment	1,239,793	1,068,007
Mobile equipment and barges	468,313	391,256
Truck and auto fleet	51,938	47,270
Landfill airspace and improvements	49,754	49,480
Office equipment	39,794	33,314
Construction in progress	43,650	44,739
Property, plant and equipment	2,574,383	2,247,265
Less accumulated depreciation, depletion and amortization	(794,251)	(631,841)
Property, plant and equipment, net	$1,780,132	$1,615,424

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

Depreciation, depletion and amortization expense of property, plant and equipment was $199.6 million, $174.4 million and $144.2 million in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Property, plant and equipment at December 29, 2018 and December 30, 2017 included $67.7 million and $51.2 million, respectively, of capital leases for certain equipment and a building with accumulated amortization of $19.3 million and $18.5 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $15.6 million and $19.3 million of the future obligations associated with the capital leases are included in accrued expenses as of December 29, 2018 and December 30, 2017, respectively, and the present value of the remaining capital lease payments, $33.6 million and $16.4 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $17.9 million, $13.9 million, $15.3 million, $3.0 million, and $1.0 million for the years ended 2019, 2020, 2021, 2022 and 2023, respectively.

Assets are assessed for impairment charges when identified for disposition. The net gain from asset dispositions recognized in general and administrative expenses in fiscal years 2018, 2017 and 2016 was $12.6 million, $7.5 million and $6.8 million, respectively. No material impairment charges have been recognized on assets held for use in fiscal 2018, 2017 or 2016. The losses are commonly a result of the cash flows expected from selling the asset being less than the expected cash flows that could be generated from holding the asset for use.

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

	December 29, 2018			December 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Leases	$19,064	$(5,259)	$13,805	$15,888	$(4,178)	$11,710
Reserve rights	6,234	(1,940)	4,294	6,234	(1,625)	4,609
Trade names	1,000	(858)	142	1,000	(758)	242
Other	409	(190)	219	409	(137)	272
Total intangible assets	$26,707	$(8,247)	$18,460	$23,531	$(6,698)	$16,833

Amortization expense in fiscal 2018, 2017 and 2016 was $1.5 million, $1.3 million and $2.6 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2019	$1,588
2020	1,510
2021	1,475
2022	1,482
2023	1,349
Thereafter	11,056
Total	$18,460

(7) Accrued Expenses

Accrued expenses consisted of the following as of December 29, 2018 and December 30, 2017:

	2018	2017
Interest	$26,223	$24,095
Payroll and benefits	15,952	33,915
Capital lease obligations	15,557	19,276
Insurance	13,625	11,455
Non-income taxes	7,442	7,236
Professional fees	1,408	1,717
Other (1)	20,284	18,935
Total	$100,491	$116,629
______________________

(1)	Consists primarily of subcontractor and working capital settlement accruals and deferred revenue.

(8) Debt

Debt consisted of the following as of December 29, 2018 and December 30, 2017:

	2018	2017
Term Loan, due 2024:
$630.6 million and $635.4 million, net of $1.3 million and $1.6 million discount at December 29, 2018 and December 30, 2017, respectively	$629,268	$633,805
8 1/2% Senior Notes, due 2022	250,000	250,000
6 1/8% Senior Notes, due 2023:
$650.0 million, net of $1.1 million and $1.4 million discount at December 29, 2018 and December 30, 2017, respectively	648,891	648,650
5 1/8% Senior Notes, due 2025	300,000	300,000
Total	1,828,159	1,832,455
Current portion of long-term debt	6,354	4,765
Long-term debt	$1,821,805	$1,827,690

The contractual payments of long-term debt, including current maturities, for the five years subsequent to December 29, 2018, are as follows:

2019	$6,354
2020	7,942
2021	6,354
2022	256,354
2023	656,354
Thereafter	897,253
Total	1,830,611
Less: Original issue net discount	(2,452)
Less: Capitalized loan costs	(14,303)
Total debt	$1,813,856

Senior Notes—  On June 1, 2017, Summit LLC and Summit Finance (together, the “Issuers”) issued $300 million of 5 1⁄8% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100% of their par value with proceeds of $295.4 million, net of related fees and expenses. The 2025 Notes were issued under an indenture dated June 1, 2017 (as amended and supplemented, the “2017 Indenture”). The 2017 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter inter certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2017 Indenture also contains customary events of default. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

In 2016, the Issuers issued $250.0 million of 8.5% senior notes due April 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at 100% of their par value with proceeds of $246.3 million, net of related fees and expenses. The proceeds from the sale of the 2022 Notes were used to fund the acquisition of Boxley Materials Company, replenish cash used for the acquisition of American Materials Company and pay expenses incurred in connection with these acquisitions. The 2022 Notes were issued under an indenture dated March 8, 2016, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

In 2015, the Issuers issued $650 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2022 Notes and the 2025 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

In April, August and November 2015, $288.2 million, $183.0 million and $153.8 million, respectively, in aggregate principal amount of the then outstanding 10 1/2% senior notes due January 31, 2020 (the “2020 Notes”) were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2020 Notes were issued was satisfied and discharged. As a result of the redemptions, net charges of $56.5 million were recognized for the year ended December 31, 2016. The fees included $66.6 million for the applicable prepayment premium and $11.9 million for the write-off of deferred financing fees, partially offset by $22.0 million of net benefit from the write-off of the original issuance net premium.

As of December 29, 2018 and December 30, 2017, the Company was in compliance with all financial covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $235.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December, commencing with the March 2018 payment. The unpaid principal balance is due in full on the maturity date, which is November 21, 2024.

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

There were no outstanding borrowings under the revolving credit facility as of December 29, 2018 or December 30, 2017. As of December 29, 2018, we had remaining borrowing capacity of $219.6 million under the revolving credit facility, which is net of $15.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 29, 2018 and December 30, 2017, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended December 29, 2018 and December 30, 2017:

Deferred financing fees
Balance—December 31, 2016	$18,290
Loan origination fees	6,416
Amortization	(3,990)
Write off of deferred financing fees	(1,683)
Balance—December 30, 2017	$19,033
Loan origination fees	550
Amortization	(4,108)
Balance—December 29, 2018	$15,475

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of December 29, 2018 or December 30, 2017.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, income taxes consisted of the following:

	2018	2017	2016
Provision for income taxes:
Current	$463	$2,530	$2,835
Deferred	59,284	(286,507)	(8,134)
Income tax expense (benefit)	$59,747	$(283,977)	$(5,299)

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 21%, 35%, and 35% for 2018, 2017 and 2016, respectively, due to the following:

	2018	2017	2016
Income tax expense (benefit) at federal statutory tax rate	$20,177	$(55,365)	$14,290
Less: Income tax benefit at federal statutory tax rate for LLC entities	(561)	(2,123)	(10,608)
State and local income taxes	4,894	(5,209)	2,490
Permanent differences	(5,537)	(4,410)	(5,902)
Effective tax rate change	4,034	216,904	(1,432)
Unrecognized tax benefits	22,663	—	—
Tax receivable agreement (benefit) expense	(8,282)	104,804	5,228
Change in valuation allowance	17,592	(500,162)	239,008
Impact of LP Unit ownership change	—	(31,790)	(252,456)
Other	4,767	(6,626)	4,083
Income tax expense (benefit)	$59,747	$(283,977)	$(5,299)

The following table summarizes the components of the net deferred income tax asset (liability) as December 29, 2018 and December 30, 2017:

	2018	2017
Deferred tax assets (liabilities):
Net intangible assets	$275,412	$316,950
Accelerated depreciation	(185,020)	(147,943)
Net operating loss	143,234	94,751
Investment in limited partnership	(29,981)	(14,467)
Mining reclamation reserve	1,600	1,239
Inventory purchase accounting adjustments	—	—
Working capital (e.g., accrued compensation, prepaid assets)	36,932	35,237
Interest expense limitation carryforward	2,586	—
Less valuation allowance	(19,366)	(1,675)
Deferred tax assets	225,397	284,092
Less foreign deferred tax liability (included in other noncurrent liabilities)	(5,133)	(3,992)
Net deferred tax asset	$220,264	$280,100

As of December 29, 2018, $379.4 million of our deferred tax assets subject to our TRA are included in the net intangible assets and the net operating loss line items above.

Our income tax expense (benefit) was $59.7 million, $(284.0) million and $(5.3) million in the fiscal years ended 2018, 2017 and 2016, respectively. Our effective income tax rate in 2018 was impacted by the IRS interpretative guidance of TCJA, a change in state tax rates and a reduction in the amount of our TRA liability. We recorded an income tax benefit in fiscal 2017, primarily related to the release of the valuation allowance as discussed below, partially offset by charge related to the decrease in the federal statutory corporate tax rate. Our effective income tax rate in 2017 was higher as compared to 2016, primarily due to the benefit associated with the release of the valuation allowance discussed below, the accrual of the TRA expense, the statutory rate change referred to below and depletion in excess of U.S. GAAP depletion recognized in 2017. During the year ended 2016, our income tax benefit was $5.3 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030. Due to our limited operating history as of December 31, 2016, during which we incurred only a small amount of pre-tax income over the previous three years, as well as our acquisitive business strategy, after considering both positive and negative evidence, we concluded that it was not more likely than not that we would fully realize those deferred tax assets, and therefore recorded a partial valuation allowance against those deferred tax assets as of December 31, 2016. However, the amount of cumulative income increased significantly during the year ended December 30, 2017. As a result of this significant positive evidence, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance in the third quarter of 2017. The Company updated the analysis as of December 30, 2018, and adjusted the valuation allowance for interest expense carryforwards limited under TCJA.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the TCJA prescribes the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able deduct may also be limited in future years.  As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets in the fourth quarter of 2017 by $216.9 million to reflect the revised federal statutory rate and other state statutory rates which will be in effect at the time those deferred tax assets are expected to be realized. The TCJA contains many provisions which continue to be clarified through new regulations. As permitted by Staff Accounting Bulletin 118 issued by the SEC on December 22, 2017, we completed our accounting of the impacts of the TCJA. We completed our analysis within 2018 consistent with the guidance of SAB 118 and any adjustments during the measurement period have been included in net earnings from continuing operations as an adjustment to income tax expense. We recorded additional tax expense of $17.6 million resulting from the IRS interpretative guidance of TCJA during the fourth quarter of 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrealized Tax Benefits
Balance—December 30, 2017	$—
Additions based on tax position in 2018	22,663
Balance—December 29, 2018	$22,663

At December 29, 2018, there was $22.7 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. We did not recognize interest or penalties related to this amount as it is offset by other attributes. There were no uncertain tax positions for the years ended December 30, 2017 and December 31, 2016.

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

As of December 29, 2018, Summit Inc. had federal net operating loss carryforwards of $664 million, which expire between 2030 and 2037. As of December 29, 2018, $322.5 million of our federal net operating losses were under the terms of our TRA. In addition, Summit Inc. has alternative minimum tax credits of $0.2 million as of December 29, 2018, which do not expire. As of December 29, 2018 and December 30, 2017, Summit Inc. had a valuation allowance on net deferred tax assets of $19.4 million and $1.7 million, respectively, where realization of our interest tax attributes and net operating losses are not more likely than not.

	2018	2017
Valuation Allowance:
Beginning balance	$(1,675)	$(502,839)
Additional basis from exchanged LP Units	(99)	(31,790)
Current year increases from operations	(17,592)	—
Release of valuation allowance and other	—	532,954
Ending balance	$(19,366)	$(1,675)

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

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $2.0 million, $12.4 million, and $422.5 million of deferred tax assets were created during the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, when LP Units were exchanged for shares of Class A common stock.

As noted above, when payments are made under the TRA, we expect the amount that is characterized as imputed interest will be limited under the proposed IRS regulations, and therefore the Company will not benefit from that deduction. Further, in 2018, we updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of the updated state income tax rate, and the imputed interest limitation noted above, we have reduced our TRA liability by $22.7 million as of December 29, 2018.

In the third quarter of 2017, as a result of the analysis of the realizability of our deferred tax assets as indicated above, we reduced the valuation allowance against our deferred tax assets, including those deferred tax assets subject to the TRA. Further, we determined the TRA liability to be probable of being payable and, as such, we recorded 85% of the deferred tax assets subject to the TRA, or $501.8 million, as TRA liability. Our TRA liability as of December 29, 2018 and December 30, 2017 was $310.4 million and $331.9 million, respectively, of which $0.7 million and $0.6 million was classified as accrued expenses, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of
Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate applicable to a corporate resident in New York, New York.

For the years ended December 29, 2018 and December 30, 2017, Summit Holdings paid tax distributions totaling $0.1 million and $1.8 million, respectively, to holders of its LP Units, other than Summit Inc.

C Corporation Subsidiaries — The effective income tax rate for the C corporations differ from the statutory federal rate primarily due to (1) tax depletion expense (benefit) in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates, (3) various other items such as limitations on meals and entertainment and other costs and (4) unrecognized tax benefits. The effective income tax rate for the Canadian subsidiary is not significantly different from its historical effective tax rate.

No material interest or penalties were recognized in income tax expense during the years ended December 29, 2018, December 30, 2017 or December 31, 2016. Tax years from 2014 to 2018 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2018	2017	2016
Net income attributable to Summit Inc.	$33,906	$121,830	$36,783
Weighted average shares of Class A stock outstanding	111,380,175	108,696,438	70,355,042
Basic income per share	$0.30	$1.12	$0.52

Net income (loss) attributable to Summit Inc.	$33,906	$121,830	$36,783

Weighted average shares of Class A stock outstanding	111,380,175	108,696,438	70,355,042
Add: weighted average of LP Units	—	—	—
Add: stock options	282,329	308,355	140,142
Add: warrants	25,049	42,035	16,123
Add: restricted stock units	459,280	308,221	240,633
Add: performance stock units	169,813	135,849	86,568
Weighted average dilutive shares outstanding	112,316,646	109,490,898	70,838,508
Diluted earnings per share	$0.30	$1.11	$0.52

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2018	2017	2016
Antidilutive shares:
LP Units	3,512,669	4,371,705	32,327,907

(11) Stockholders’ Equity

Our capital stock consists of 1.0 billion shares of $0.01 par value Class A common stock authorized, of which 110,350,594 shares were issued and outstanding as of December 29, 2018. We also have authorized 250 million shares of $0.01 par value Class B common stock, of which 99 shares were issued and outstanding as of December 29, 2018. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

Equity Offerings—On January 10, 2017, Summit Inc. raised $237.6 million, net of underwriting discounts, through the issuance of 10,000,000 shares of Class A common stock at a public offering price of $24.05 per share. Summit Inc. used these proceeds to purchase an equal number of LP Units.

From time to time, limited partners of Summit Holdings exchange their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2016	97,554,278	5,151,297	102,705,575	95.0%
January 2017 public offering	10,000,000	—	10,000,000
Exchanges during period	1,461,677	(1,461,677)	—
Other equity transactions	1,334,639	—	1,334,639
Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	254,102	(254,102)	—
Other equity transactions	1,054,231	—	1,054,231
Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 31, 2016	$1,450	$(3,106)	$(593)	$(2,249)
Postretirement curtailment adjustment, net of tax	309	—	—	309
Postretirement liability adjustment, net of tax	605	—	—	605
Foreign currency translation adjustment, net of tax	—	7,743	—	7,743
Income on cash flow hedges, net of tax	—	—	978	978
Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Postretirement liability adjustment, net of tax	1,209	—	—	1,209
Foreign currency translation adjustment, net of tax	—	(6,784)	—	(6,784)
Income on cash flow hedges, net of tax	—	—	870	870
Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was as follows:

	2018	2017	2016
Cash payments:
Interest	$103,250	$96,320	$82,540
Income taxes	3,340	1,711	2,645
Non cash financing activities:
Purchase of noncontrolling interest	$—	$(716)	$—
Stock Dividend	—	(45,023)	(26,939)
Exchange of LP Units to shares of Class A common stock	7,499	41,126	953,752

(13) Stock-Based Compensation

Prior to the IPO and related Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership units, each of which was subject to unique distribution rights. In connection with the IPO and the related Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating LP Units (“the Reclassification”).  Immediately after the Reclassification, 69.0 million LP Units were outstanding, of which 575,256 time vesting interests had not yet vested, and 2.4 million of performance vesting interests had not yet vested. In the first quarter of 2018, the Board of Directors vested the time-vesting units outstanding and we recognized the remaining $1.0 million of stock based compensation related to these LP units.

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

In 2015, the Board of Directors approved the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the "Plan"). In August 2016, the Board of Directors determined that it was in the best interest of the Company to waive certain vesting criteria related to options to purchase 4.4 million shares of Class A common stock and certain performance-based LP Units. This waiver was accounted for as a modification of both interests. The fair value of the LP Units was based on the closing stock price of Summit Inc.’s shares of Class A common stock on the modification date and the fair value of the leverage restoration options was determined using the Black-Scholes, Merton model. The Company recognized $37.7 million in general and administrative expenses in the year ended December 31, 2016 related to the vesting of these performance-based awards.

Omnibus Incentive Plan

In 2015, our Board of Directors and stockholders adopted the Plan, which allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other stock-based awards. The Plan authorizes the issuance of up to 13,500,000 shares of Class A common stock in the form of restricted stock units and stock options, of which 6.6 million shares were available for future grants as of December 29, 2018.

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

In each of 2018, 2017 and 2016, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a three year period, subject to continued employment or service.  From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives.

Further, in each of 2018, 2017 and 2016, the Compensation Committee granted 38,232, 34,928 and 28,140 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service- and Market-Condition-Based Vesting—In each of 2018, 2017 and 2016, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vests at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, subject to continued employment.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2018:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-		average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	Number of	date fair value
	options	per unit	stock units	per unit	stock units	per unit	warrants	per unit
Beginning balance—December 30, 2017	4,153,613	$9.13	508,586	$20.14	211,455	$23.69	102,778	$18.00
Granted	—	—	689,386	28.68	102,842	40.83	—	—
Forfeited	(22,566)	10.91	(21,551)	28.11	(19,045)	26.26	—	—
Exercised	(863,898)	8.88	—	—	—	—	(2,741)	18.00
Vested	—	—	(252,113)	21.95	—	—	—	—
Balance—December 29, 2018	3,267,149	$9.09	924,308	$24.57	295,252	$29.12	100,037	$18.00

The fair value of the time-vesting options granted was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The fair value of the performance stock units granted was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2018, 2017 and 2016:

	Options		Performance Stock Units
	2017	2016	2018	2017	2016
Risk-free interest rate	2.06% - 2.31%	1.75% - 1.97%	2.38%	1.45%	0.88%
Dividend yield	N/A	N/A	N/A	N/A	N/A
Volatility	47%	48%	38%	39%	37%
Expected term	7 years	10 years	3 years	3 years	3 years

The risk-free rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period approximating the expected term. As Summit Holdings has not historically and does not plan to issue regular dividends, a dividend yield of zero was used. The volatility assumption is based on reported data of a peer group of publicly traded companies for which historical information was available adjusted for the Company’s capital structure. The expected term is based on expectations about future exercises and represents the period of time that the units granted are expected to be outstanding.

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $25.4 million, $49.9 million and $19.9 million in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. As of December 29, 2018, unrecognized compensation cost totaled $23.3 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.8 years as of year-end 2018.

As of December 29, 2018, the intrinsic value of outstanding options, restricted stock units and performance stock units was zero, $11.4 million and $3.6 million, respectively, and the remaining contractual term was 6.2 years,1.0 year and 1.1 years, respectively. The weighted average strike price of stock options outstanding as of December 29, 2018 was $18.54 per share. The intrinsic value of 1.9 million exercisable stock options as of December 29, 2018 was $11.5 million with a weighted average strike price of $18.26 and a weighted average remaining vesting period of 5.9 years.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $11.2 million, $9.3 million and $8.6 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Defined Benefit and Other Postretirement Benefits Plans—The Company’s subsidiary, Continental Cement, sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The plans are closed to new participants and benefits are frozen. As a result of the collective bargaining unit negotiations in 2017, the hourly defined benefit pension plan was amended to stop future benefit accruals for the Davenport employees effective December 31, 2017. Pension benefits for eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for eligible salaried employees are generally based on years of service and average eligible compensation.

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

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the healthcare and life insurance benefits plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the accumulated benefit obligation (“ABO”). The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest-crediting rates and mortality rates.

The Company uses December 31 as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of December 29, 2018 and December 30, 2017 and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	2018		2017
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$27,984	$9,793	$27,608	$12,770
Service cost	67	170	285	184
Interest cost	898	317	998	365
Actuarial (gain) loss	(3,136)	(173)	1,182	(338)
Curtailments	—	—	(430)	—
Change in plan provision	—	—	—	(2,325)
Benefits paid	(1,610)	(904)	(1,659)	(863)
End of period	$24,203	$9,203	$27,984	$9,793
Change in fair value of plan assets:
Beginning of period	$19,012	$—	$18,395	$—
Actual return on plan assets	(551)	—	1,415	—
Employer contributions	598	904	861	863
Benefits paid	(1,610)	(904)	(1,659)	(863)
End of period	$17,449	$—	$19,012	$—

Funded status of plans	$(6,754)	$(9,203)	$(8,972)	$(9,793)
Current liabilities	$—	$—	$—	$(702)
Noncurrent liabilities	(6,754)	(9,203)	(8,972)	(9,091)
Liability recognized	$(6,754)	$(9,203)	$(8,972)	$(9,793)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$(1,300)	$1,995	$9,341	$2,285
Prior service cost	(312)	(2,172)	—	(2,413)
Total amount recognized	$(1,612)	$(177)	$9,341	$(128)

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (credit) and prior service cost, which has not yet been recognized in periodic benefit cost.

	2018		2017		2016
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial (loss) gain	$(1,300)	$(172)	$1,068	$(338)	$688	$(682)
Prior service cost	—	—	—	(572)	—	64
Amortization of prior year service cost	—	241	—	168	—	174
Curtailment benefit	—	—	(429)	—	—	—
Amortization of gain	(312)	(118)	(547)	(64)	(463)	(207)
Adjustment to plan benefits	—	—	—	(414)	—	—
Total amount recognized	$(1,612)	$(49)	$92	$(1,220)	$225	$(651)

Components of net periodic benefit cost:
Service cost	$67	$170	$285	$184	$279	$230
Interest cost	898	317	998	365	1,049	470
Amortization of gain	312	118	547	64	463	207
Expected return on plan assets	(1,284)	—	(1,302)	—	(1,386)	—
Curtailments	—	—	—	—	—	—
Amortization of prior service credit	—	(241)	—	(168)	—	(174)
Net periodic (expense) benefit cost	$(7)	$364	$528	$445	$405	$733

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2018 and 2017 are:

	2018		2017
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.90% - 4.02%	3.87% - 3.91%	3.23% - 3.37%	3.20% - 3.25%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	2018		2017		2016
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.23% - 3.37%	3.20% - 3.25%	3.61% - 3.81%	3.54% - 3.65%	3.74% - 3.97%	3.34% - 3.80%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A	7.30%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates were 8.0% grading to 4.5% as of year-end 2018 and 2017. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2018 and 2017:

	2018		2017
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$31	$(27)	$39	$(33)
APBO	765	(690)	857	(769)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 29, 2018 and December 30, 2017.

At year-end 2018 and 2017, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 29, 2018 and December 30, 2017 are as follows:

	2018
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,547	$3,547	$—
Intermediate—corporate	3,437	—	3,437
Short-term—government	756	756	—
Short-term—corporate	957	—	957
International	1,143	—	1,143
Equity securities:
U.S. Large cap value	978	978	—
U.S. Large cap growth	976	976	—
U.S. Mid cap value	471	471	—
U.S. Mid cap growth	496	496	—
U.S. Small cap value	463	463	—
U.S. Small cap growth	474	474	—
Managed Futures	355	—	355
International	1,004	329	675
Emerging Markets	362	362	—
Commodities Broad Basket	1,048	388	660
Cash	982	982	—
Total	$17,449	$10,222	$7,227

	2017
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,620	$3,068	$552
Intermediate—corporate	3,872	—	3,872
Short-term—government	497	497	—
Short-term—corporate	1,702	—	1,702
Equity securities:
U.S. Large cap value	1,765	1,765	—
U.S. Large cap growth	588	588	—
U.S. Mid cap value	586	586	—
U.S. Mid cap growth	586	586	—
U.S. Small cap value	571	571	—
U.S. Small cap growth	580	580	—
Managed Futures	392	—	392
International	1,547	677	870
Commodities Broad Basket	801	—	801
Cash	1,522	—	1,522
Precious metals	383	383	—
Total	$19,012	$9,301	$9,711

Cash Flows—The Company expects to contribute approximately $1.0 million in 2019 to both its pension plans and to its healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2019	$1,736	$687
2020	1,712	697
2021	1,680	681
2022	1,678	669
2023	1,676	664
2024 - 2028	7,806	3,415

Multiemployer Pension Plans— In 2018, The Company acquired Buildex, LLC and assumed its obligation to contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer ceases contributing to the plan, the unfunded obligations of the plan are the responsibility of the remaining participating employers.

The Company's participation in these plans for the annual period ended December 31, 2018, is outlined in the table below. The ''EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2018 and 2017 is for the plan 's year end at December 31, 2017, and December 31, 2016, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-

bargaining agreement(s) to which the plans are subject. There have been no significant changes that affect the comparability of 2018 and 2017 contributions.

								Expiration Date of
		Pension Protection Act		FIP/RP Status	Contributions of Company			Collective-
Pension	EIN/ Pension	Zone Status		Pending/	($ in thousands)		Surcharge	Bargaining
Trust Fund	Plan Number	2018	2017	Implemented	2018	2017	Imposed	Agreement (1)
Construction Industry Laborers Pension Fund	43-6060737/001	Green - as of December 31, 2017	Green - as of December 31, 2016	None	$115	$104	No	12/31/2018
Operating Engineers Local 101 Pension Plan	43-6059213/001	Green - as of December 31, 2017	Green - as of December 31, 2016	None	26	30	No	12/31/2018
Total Contributions					$141	$134
_____________________
(1)    Currently in final negotiations to extend both collective-bargaining agreements.

The Company was not listed as providing more than 5% of the total contributions for the Operating Engineers Local 101 Pension Plan for the plan years 2017 and 2016 per the plan's Form 5500. The Company did not provide over 5% of total contributions in 2017 or 2016 for the Construction Industry Laborers Pension Fund per the plan's Form 5500. As of the date of the filing of this annual report on Form 10-K, Forms 5500 were not available for the plan year ending December 31, 2018.

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $4.1 million and $3.9 million as of December 29, 2018 and December 30, 2017, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of December 29, 2018 and December 30, 2017 were $92.5 million and $67.9 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 29, 2018 and December 30, 2017:

	2018	2017
Beginning balance	$24,329	$23,906
Acquired obligations	3,937	2,303
Change in cost estimate	2,808	(1,759)
Settlement of reclamation obligations	(1,680)	(1,996)
Accretion expense	1,605	1,875
Ending balance	$30,999	$24,329

(16) Commitments and Contingencies

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. The Company records legal fees as incurred.

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

(17) Leasing Arrangements

Rent expense, which primarily relates to land, plants and equipment, during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $25.2 million, $21.7 million and $18.6 million, respectively. The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $20.1 million, $18.7 million and $15.6 million, respectively. Minimum contractual commitments for the subsequent five years under long-term operating leases and under royalty agreements are as follows:

	Operating	Royalty
	Leases	Agreements
2019	$9,479	$7,124
2020	8,101	6,929
2021	6,701	6,665
2022	4,279	6,742
2023	3,411	6,656

(18) Fair Value of Financial Instruments

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of December 29, 2018 and December 30, 2017 was:

	2018	2017
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$1,394	$594
Cash flow hedges	—	488
Acquisition-related liabilities and Other noncurrent liabilities
Contingent consideration	$5,175	$34,301
Cash flow hedges	—	492

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Unadjusted quoted prices for identical assets or liabilities in active markets.
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

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and an 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material adjustments to the fair value of contingent consideration in 2018 or 2017, or to cash flow hedges in 2018 or 2017.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of December 29, 2018 and December 30, 2017 were:

	December 29, 2018		December 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,777,722	$1,828,159	$1,893,239	$1,832,455

Level 3
Current portion of deferred consideration and noncompete obligations(2)	32,876	32,876	13,493	13,493
Long term portion of deferred consideration and noncompete obligations(3)	44,293	44,293	23,834	23,834
_____________________

(1)	$6.4 million and $4.8 million included in current portion of debt as of December 29, 2018 and December 30, 2017, respectively.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

(19) Segment Information

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	2018	2017	2016
Revenue*:
West	$1,117,066	$998,843	$813,682
East	703,147	629,919	531,294
Cement	280,789	303,813	281,087
Total revenue	$2,101,002	$1,932,575	$1,626,063
______________________
*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2018	2017	2016
Income (loss) from operations before taxes	$96,077	$(158,200)	$40,827
Interest expense	116,548	108,549	97,536
Depreciation, depletion and amortization	203,305	177,643	147,736
Accretion	1,605	1,875	1,564
IPO/ Legacy equity modification costs	—	—	37,257
Loss on debt financings	149	4,815	—
Tax receivable agreement (benefit) expense	(22,684)	271,016	14,938
Gain on sale of business	(12,108)	—	—
Transaction costs	4,238	7,733	6,797
Management fees and expenses	—	—	(1,379)
Non-cash compensation	25,378	21,140	12,683
Other	(6,247)	1,206	13,388
Total Adjusted EBITDA	$406,261	$435,777	$371,347

Total Adjusted EBITDA by Segment:
West	$188,999	$203,590	$167,434
East	138,032	139,108	126,007
Cement	111,394	127,547	112,991
Corporate and other	(32,164)	(34,468)	(35,085)
Total Adjusted EBITDA	$406,261	$435,777	$371,347

	2018	2017	2016
Purchases of property, plant and equipment
West	$120,657	$83,591	$77,335
East	64,384	68,556	45,492
Cement	28,036	35,803	25,408
Total reportable segments	213,077	187,950	148,235
Corporate and other	7,608	6,196	5,248
Total purchases of property, plant and equipment	$220,685	$194,146	$153,483

	2018	2017	2016
Depreciation, depletion, amortization and accretion:
West	$91,794	$71,314	$65,345
East	75,433	67,252	51,540
Cement	35,061	38,351	30,006
Total reportable segments	202,288	176,917	146,891
Corporate and other	2,622	2,601	2,409
Total depreciation, depletion, amortization and accretion	$204,910	$179,518	$149,300

	2018	2017	2016
Total assets:
West	$1,370,501	$1,225,463	$902,763
East	1,253,640	1,035,609	870,613
Cement	877,586	870,652	868,440
Total reportable segments	3,501,727	3,131,724	2,641,816
Corporate and other	355,914	655,609	139,650
Total	$3,857,641	$3,787,333	$2,781,466

(20) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is shown below for the years ended December 29, 2018 and December 30, 2017.

	2018				2017
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net revenue	$445,090	$625,017	$549,235	$289,916	$440,610	$574,387	$478,368	$259,044
Operating income (loss)	28,545	108,167	77,279	(51,525)	57,306	113,911	82,444	(32,784)
Net income (loss)	(18,627)	73,992	36,913	(55,948)	44,510	84,287	52,088	(55,108)
Net income (loss) attributable to Summit Inc.	(19,163)	71,289	35,509	(53,729)	43,010	81,264	50,000	(52,444)

Basic earnings per share attributable to Summit Inc.	$(0.17)	$0.64	$0.32	$(0.49)	$0.39	$0.74	$0.46	$(0.49)
Diluted earnings per share attributable to Summit Inc.	(0.17)	0.64	0.32	(0.49)	0.38	0.73	0.46	(0.49)

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of December 29, 2018. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2018, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 29, 2018 our internal control over financial reporting is effective based on those criteria.

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

Opinion on Internal Control Over Financial Reporting
We have audited Summit Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the related notes (collectively, the consolidated financial statements), and our report dated February 6, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 6, 2019

Changes in Internal Control over Financial Reporting

There was no change in Summit Materials, Inc.’s  or Summit Materials, LLC’s internal control over financial reporting that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein is included in the sections entitled “Item 1–Election of Directors”, “Corporate Governance—Board Meetings and Committees—Audit Committee”, “Corporate Governance—Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to the 2019 annual meeting of stockholders (the “2019 Proxy Statement”) is incorporated herein by reference, except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S–K has been included in Part 1 of this Annual Report on Form 10–K.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the heading “Executive Compensation” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Beneficial Ownership of Shares” in our 2019 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 29, 2018
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	13,500,000	$18.54	6,620,934
_______________________

(1)	Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of December 29, 2018, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM  14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information provided under the heading “Item 2—Ratification of Appointment of KPMG LLP” included in our 2019 Proxy Statement is incorporated herein by reference.

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

4.11
Tenth Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.12
Eleventh Supplemental Indenture, dated as of November 9, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.13
Twelfth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.14
Thirteenth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.30 to the Registrants’ Quarterly Report on Form 10-Q, filed August 2, 2018 (File No. 001-36873)).

4.15	Form of 6.125% Senior Note due 2023 (included in Exhibit 4.1)

4.16
Indenture dated as of March 8, 2016, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the Registrants’ Current Report on Form 8-K filed on March 8, 2016 (File No. 001-36873)).

4.17
First Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

4.18
Second Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 10, 2016 (File No. 001-36873)).

4.19
Third Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.14 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.20
Fourth Supplemental Indenture, dated as of March 30, 2017, among Peak Materials, LLC and Razorback Concrete Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q, filed May 3, 2017 (File No. 001-36873)).

4.21
Fifth Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.22
Sixth Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.21 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.23
Seventh Supplemental Indenture, dated as of November 10, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.22 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.24
Eighth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.23 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.25
Ninth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 2, 2018 (File No. 001-36873)).

4.26	Form of 8.500% Senior Note due 2022 (included in Exhibit 4.16).

4.27
Indenture, dated as of June 1, 2017, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K, filed June 1, 2017 (File No. 001-36873)).

4.28	Form of 5.125% Senior Note due 2025 (included in Exhibit 4.27).

4.29
First Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.30
Second Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.28 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.31
Third Supplemental Indenture, dated as of November 10, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.29 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.32
Fourth Supplemental Indenture, dated as of January 26, 2018, among Georgia Stone Products, LLC, Broad River Crushed Stone, LLC, Stockman Quarry, L.L.C., Stockman Properties, L.L.C., McLanahan Crushed Stone, LLC and Ohio Valley Asphalt, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.30 to the Registrants Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.33
Fifth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrants’ Quarterly Report on Form 10-Q, filed August 2, 2018 (File No. 001-36873)).

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

10.30
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

10.31+	Michael J. Brady offer letter (incorporated by reference to Exhibit 10.19 of Summit Materials, LLC’s Annual Report on Form 10-K, filed February 23, 2015 (File No. 333-187556)).

10.32+
Form of Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.28 to Summit Materials, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1, filed March 2, 2015 (File No. 333-201058)).

10.33+
Agreement and Release, dated as of December 15, 2017, between Douglas C. Rauh, Summit Materials Holdings L.P., and solely for certain purposes specified therein, Summit Materials, Inc. (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).

10.34+	Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).

10.35+
Offer Letter, dated as of December 19, 2017, between Summit Materials Holdings L.P. and Karl Watson (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 4, 2018 (File No. 001-36873).

21*	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

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

ITEM  16    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: February 6, 2019	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 6th day of February 2019.

Signature	Title

/s/ Thomas W. Hill	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)
Thomas W. Hill

/s/ Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Harris

/s/ Joseph S. Cantie	Director of Summit Materials, Inc.
Joseph S. Cantie

/s/ Anne M. Cooney	Director of Summit Materials, Inc.
Anne M. Cooney

/s/ Susan A. Ellerbusch	Director of Summit Materials, Inc.
Susan A. Ellerbusch

/s/ Ted A. Gardner	Director of Summit Materials, Inc.
Ted A. Gardner

/s/ Howard L. Lance	Director of Summit Materials, Inc.
Howard L. Lance

/s/ John R. Murphy	Director of Summit Materials, Inc.
John R. Murphy

/s/ Anne K. Wade	Director of Summit Materials, Inc.
Anne K. Wade

/s/ Steven H. Wunning	Director of Summit Materials, Inc.
Steven H. Wunning