Form 10-K/A
period 2018-12-29
Summit Materials, Inc.; Summit Materials, LLC
filed 2019-02-20
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

Summit Materials, Inc. (the “Company) files this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 29, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 6, 2019 (the “Original 10-K”) at the request of KPMG LLP to provide an amended report of its independent registered public accounting firm (the “KPMG report”) that includes a statement inadvertently omitted from the previously filed version that confirms that the Company’s independent registered accounting firm did not audit the internal controls over financial reporting for the consolidated financial statements of Summit Materials, LLC whose consolidated financial statements were filed as Exhibit 99.1 to the Company’s Original 10-K. The KPMG report, as replaced in Amendment No. 1, does not modify KPMG LLP's unqualified opinion on the Summit Materials, LLC consolidated financial statements included in the Original 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1. Furthermore, pursuant to Rule 12b-15 promulgated under the Exchange Act, the Company has repeated the entire text of Item 8 and Item 15 of the Original 10-K in this Amendment No. 1, however, there have been no changes to the text of such items other than to replace the KPMG report as described above and to file an updated consent of KPMG LLP as Exhibit 23.1.
Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Accordingly, Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s other filings with the SEC subsequent to the filing of the Original 10-K, including any amendments thereto.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
FORM 10-K/A
For the Fiscal Year ended December 29, 2018

PART	ITEM		PAGE
II	8	Financial Statements and Supplementary Data	4
IV	15	Exhibits, Financial Statement Schedules	40
		Signatures	49

PART II

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

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Amendment No. 1 and are incorporated by reference herein.

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

21#	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc. (incorporated by reference to Exhibit 21 to the Registrants’ Annual Report on Form 10-K, filed February 6, 2019 (File No. 001-36873)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1#	Mine Safety Disclosures (incorporated by reference to Exhibit 95.1 to the Registrants’ Annual Report on Form 10-K, filed February 6, 2019 (File No. 001-36873)

99.1*	Summit Materials, LLC’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

101.1NS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#        Filed as an exhibit to the Original 10-K
*        Filed herewith

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: February 20, 2019	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 20th day of February 2019.

Signature	Title

/s/ Thomas W. Hill	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)
Thomas W. Hill

/s/ Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Harris