Form 10-Q
period 2019-03-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2019-05-08
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
		Emerging growth company	☐
Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Materials, Inc.		Yes ☐	No ☒
Summit Materials, LLC		Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock (par value $.01 per share)	SUM	New York Stock Exchange

As of May 2, 2019, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 112,067,531 and 99, respectively.
As of May 2, 2019, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of March 30, 2019, its sole material asset was a 97.0% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/8% senior notes due 2023 (“2023 Notes”), our 5 1/8% senior notes due 2025 (“2025 Notes”) and our 6 1/2 % senior notes due 2027 (“2027 Notes” and collectively with the 2023 Notes and 2025 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three months ended March 30, 2019 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	rising prices for commodities, labor and other production and delivery costs as a result of inflation or otherwise;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel;

•	supply constraints or significant price fluctuations in the electricity and petroleum-based resources that we use, including diesel and liquid asphalt;

•	climate change and climate change legislation or regulations;

•	unexpected operational difficulties;

•	interruptions in our information technology systems and infrastructure; and

•	potential labor disputes.
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

 CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense;

•	“Finance Corp.” refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;

•	“Issuers” refers to Summit LLC and Finance Corp. as co‑issuers of the Senior Notes;

•	“IPO” refers to the March 2015 initial public offering of Summit Inc.;

•	“LP Units” refers to the Class A limited partnership units of Summit Holdings; and

•	“TRA” refers to tax receivable agreement between Summit Inc. and certain current and former holders of LP Units and their permitted assignees.

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of March 30, 2019. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 30, 2019	December 29, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$64,837	$128,508
Accounts receivable, net	195,411	214,518
Costs and estimated earnings in excess of billings	17,079	18,602
Inventories	214,038	213,851
Other current assets	19,245	16,061
Total current assets	510,610	591,540
Property, plant and equipment, less accumulated depreciation, depletion and amortization (March 30, 2019 - $837,896 and December 29, 2018 - $794,251)	1,799,941	1,780,132
Goodwill	1,195,262	1,192,028
Intangible assets, less accumulated amortization (March 30, 2019 - $8,656 and December 29, 2018 - $8,247)	18,051	18,460
Deferred tax assets, less valuation allowance (March 30, 2019 - $21,859 and December 29, 2018 - $19,366)	253,104	225,397
Operating lease right-of-use assets	34,403	—
Other assets	49,990	50,084
Total assets	$3,861,361	$3,857,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$4,765	$6,354
Current portion of acquisition-related liabilities	37,422	34,270
Accounts payable	101,843	107,702
Accrued expenses	96,476	100,491
Current operating lease liabilities	8,098	—
Billings in excess of costs and estimated earnings	10,656	11,840
Total current liabilities	259,260	260,657
Long-term debt	1,855,346	1,807,502
Acquisition-related liabilities	38,908	49,468
Tax receivable agreement liability	309,733	309,674
Noncurrent operating lease liabilities	27,200	—
Other noncurrent liabilities	92,439	88,195
Total liabilities	2,582,886	2,515,496
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 112,067,531 and 111,658,927 shares issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	1,121	1,117
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of March 30, 2019 and December 29, 2018	—	—
Additional paid-in capital	1,200,503	1,194,204
Accumulated earnings	60,967	129,739
Accumulated other comprehensive income	4,265	2,681
Stockholders’ equity	1,266,856	1,327,741
Noncontrolling interest in Summit Holdings	11,619	14,404
Total stockholders’ equity	1,278,475	1,342,145
Total liabilities and stockholders’ equity	$3,861,361	$3,857,641

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	March 30, 2019	March 31, 2018
Revenue:
Product	$271,641	$256,807
Service	34,309	33,109
Net revenue	305,950	289,916
Delivery and subcontract revenue	26,689	24,505
Total revenue	332,639	314,421
Cost of revenue (excluding items shown separately below):
Product	213,726	197,433
Service	26,589	25,923
Net cost of revenue	240,315	223,356
Delivery and subcontract cost	26,689	24,505
Total cost of revenue	267,004	247,861
General and administrative expenses	67,610	69,861
Depreciation, depletion, amortization and accretion	55,388	46,958
Transaction costs	308	1,266
Operating loss	(57,671)	(51,525)
Interest expense	30,105	28,784
Loss on debt financings	14,565	—
Other income, net	(2,803)	(7,655)
Loss from operations before taxes	(99,538)	(72,654)
Income tax benefit	(28,037)	(16,706)
Net loss	(71,501)	(55,948)
Net loss attributable to Summit Holdings	(2,729)	(2,219)
Net loss attributable to Summit Inc.	$(68,772)	$(53,729)
Loss per share of Class A common stock:
Basic	$(0.62)	$(0.49)
Diluted	$(0.62)	$(0.49)
Weighted average shares of Class A common stock:
Basic	111,811,679	110,659,098
Diluted	111,811,679	110,659,098

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended
	March 30, 2019	March 31, 2018
Net loss	$(71,501)	$(55,948)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,358	(3,104)
(Loss) income on cash flow hedges	(166)	995
Less tax effect of other comprehensive income (loss) items	(542)	(520)
Other comprehensive income (loss):	1,650	(2,629)
Comprehensive loss	(69,851)	(58,577)
Less comprehensive loss attributable to Summit Holdings	(2,663)	(2,285)
Comprehensive loss attributable to Summit Inc.	$(67,188)	$(56,292)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
	March 30, 2019	March 31, 2018
Cash flow from operating activities:
Net loss	$(71,501)	$(55,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	57,039	45,559
Share-based compensation expense	5,906	8,507
Net gain on asset disposals	(1,735)	(4,077)
Non-cash loss on debt financings	2,850	—
Change in deferred tax asset, net	(28,028)	(17,373)
Other	47	1,579
(Increase) decrease in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	20,118	27,979
Inventories	(705)	(35,248)
Costs and estimated earnings in excess of billings	1,541	(2,678)
Other current assets	(3,447)	(3,202)
Other assets	2,576	747
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	(5,431)	(7,742)
Accrued expenses	(6,963)	(8,660)
Billings in excess of costs and estimated earnings	(1,195)	(1,788)
Tax receivable agreement liability	59	822
Other liabilities	(1,807)	156
Net cash used in operating activities	(30,676)	(51,367)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(2,842)	(113,993)
Purchases of property, plant and equipment	(62,188)	(49,505)
Proceeds from the sale of property, plant and equipment	2,797	7,788
Other	(178)	1,500
Net cash used for investing activities	(62,411)	(154,210)
Cash flow from financing activities:
Proceeds from debt issuances	300,000	—
Debt issuance costs	(5,774)	—
Payments on debt	(256,333)	(3,972)
Payments on acquisition-related liabilities	(8,933)	(8,962)
Distributions from partnership	—	(9)
Proceeds from stock option exercises	766	15,475
Other	(501)	(1,820)
Net cash provided by financing activities	29,225	712
Impact of foreign currency on cash	191	(398)
Net (decrease) increase in cash	(63,671)	(205,263)
Cash and cash equivalents—beginning of period	128,508	383,556
Cash and cash equivalents—end of period	$64,837	$178,293
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	Income (Loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net loss	(68,772)	—	—	—	—	—	—	(2,729)	(71,501)
LP Unit exchanges	—	—	17,500	—	—	—	122	(122)	—
Other comprehensive income, net of tax	—	1,584	—	—	—	—	—	66	1,650
Stock option exercises	—	—	43,142	1	—	—	766	—	767
Share-based compensation	—	—	—	—	—	—	5,906	—	5,906
Shares redeemed to settle taxes and other	—	—	347,962	3	—	—	(495)	—	(492)
Balance - March 30, 2019	$60,967	$4,265	112,067,531	$1,121	99	$—	$1,200,503	$11,619	$1,278,475

Balance — December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721
Net loss	(53,729)	—	—	—	—	—	—	(2,219)	(55,948)
LP Unit exchanges	—	—	104,104	1	—	—	485	(486)	—
Other comprehensive loss, net of tax	—	(2,563)	—	—	—	—	—	(66)	(2,629)
Stock option exercises	—	—	856,915	9	—	—	15,468	—	15,477
Share-based compensation	—	—	—	—	—	—	8,507	—	8,507
Distributions from partnership	—	—	—	—	—	—	—	(9)	(9)
Shares redeemed to settle taxes and other	—	—	176,960	2	—	—	(1,774)	—	(1,772)
Balance — March 31, 2018	$42,104	$4,823	111,488,573	$1,116	100	$—	$1,176,906	$10,398	$1,235,347

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

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 29, 2018. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 30, 2019, the results of operations for the three months ended March 30, 2019 and March 31, 2018 and cash flows for the three months ended March 30, 2019 and March 31, 2018.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended March 30, 2019 or March 31, 2018.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the three months ended March 30, 2019.

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

Tax Receivable Agreement— When Class A limited partnership units of Summit Holdings (“LP Units”) are exchanged for shares of Class A common stock of Summit Inc. or Summit Inc. purchases LP Units for cash, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. Prior to our initial public offering (“IPO”), we entered into a TRA with the pre-IPO owners that requires us to pay the pre-IPO owners or their permitted assignees 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize as a result of these exchanges. These benefits include (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, (2) tax benefits attributable to payments under the TRA, or (3) under certain circumstances such as an early termination of the TRA, we are deemed to realize, as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

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

New Accounting Standards — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about the leases than current U.S. GAAP requires. The ASU and subsequent amendments issued in 2018 are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted the standard effective December 30, 2018 using the modified retrospective approach.

The modified retrospective approach provides a method for recording existing leases at adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases.

The most significant impact upon adoption was the recognition of $36.8 million of operating lease right-of-use assets and $36.8 million operating lease liabilities. The standard had no material impact on our statement of cash flows.

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

2.	GOODWILL AND INTANGIBLES

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

Changes in the carrying amount of goodwill, by reportable segment, from December 29, 2018 to March 30, 2019 are summarized as follows:

	West	East	Cement	Total
Balance, December 29, 2018	$580,567	$406,805	$204,656	$1,192,028
Acquisitions (1)	1,143	879	—	2,022
Foreign currency translation adjustments	1,212	—	—	1,212
Balance, March 30, 2019	$582,922	$407,684	$204,656	$1,195,262
_____________________________________________________________________________________________

(1)	Reflects goodwill from 2019 acquisitions and working capital adjustments from prior year acquisitions.

The Company’s intangible assets are primarily composed of goodwill, mineral lease agreements and reserve rights. The assets related to mineral lease agreements reflect the submarket royalty rates paid under agreements, primarily for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but does not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases. The following table shows intangible assets by type and in total:

	March 30, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral leases	$19,064	$(5,548)	$13,516	$19,064	$(5,259)	$13,805
Reserve rights	6,234	(2,024)	4,210	6,234	(1,940)	4,294
Trade names	1,000	(883)	117	1,000	(858)	142
Other	409	(201)	208	409	(190)	219
Total intangible assets	$26,707	$(8,656)	$18,051	$26,707	$(8,247)	$18,460

Amortization expense totaled $0.4 million and $0.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to March 30, 2019 is as follows:

2019 (nine months)	$1,189
2020	1,510
2021	1,475
2022	1,482
2023	1,349
2024	1,254
Thereafter	9,792
Total	$18,051

3.	REVENUE RECOGNITION

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

Revenue by product for the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Revenue by product*:
Aggregates	$87,872	$67,450
Cement	32,499	33,117
Ready-mix concrete	117,320	122,015
Asphalt	23,038	18,141
Paving and related services	34,345	34,336
Other	37,565	39,362
Total revenue	$332,639	$314,421

*Revenue from liquid asphalt terminals is included in asphalt revenue.
The following table outlines the significant changes in contract assets and contract liability balances from December 29, 2018 to March 30, 2019. Also included in the table is the net change in estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings
Balance - December 29, 2018	$18,602	$11,840
Changes in revenue billed, contract price or cost estimates	(1,541)	(1,195)
Other	18	11
Balance - March 30, 2019	$17,079	$10,656

Accounts receivable, net consisted of the following as of March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
Trade accounts receivable	$167,337	$157,601
Construction contract receivables	20,755	47,994
Retention receivables	12,902	15,010
Receivables from related parties	575	629
Accounts receivable	201,569	221,234
Less: Allowance for doubtful accounts	(6,158)	(6,716)
Accounts receivable, net	$195,411	$214,518

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.	INVENTORIES

Inventories consisted of the following as of March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
Aggregate stockpiles	$146,132	$151,300
Finished goods	35,275	34,993
Work in process	7,947	7,478
Raw materials	24,684	20,080
Total	$214,038	$213,851

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
Interest	$14,553	$26,223
Payroll and benefits	19,126	15,952
Finance lease obligations	17,407	15,557
Insurance	16,071	13,625
Non-income taxes	9,876	7,442
Professional fees	625	1,408
Other (1)	18,818	20,284
Total	$96,476	$100,491

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
Term Loan, due 2024:
$627.4 million and $630.6 million, net of $1.3 million and $1.3 million discount at March 30, 2019 and December 29, 2018, respectively	$626,147	$629,268
8 1⁄2% Senior Notes, due 2022	—	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.0 million and $1.1 million discount at March 30, 2019 and December 29, 2018, respectively	648,952	648,891
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	—
Total	1,875,099	1,828,159
Current portion of long-term debt	4,765	6,354
Long-term debt	$1,870,334	$1,821,805

The contractual payments of long-term debt, including current maturities, for the five years subsequent to March 30, 2019, are as follows:

2019 (nine months)	$3,177
2020	7,942
2021	6,354
2022	6,354
2023	656,354
2024	597,253
Thereafter	600,000
Total	1,877,434
Less: Original issue net discount	(2,335)
Less: Capitalized loan costs	(14,988)
Total debt	$1,860,111

Senior Notes—On March 15, 2019, Summit LLC and Summit Finance (together, the “Issuers”) issued $300.0 million in aggregate principal amount of 6.500% senior notes due March 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

In March 2019, using the proceeds from the 2027 Notes, all of the outstanding $250.0 million 8.500% senior notes due 2022 (the “2022 Notes”) were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2022 Notes were issued was satisfied and discharged. As a result of the extinguishment, charges of $14.6 million were recognized in the quarter ended March 30, 2019, which included charges of $11.7 million for the applicable redemption premium and $2.9 million for the write-off of deferred financing fees.

In 2017, the Issuers issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. The 2025 Notes were issued under an indenture dated June 1, 2017 (as amended and supplemented, the “2017 Indenture”). The 2017 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2017 Indenture also contains customary events of default. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2025 Notes and the 2027 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2017 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

As of March 30, 2019 and December 29, 2018, the Company was in compliance with all financial covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2018 payment. The unpaid principal balance is due in full on the maturity date, which is November 21, 2024.

On February 25, 2019, Summit LLC entered into Incremental Amendment No. 4 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”) which, among other things, increased the total amount available under the revolving credit facility to $345.0 million and extended the maturity date of the Credit Agreement to February 2024. During 2018 and 2017, Summit LLC entered into three different amendments to the Credit Agreement, which among other things, reduced the applicable margin in respect to the outstanding principal amount at the time of the respective amendments.

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.00% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.00% for LIBOR rate loans.

There were no outstanding borrowings under the revolving credit facility as of March 30, 2019 and December 29, 2018, leaving remaining borrowing capacity of $329.8 million as of March 30, 2019, which is net of $15.2 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of March 30, 2019 and December 29, 2018, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
The following table presents the activity for the deferred financing fees for the three months ended March 30, 2019 and March 31, 2018:

Deferred financing fees
Balance—December 29, 2018	$15,475
Loan origination fees	5,774
Amortization	(998)
Write off of deferred financing fees	(2,851)
Balance—March 30, 2019	$17,400

Balance - December 30, 2017	$19,033
Amortization	(1,013)
Balance - March 31, 2018	$18,020

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of March 30, 2019 or December 29, 2018.

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

Our income tax benefit was $28.0 million and $16.7 million in the three months ended March 30, 2019 and March 31, 2018, respectively. For the three months ended March 30, 2019, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs and (5) unrecognized tax benefits. For the three months ended March 31, 2018, the effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (3) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of March 30, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $21.9 million and $19.4 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Summit Inc. and its subsidiaries expect additional unrecognized tax benefits in 2019 that if recognized would affect the annual effective tax rate, and included that in its estimate of those amounts in its annual effective tax rate. We did not recognize interest or penalties related to this amount as it is offset by other attributes. No material interest or penalties were recognized in income tax expense during the three months ended March 30, 2019 and March 31, 2018. No uncertain tax benefits were recognized in the three months ended March 31, 2018.

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

In the three months ended March 30, 2019, 17,500 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $0.1 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an increase in additional paid in capital. As of March 30, 2019 and December 29, 2018, we had recorded $309.7 million and $310.3 million of TRA liability, respectively, of which $0.6 million was classified as accrued expenses as of December 29, 2018.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. We did not make any tax distributions in the three months ended March 30, 2019 and made $0.1 million in the three months ended March 31, 2018.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted loss per share:

	Three months ended
	March 30, 2019	March 31, 2018
Net loss attributable to Summit Inc.	$(68,772)	$(53,729)
Weighted average shares of Class A stock outstanding	111,811,679	110,659,098
Basic and diluted loss per share	$(0.62)	$(0.49)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	March 30, 2019	March 31, 2018
Antidilutive shares:
LP Units	3,418,018	3,585,516
Time-vesting stock options	3,192,674	3,296,133
Warrants	100,037	100,037
Time-vesting restricted stock units	1,589,396	854,482
Market-based restricted stock units	419,247	295,252

9.	STOCKHOLDERS’ EQUITY
During 2019 and 2018, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	17,500	(17,500)	—
Other equity transactions	391,104	—	391,104
Balance — March 30, 2019	112,067,531	3,418,018	115,485,549	97.0%

Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	104,104	(104,104)	—
Other equity transactions	1,033,875	—	1,033,875
Balance — March 31, 2018	111,488,573	3,585,516	115,074,089	96.9%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 3.0% as of March 30, 2019 and December 29, 2018.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Foreign currency translation adjustment, net of tax	—	1,704	—	1,704
Loss on cash flow hedges, net of tax	—	—	(120)	(120)
Balance — March 30, 2019	$3,573	$(443)	$1,135	$4,265

Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Foreign currency translation adjustment, net of tax	—	(3,772)	—	(3,772)
Income on cash flow hedges, net of tax	—	—	1,209	1,209
Balance — March 31, 2018	$2,364	$865	$1,594	$4,823

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Cash payments:
Interest	$21,126	$26,927
Income (refund) taxes	(20)	1,582
Operating cash payments on operating leases	2,837	—
Operating cash payments on finance leases	699	—
Finance cash payments on finance leases	2,580	—
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$1,608	$—
Right of use assets obtained in exchange for finance leases obligations	9,442	—
Exchange of LP Units to shares of Class A common stock	277	3,325

11.	LEASES

We lease construction and office equipment, distribution facilities and office space. Leases with an initial term of 12 months or less, including month to month leases, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, we combine lease and nonlease components. While we also own mineral leases for mining operations, those leases are outside the scope of ASC 842. Assets acquired under finance leases are included in property, plant and equipment.

Many of our leases include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease expense were as follows:

		March 30, 2019
Operating lease cost		$2,455
Variable lease cost		72
Short-term lease cost		6,581
Financing lease cost:
Amortization of right-of-use assets		2,623
Interest on lease liabilities		755
Total lease cost		$12,486

Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets		$34,403

Current operating lease liabilities		$8,098
Noncurrent operating lease liabilities		27,200
Total operating lease liabilities		$35,298
Finance leases:
Property and equipment, gross		$75,132
Less accumulated depreciation		(20,581)
Property and equipment, net		$54,551

Current finance lease liabilities		$17,407
Long-term finance lease liabilities		37,851
Total finance lease liabilities		$55,258

	March 30, 2019
	Lease Term	Discount Rate
	(years)	(%)
Weighted average:
Operating leases	7.9	5.6%
Finance lease	2.8	5.3%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2019 (nine months)	$7,228	$15,217
2020	8,737	15,703
2021	7,138	17,974
2022	4,370	6,556
2023	3,419	1,509
2024	2,235	1,750
Thereafter	11,212	2,667
Total lease payments	44,339	61,376
Less imputed interest	(9,041)	(6,118)
Present value of lease payments	$35,298	$55,258

As previously disclosed, our future minimum lease payment obligations as of December 29, 2018 were as follows:

Operating Leases
2019	$9,479
2020	8,101
2021	6,701
2022	4,279
2023	3,411

12.	COMMITMENTS AND CONTINGENCIES

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of March 30, 2019 and December 29, 2018, $28.1 million and $26.9 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.0 million and $4.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of March 30, 2019 and December 29, 2018 were $93.3 million and $92.5 million, respectively.

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

13.	FAIR VALUE

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of March 30, 2019 and December 29, 2018 was:

	March 30, 2019	December 29, 2018
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$4,568	$1,394
Cash flow hedges	—	—
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,205	$5,175
Cash flow hedges	—	—

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges is based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of March 30, 2019 and March 31, 2018.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of March 30, 2019 and December 29, 2018 was:

	March 30, 2019		December 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,865,816	$1,875,099	$1,777,722	$1,828,159
Level 3
Current portion of deferred consideration and noncompete obligations(2)	32,854	32,854	32,876	32,876
Long term portion of deferred consideration and noncompete obligations(3)	37,703	37,703	44,293	44,293

(1)	$4.8 million and $6.4 million were included in current portion of debt as of March 30, 2019 and December 29, 2018, respectively.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

14.	SEGMENT INFORMATION

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
The following tables display selected financial data for the Company’s reportable business segments as of March 30, 2019 and December 29, 2018 and for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended
	March 30, 2019	March 31, 2018
Revenue*:
West	$181,945	$181,713
East	113,388	95,157
Cement	37,306	37,551
Total revenue	$332,639	$314,421

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	March 30, 2019	March 31, 2018
Loss from operations before taxes	$(99,538)	$(72,654)
Interest expense	30,105	28,784
Depreciation, depletion and amortization	54,807	46,543
Accretion	581	415
Loss on debt financings	14,565	—
Transaction costs	308	1,266
Non-cash compensation	5,906	8,507
Other	(146)	(7,348)
Total Adjusted EBITDA	$6,588	$5,513

Total Adjusted EBITDA by Segment:
West	$14,298	$16,173
East	3,242	(3,203)
Cement	(2,587)	3,667
Corporate and other	(8,365)	(11,124)
Total Adjusted EBITDA	$6,588	$5,513

	Three months ended
	March 30, 2019	March 31, 2018
Purchases of property, plant and equipment
West	$30,375	$28,909
East	24,428	14,464
Cement	6,893	4,468
Total reportable segments	61,696	47,841
Corporate and other	492	1,664
Total purchases of property, plant and equipment	$62,188	$49,505

	Three months ended
	March 30, 2019	March 31, 2018
Depreciation, depletion, amortization and accretion:
West	$23,925	$22,151
East	20,211	17,727
Cement	10,300	6,370
Total reportable segments	54,436	46,248
Corporate and other	952	710
Total depreciation, depletion, amortization and accretion	$55,388	$46,958

	March 30, 2019	December 29, 2018
Total assets:
West	$1,379,580	$1,370,501
East	1,269,669	1,253,640
Cement	875,966	877,586
Total reportable segments	3,525,215	3,501,727
Corporate and other	336,146	355,914
Total	$3,861,361	$3,857,641

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Annual Report, and any factors discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

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

Since our inception in 2009, we have completed dozens of acquisitions that make up our three distinct operating segments: West, East and Cement, which are also our reporting segments. We operate in 23 U.S. states and British Columbia, Canada and currently have assets in 22 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 13%, 12% and 8%, respectively, of our total revenue in 2018. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”) total annual funding available for transportation infrastructure, including state and federal funding, is estimated to be approximately $13.9 billion in fiscal year 2019 (which commenced September 1, 2018), increasing to $14.3 billion by fiscal year 2020.  Further, the 2019 Unified Transportation Program (“UTP”) plans for $75 billion to fund transportation projects from 2019 through 2028, which is up from the 2018 UTP of $71 billion and more than double the previous UTP, Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In April 2019, the TXDOT updated its fiscal year 2019 statewide lettings estimate to $7.3 billion from $6.4 billion as of October 2018 and $5.7 billion in fiscal year 2018, which provides for more than 900 transportation projects. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

◦
In February 2018, the federal government approved a two-year budget agreement. Included within this package was approximately $89 billion in relief funding related to a series of natural disasters, including Hurricane Harvey, which impacted our Houston market in the second half of 2017. We believe that significant federal funding stemming from the $89 billion relief package may result in the construction of new water and transportation infrastructure in the Houston market over the next few years. Further, an omnibus appropriation was approved in March 2018. This bill provides approximately $2.0 billion in new funding for highway, bridge and tunnel obligations at the state level. We believe that this federal funding may be utilized by state departments of transportation through September 2021 on the condition that the states provide some degree of matching funding, as set forth in the omnibus appropriation bill. Between December 2018 and January 2019, the Texas Land Commission and the City of Houston rolled out two federally funded programs, totaling $2.27 billion, assist to homeowners affected by Hurricane Harvey.

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

•
Kansas has a 10‑year $8.2 billion highway bill that was passed in May 2010. In February 2019, the Governor’s proposed fiscal year 2020 budget was released with $1.3 billion in transportation funding, an 18% increase from the $1.1 billion in fiscal year 2019 with the further plan to eliminate the transfer of KDOT funding by 2023, starting with a

$100 million reduction in fiscal year 2020 transfers.   In May 2018, a legislative task force was convened to evaluate the current transportation system’s condition and funding of the state’s transportation system. The task force released its formal report in January 2019, concluding that it is imperative that the State of Kansas provides consistent, stable funding in order to maintain a quality transportation system; highlighting the negative impacts of $2.1 billion in transfers out of the State Highway Fund since 2011; and recommending that the state legislature review new potential sources of additional funding, including increasing registration fees, motor fuels taxes and fees for oversize vehicles and implementing new fees specific to alternative-fuel vehicles.

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

As a vertically-integrated business, approximately 18% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 44% of the asphalt paving mix were laid by our paving crews during the three months ended March 30, 2019. Our backlog as of March 30, 2019, was 17.4 million tons of aggregates, 1.6 million cubic yards of ready-mix concrete, 4.1 million tons of asphalt and $555.6 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three months ended March 30, 2019 as compared to March 31, 2018, are:

•	Net revenue increased $16.0 million in the three months ended March 30, 2019, primarily resulting from organic growth and contributions from our acquisitions.

•
Our operating loss increased $6.1 million in the three months ended March 30, 2019, primarily due to higher levels of depreciation and amortization resulting from our acquisitions in 2018 and a new cement terminal in late 2018. Our general and administrative expenses for the three month period ended March 30, 2019 were lower than the comparable period in 2018 primarily due to reduced stock-based compensation charges in 2019.

•
In March 2019, we issued $300.0 million of 6.500% senior notes due 2027 (the “2027 Notes”), resulting in net proceeds of $296.3 million, after related fees and expenses. The proceeds from the 2027 Notes were used to redeem the $250.0 million of 8.500% senior notes due 2022 (the “2022 Notes”).

•
In February 2019, we entered into Incremental Amendment No. 4 to the Credit Agreement (as defined below) where we increased the size of our revolving credit facility to $345.0 million and extended the maturity date to February 2024.

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

Operating income (loss) reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As a result of our revenue growth occurring primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs as a percentage of revenue, to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. Our transaction costs fluctuate with the level acquisition activity each year.
The table below includes revenue and operating income (loss) by segment for the three months ended March 30, 2019 and March 31, 2018. Operating income (loss) by segment is computed as earnings before interest, taxes and other income/expense.

	Three months ended
	March 30, 2019		March 31, 2018
		Operating		Operating
(in thousands)	Revenue	loss	Revenue	loss
West	$181,945	$(11,622)	$181,713	$(6,130)
East	113,388	(17,256)	95,157	(20,888)
Cement	37,306	(12,910)	37,551	(2,848)
Corporate (1)	—	(15,883)	—	(21,659)
Total	$332,639	$(57,671)	$314,421	$(51,525)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended March 30, 2019 and March 31, 2018.

	Three months ended
	March 30, 2019	March 31, 2018
(in thousands)
Net revenue	$305,950	$289,916
Delivery and subcontract revenue	26,689	24,505
Total revenue	332,639	314,421
Cost of revenue (excluding items shown separately below)	267,004	247,861
General and administrative expenses	67,610	69,861
Depreciation, depletion, amortization and accretion	55,388	46,958
Transaction costs	308	1,266
Operating loss	(57,671)	(51,525)
Interest expense (1)	30,105	28,784
Loss on debt financings	14,565	—
Other income, net	(2,803)	(7,655)
Loss from operations before taxes	(99,538)	(72,654)
Income tax benefit (1)	(28,037)	(16,706)
Net loss	$(71,501)	$(55,948)

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.2 million less interest expense than Summit Inc. in the three months ended March 30, 2019. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three months ended March 30, 2019 compared to the three months ended March 31, 2018

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Net revenue	$305,950	$289,916	$16,034	5.5%
Operating loss	(57,671)	(51,525)	(6,146)	(11.9)%
Operating margin percentage	(18.8)%	(17.8)%
Adjusted EBITDA (1)	$6,588	$5,513	$1,075	19.5%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $16.0 million in the three months ended March 30, 2019, primarily resulting from our acquisition program as well as organic growth in our aggregates and asphalt operations. Of the increase in net revenue, $19.8 million was from increased sales of materials, $1.2 million was from increased service revenue, offset by a $5.0 million decrease in sales of products. We generated organic volume growth of 6.6% and 20.0% in aggregates and asphalt, respectively, during the first three months of 2019 over the prior year period, while our organic ready-mix volumes decreased 5.7% and our organic cement volumes were essentially flat compared to the first three months of 2018. We had organic price growth in our aggregate and asphalt lines of business of 6.3% and 5.0%, respectively, during the first three months of 2019. Organic cement pricing decreased 1.5% over 2018, despite a 0.8% sequential increase over levels achieved in the fourth quarter of 2018.

In the three months ended March 30, 2019, our net revenue growth was $11.5 million and $4.5 million from acquisitions and organic revenue, respectively. Operating income decreased by $6.1 million in the first three months of 2019 as compared to the first three months of 2018 primarily as a result of increases in our costs of revenue, as well as increases in our general and administrative expenses and depreciation, depletion, amortization and accretion expense resulting from our acquisition program. Our depreciation, depletion, amortization and accretion expense increased $8.4 million as lower levels of cement production in our Cement segment led to less depreciation being capitalized into inventory, as well as higher depreciation levels from our acquisition program.

Our operating margin percentage decreased from (17.8)% in the first three months of 2018 to (18.8)% in the three months ended March 30, 2019, due to the items noted above. Adjusted EBITDA, as defined below, increased by $1.1 million in the three months ended March 30, 2019, due to the factors noted above.
As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Revenue by product*:
Aggregates	$108,388	$86,879	$21,509	24.8%
Cement	33,600	33,766	(166)	(0.5)%
Ready-mix concrete	117,428	122,308	(4,880)	(4.0)%
Asphalt	26,397	18,302	8,095	44.2%
Paving and related services	45,627	46,400	(773)	(1.7)%
Other	1,199	6,766	(5,567)	(82.3)%
Total revenue	$332,639	$314,421	$18,218	5.8%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three months ended
	March 30, 2019		March 31, 2018
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	10,207	$10.62	8,814	$9.86	15.8%	7.7%
Cement	297	113.31	294	115.04	1.0%	(1.5)%
Ready-mix concrete	1,091	107.62	1,142	107.08	(4.5)%	0.5%
Asphalt	421	54.62	350	52.04	20.3%	5.0%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $21.5 million in the three months ended March 30, 2019, due to increased volumes and improved average sales prices. Aggregate volumes were positively affected by our acquisition program and organic growth in both the West and East segments. Organic aggregate volumes increased 6.6% in the first quarter of 2019 as compared to the same period a year ago primarily due to increases in Kentucky, Georgia and Texas markets. Aggregate average sales prices of $10.62 per ton increased 7.7% compared to the first three months of 2018.

Revenue from cement decreased $0.2 million in the three months ended March 30, 2019, primarily due to a 1.0% increase in organic volume, offset by a 1.5% decrease in organic average sales prices primarily due to a change in the geographic mix of customers where the tons were sold. In addition, record flooding on the Mississippi River impacted our ability to ship product during the quarter and these flooding conditions have extended into the second quarter.

Revenue from ready-mix concrete decreased $4.9 million in the three months ended March 30, 2019, primarily due to a 5.7% decrease in organic volumes in Texas and Intermountain regions partially offset by a 0.4% increase in organic average sales prices.

Revenue from asphalt increased $8.1 million in the three months ended March 30, 2019 due to organic increases in volumes and pricing of 20.0% and 5.0%, respectively.

Other Financial Information

Loss on Debt Financings

In March 2019, we used the net proceeds from the offering of the 2027 Notes to redeem all of the outstanding 2022 Notes. In connection with that transaction, charges of $14.6 million were recognized in the three months ended March 30, 2019. The fees included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Income Tax Benefit

Our income tax benefit was $28.0 million and $16.7 million in the three months ended March 30, 2019 and March 31, 2018, respectively. Our effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company, (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs and (5) unrecognized tax benefits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of March 30, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $21.9 million and $19.4 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Net revenue	$168,229	$168,944	$(715)	(0.4)%
Operating loss	(11,622)	(6,130)	(5,492)	(89.6)%
Operating margin percentage	(6.9)%	(3.6)%
Adjusted EBITDA (1)	$14,298	$16,173	$(1,875)	(11.6)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment decreased $0.7 million in the three months ended March 30, 2019, primarily due unfavorable weather in Utah and lower average sales prices in ready-mix due to the difference in the geographic mix of work. We had increases in organic aggregate volumes and average sales prices in the first quarter of 2019, but those increases were more than offset by declines in organic ready-mix volumes and average sales prices. Net revenue in the three months ended March 30, 2019 increased $3.1 million from acquisitions, offset by $3.8 million of organic declines.

The West segment’s operating loss increased $5.5 million in the three months ended March 30, 2019, primarily due to increased labor and materials costs included in cost of revenue, increases in general and administrative expenses, as well as higher levels of depreciation and amortization from acquisitions made in 2018. Further, colder weather conditions in our Utah and Colorado markets had a negative effect on our operational efficiencies. Adjusted EBITDA declined $1.9 million in the three months ended March 30, 2019 due to increased costs of revenue noted above, coupled with challenging weather conditions in Utah, Colorado and Vancouver. The operating margin percentage in the West segment decreased in the three months ended March 30, 2019 to (6.9)% from (3.6)% in the three months ended March 31, 2018, due to increased labor costs, depreciation and amortization, as well as increases in general and administrative expenses resulting from acquisitions that occurred in the last nine months of 2018. Those same factors contributed to similar declines in operating income and operating margin percentage in the respective three month periods.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Revenue by product*:
Aggregates	$47,989	$42,716	$5,273	12.3%
Ready-mix concrete	95,008	99,259	(4,251)	(4.3)%
Asphalt	24,301	16,879	7,422	44.0%
Paving and related services	30,774	31,266	(492)	(1.6)%
Other	(16,127)	(8,407)	(7,720)	(91.8)%
Total revenue	$181,945	$181,713	$232	0.1%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other”. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended March 30, 2019 from the three months ended March 31, 2018 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	6.8%	5.2%
Ready-mix concrete	(3.9)%	(0.4)%
Asphalt	22.8%	1.6%

Gross revenue from aggregates in the West segment increased $5.3 million in the three months ended March 30, 2019, primarily due to an increase in organic volumes. The increase in aggregates volumes was primarily in our Texas markets. Aggregates pricing for the three months ended March 30, 2019 increased 5.2%, when compared to the same period in 2018.

Revenue from ready-mix concrete in the West segment decreased $4.3 million in the three months ended March 30, 2019, respectively, as organic volumes and average sales prices both decreased. For the three months ended March 30, 2019, our ready-mix organic volumes decreased 3.9% due to challenging weather conditions.

Revenue from asphalt in the West segment increased $7.4 million in the three months ended March 30, 2019, due to increased organic volumes and higher average sales prices primarily in our Texas and Intermountain Region markets, additionally, our liquid asphalt terminal, damaged by Hurricane Harvey, was in service during the three months ended March 30, 2019 but not in the comparable 2018 period. Revenue for paving and related services in the West segment decreased by $0.5 million in the three months ended March 30, 2019.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 30, 2019 was approximately $4.9 million and $3.5 million, respectively.

Our Austin operation operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018. In 2019, in the three months ended March 30, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

East Segment

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Net revenue	$100,415	$83,421	$16,994	20.4%
Operating loss	(17,256)	(20,888)	3,632	17.4%
Operating margin percentage	(17.2)%	(25.0)%
Adjusted EBITDA (1)	$3,242	$(3,203)	$6,445	(201.2)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $17.0 million in the three month periods ended March 30, 2019, as compared to the same period a year ago, primarily due to growth in our aggregates business, both in organic volumes and organic average sales prices. Operating loss decreased $3.6 million in the three months ended March 30, 2019, over the same period a year ago. The decrease in operating loss for the three months ended March 30, 2019 was due to a mix of acquisition and organic growth in aggregate volumes and net revenue, offset by increases in costs of revenue and general and administrative expenses. Adjusted EBITDA increased $6.4 million in the three months ended March 30, 2019, due to the items noted above relating to operating loss.

Operating margin percentage for the three months ended March 30, 2019 improved to (17.2)% from (25.0)% from the comparable period a year ago, as average sales prices increased more than our cost of revenues.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Revenue by product*:
Aggregates	$60,399	$44,163	$16,236	36.8%
Ready-mix concrete	22,420	23,049	(629)	(2.7)%
Asphalt	2,096	1,423	673	47.3%
Paving and related services	14,853	15,134	(281)	(1.9)%
Other	13,620	11,388	2,232	19.6%
Total revenue	$113,388	$95,157	$18,231	19.2%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended March 30, 2019 from the three months ended March 31, 2018 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	25.1%	9.2%
Ready-mix concrete	(7.0)%	4.6%
Asphalt	(2.9)%	49.0%

Gross revenue from aggregates in the East segment increased $16.2 million in the three months ended March 30, 2019, primarily due to growth in organic aggregates volumes and to a lesser extent, acquisitions in 2018. Aggregate volumes in the first three months of 2019 increased 25.1%, as a result of both organic and acquisition volumes. Aggregates pricing increased in the three month period of 2019 as organic average sales prices increased 7.6%.

Revenue from ready-mix concrete in the East segment decreased $0.6 million in the three months ended March 30, 2019 as compared to the same period in 2018. In the three months ended March 30, 2019, declines in our organic volumes were partially offset by an overall 4.6% increase in average sales prices.

Revenue from asphalt increased in $0.7 million in the three months ended March 30, 2019, when compared to the comparable period of 2018. The increase was mainly attributable to increased organic and acquisition pricing. Asphalt pricing increased 49% as the sales mix on low volumes favored higher priced markets. The $0.3 million decrease in paving and related service revenue in the three months ended March 30, 2019 was primarily due to decreased paving volumes.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 30, 2019 was approximately $10.0 million and $6.2 million, respectively.

Cement Segment

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Net revenue	$37,306	$37,551	$(245)	(0.7)%
Operating loss	(12,910)	(2,848)	(10,062)	(353.3)%
Operating margin percentage	(34.6)%	(7.6)%
Adjusted EBITDA (1)	$(2,587)	$3,667	$(6,254)	(170.5)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment decreased $0.2 million in the three months ended March 30, 2019, primarily due to a 1.0% increase in organic volume that was offset by a 1.5% decrease in average sales prices. The decline in average sales price was primarily attributable to a change in the geographic mix of customers of where the tons were sold. In addition, flooding on the Mississippi River impacted our ability to ship product during the quarter and these flooding conditions have extended into the second quarter.

The Cement segment’s operating loss increased $10.1 million in the three months ended March 30, 2019. Adjusted EBITDA decreased $6.3 million in the three months ended March 30, 2019. Operating margin percentage for the three months ended March 30, 2019 decreased to (34.6)% from (7.6)% from the comparable periods a year ago. The increase in operating loss and decrease in operating margin for the three months ended March 30, 2019 was primarily due to lower levels of production due to extended plant shutdowns in 2019 which resulted in higher costs of revenue as less production costs were capitalized into inventory. Further, lower production levels in the first quarter of 2019 as compared to 2018 also resulted in higher depreciation expense as less depreciation was capitalized into inventory.

Gross revenue by product was as follows:

	Three months ended
($ in thousands)	March 30, 2019	March 31, 2018	Variance
Revenue by product*:
Cement	$33,600	$33,766	$(166)	(0.5)%
Other	3,706	3,785	(79)	(2.1)%
Total revenue	$37,306	$37,551	$(245)	(0.7)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended March 30, 2019 from the three months ended March 31, 2018 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Cement	1.0%	(1.5)%

Revenue from cement decreased $0.2 million in the three months ended March 30, 2019, due primarily to the 1.5% decrease in organic cement pricing in the three months ended March 30, 2019 which offset a 1.0% increase in volumes.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of March 30, 2019, we had $64.8 million in cash and cash equivalents and $251.4 million of working capital compared to $128.5 million and $330.9 million, respectively, at December 29, 2018. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of March 30, 2019 or December 29, 2018. Our remaining borrowing capacity on our senior secured revolving credit facility was $329.8 million as of March 30, 2019, which is net of $15.2 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of March 30, 2019 and December 29, 2018, our long-term borrowings totaled $1.9 billion and $1.8 billion, respectively, for which we incurred $26.3 million of interest expense for the three months ended March 30, 2019, and $25.7 million for the three months ended March 31, 2018. We remain in compliance with our debt covenants and, when we have made additional issuances of senior notes to fund acquisitions, we have complied with the incurrence tests in the indentures governing our senior notes. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of March 30, 2019.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of March 30, 2019, we were in compliance with all debt covenants.

At March 30, 2019 and December 29, 2018, $1.9 billion and $1.8 billion of total debt, respectively, was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On February 28, 2019, Summit LLC entered into Incremental Amendment No. 4 to the Credit Agreement which, among other things, increased the total amount available under the revolving credit facility to $345.0 million and extended the maturity date of the Credit Agreement to February 2024. During 2017 and 2018, Summit LLC entered into three different amendments to the Credit Agreement, which among other things, reduced the applicable margin in respect to the outstanding principal amount at the time of the respective amendments.

On March 15, 2019, Summit LLC and Summit Finance (together, the “Issuers”) issued the 2027 Notes, at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019. In March 2019, using the proceeds from the 2027 Notes, all of the 2022 Notes were redeemed at a price equal to par plus an applicable premium and the indenture under which the 2022 Notes were issued was satisfied and discharged. As a result of the extinguishment, charges of $14.6 million were recognized in the quarter ended March 30, 2019, which included charges of $11.7 million for the applicable redemption premium and $2.9 million for the write-off of deferred financing fees.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended March 30, 2019 and March 31, 2018:

	Summit Inc.
(in thousands)	March 30, 2019	March 31, 2018
Net cash provided by (used in):
Operating activities	$(30,676)	$(51,367)
Investing activities	(62,411)	(154,210)
Financing activities	29,225	712

Operating activities

During the three months ended March 30, 2019, cash used in operating activities was $30.7 million primarily as a result of:

•	Net loss of $71.5 million, decreased by non-cash expenses, including $57.0 million of depreciation, depletion, amortization and accretion expense and $5.9 million of share-based compensation.

•
Additional investment in inventory of $0.7 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year and begin to decrease during the third quarter.

•
Billed and unbilled accounts receivable decreased by $21.7 million in the first three months of 2019 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $21.1 million of interest payments in the three months ended March 30, 2019.

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

Investing activities

During the three months ended March 30, 2019, cash used for investing activities was $62.4 million, of which $2.8 million related to the one acquisition completed in the period and $62.2 million was invested in capital expenditures, which was partially offset by $2.8 million of proceeds from asset sales.

During the three months ended March 31, 2018, cash used for investing activities was $154.2 million, of which $114.0 million related to the four acquisitions completed in the period and $49.5 million was invested in capital expenditures, which was partially offset by $7.8 million of proceeds from asset sales.

Financing activities

During the three months ended March 30, 2019, cash provided by financing activities was $29.2 million. We received $0.8 million of proceeds from stock option exercises and $300.0 million from proceeds from debt issuance, which was offset by $8.9 million of payments on acquisition-related liabilities and $256.3 million of payments on debt.

During the three months ended March 31, 2018, cash provided by financing activities was $0.7 million. We received $15.5 million of proceeds from stock option exercises, which was partially offset by $9.0 million of payments on acquisition related liabilities and $4.0 million of payments on debt.

Cash paid for capital expenditures

We paid cash of approximately $62.2 million in capital expenditures in the three months ended March 30, 2019 compared to $49.5 million in the three months ended March 31, 2018.

We estimate that we will invest between $160.0 million and $175.0 million in capital expenditures in 2019, which we expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. We completed the construction of a new aggregates plant in Vancouver, in which we invested $2.4 million in the three months ended March 30, 2019, with the remaining $1.3 million expected to be paid in the second quarter of 2019. We also expect to complete two new aggregates plants in Georgia and make aggregate plant improvements in Texas, Virginia and Vancouver, investing approximately $37.0 million in these projects in 2019. In addition, we will be installing a high efficiency finish mill separator at our cement plant in Davenport, Iowa for $4.0 million, with a completion estimated in July. Additionally, we will invest approximately $3.5 million on upgrading asphalt plants in Texas and Vancouver.

Tax Receivable Agreement

When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase, for tax purposes, depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with our IPO, we entered into a TRA with the holders of the LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA is deemed to realize) as a result of these increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate, as they will vary depending upon a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchange, the extent to which the exchanges are taxable, the amount and timing of our income and the effective tax rate.

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of March 30, 2019, we had accrued $309.7 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $15.87 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended March 30, 2019, and a contractually defined discount rate of 4.01%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $259.7 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of March 30, 2019, we had no material off-balance sheet arrangements.
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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Loss to	Three months ended March 30, 2019
Adjusted EBITDA by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net loss (1)	$(9,552)	$(18,367)	$(10,568)	$(33,014)	$(71,501)
Interest expense (income) (1)	743	1,008	(2,319)	30,673	30,105
Income tax (benefit) expense	(443)	54	—	(27,648)	(28,037)
Depreciation, depletion and amortization	23,796	19,905	10,154	952	54,807
EBITDA	$14,544	$2,600	$(2,733)	$(29,037)	$(14,626)
Accretion	129	306	146	—	581
Loss on debt financings	—	—	—	14,565	14,565
Transaction costs	—	—	—	308	308
Non-cash compensation	—	—	—	5,906	5,906
Other	(375)	336	—	(107)	(146)
Adjusted EBITDA (1)	$14,298	$3,242	$(2,587)	$(8,365)	$6,588

Reconciliation of Net Income (Loss) to	Three months ended March 31, 2018
Adjusted EBITDA by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$72	$(21,644)	$(1,097)	$(33,279)	$(55,948)
Interest expense (income) (1)	1,180	606	(1,606)	28,604	28,784
Income tax benefit	(382)	(186)	—	(16,138)	(16,706)
Depreciation, depletion and amortization	22,008	17,512	6,313	710	46,543
EBITDA	$22,878	$(3,712)	$3,610	$(20,103)	$2,673
Accretion	143	215	57	—	415
Transaction costs	(4)	—	—	1,270	1,266
Non-cash compensation	—	—	—	8,507	8,507
Other (2)	(6,844)	294	—	(798)	(7,348)
Adjusted EBITDA (1)	$16,173	$(3,203)	$3,667	$(11,124)	$5,513

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.2 million less than Summit LLC and its subsidiaries in the three months ended March 30, 2019, and $0.3 million less in the three months ended March 31, 2018, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

(2)
In the three months ended March 31, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

Reconciliation of Working Capital	March 30, 2019	December 29, 2018
($ in thousands)
Total current assets	$510,610	$591,540
Less total current liabilities	(259,260)	(260,657)
Working capital	$251,350	$330,883

	Three months ended
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	March 30, 2019	March 31, 2018
($ in thousands)
Operating loss	$(57,671)	$(51,525)
General and administrative expenses	67,610	69,861
Depreciation, depletion, amortization and accretion	55,388	46,958
Transaction costs	308	1,266
Adjusted Cash Gross Profit (exclusive of items shown separately)	$65,635	$66,560
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	21.5%	23.0%

(1)	Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of March 30, 2019. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of March 30, 2019. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the Annual Report.

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

4.1
Indenture, dated as of March 15, 2019, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019 (File No. 001-36873).

4.2	Form of 6.500% Senior Note due 2027 (included in Exhibit 4.1).
10.1
Incremental Amendment No. 4, dated as of February 25, 2019, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017, Amendment No. 2, dated as of November 21, 2017 and Amendment No. 3, dated as of May 22, 2018), among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019 (File No. 001-36873).

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 8, 2019	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)