Form 10-Q
period 2019-06-29
Summit Materials, Inc.; Summit Materials, LLC
filed 2019-08-01
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers:
001-36873 (Summit Materials, Inc.)
333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
(Exact name of registrants as specified in their charters)

Delaware	(Summit Materials, Inc.)	47-1984212
Delaware	(Summit Materials, LLC)	26-4138486
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1550 Wynkoop Street
3rd Floor
Denver	Colorado	80202
(Address of principal executive offices)		(Zip Code)

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
As of July 29, 2019, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 112,074,156 and 99, respectively.
As of July 29, 2019, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of June 29, 2019, its sole material asset was a 97.0% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/8% senior notes due 2023 (“2023 Notes”), our 5 1/8% senior notes due 2025 (“2025 Notes”) and our 6 1/2 % senior notes due 2027 (“2027 Notes” and collectively with the 2023 Notes and 2025 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and six months ended June 29, 2019 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

 CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•	“EBITDA” refers to net income (loss) before interest expense (income), income tax expense (benefit) and depreciation, depletion and amortization;

•	“Finance Corp.” refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;

•	“Issuers” refers to Summit LLC and Finance Corp. as co‑issuers of the Senior Notes;

•	“IPO” refers to the March 2015 initial public offering of Summit Inc.;

•	“LP Units” refers to the Class A limited partnership units of Summit Holdings; and

•	“TRA” refers to tax receivable agreement between Summit Inc. and certain current and former holders of LP Units and their permitted assignees.

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of June 29, 2019. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 29, 2019	December 29, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$67,658	$128,508
Accounts receivable, net	294,604	214,518
Costs and estimated earnings in excess of billings	45,371	18,602
Inventories	208,136	213,851
Other current assets	12,618	16,061
Total current assets	628,387	591,540
Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 29, 2019 - $881,606 and December 29, 2018 - $794,251)	1,788,664	1,780,132
Goodwill	1,198,177	1,192,028
Intangible assets, less accumulated amortization (June 29, 2019 - $9,054 and December 29, 2018 - $8,247)	17,653	18,460
Deferred tax assets, less valuation allowance (June 29, 2019 - $27,863 and December 29, 2018 - $19,366)	237,089	225,397
Operating lease right-of-use assets	34,101	—
Other assets	50,785	50,084
Total assets	$3,954,856	$3,857,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$4,765	$6,354
Current portion of acquisition-related liabilities	35,470	34,270
Accounts payable	131,391	107,702
Accrued expenses	113,996	100,491
Current operating lease liabilities	8,470	—
Billings in excess of costs and estimated earnings	10,733	11,840
Total current liabilities	304,825	260,657
Long-term debt	1,854,189	1,807,502
Acquisition-related liabilities	40,088	49,468
Tax receivable agreement liability	309,733	309,674
Noncurrent operating lease liabilities	26,614	—
Other noncurrent liabilities	96,636	88,195
Total liabilities	2,632,085	2,515,496
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 112,073,494 and 111,658,927 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	1,122	1,117
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of June 29, 2019 and December 29, 2018	—	—
Additional paid-in capital	1,205,221	1,194,204
Accumulated earnings	97,377	129,739
Accumulated other comprehensive income	5,791	2,681
Stockholders’ equity	1,309,511	1,327,741
Noncontrolling interest in Summit Holdings	13,260	14,404
Total stockholders’ equity	1,322,771	1,342,145
Total liabilities and stockholders’ equity	$3,954,856	$3,857,641
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Product	$467,637	$459,967	$739,278	$716,774
Service	84,954	89,268	119,263	122,377
Net revenue	552,591	549,235	858,541	839,151
Delivery and subcontract revenue	48,300	51,655	74,989	76,160
Total revenue	600,891	600,890	933,530	915,311
Cost of revenue (excluding items shown separately below):
Product	294,857	295,147	508,583	492,580
Service	62,336	64,130	88,925	90,053
Net cost of revenue	357,193	359,277	597,508	582,633
Delivery and subcontract cost	48,300	51,655	74,989	76,160
Total cost of revenue	405,493	410,932	672,497	658,793
General and administrative expenses	60,961	61,657	128,571	131,518
Depreciation, depletion, amortization and accretion	53,625	49,731	109,013	96,689
Transaction costs	390	1,291	698	2,557
Operating income	80,422	77,279	22,751	25,754
Interest expense	29,401	28,943	59,506	57,727
Loss on debt financings	—	149	14,565	149
Other income, net	(3,676)	(916)	(6,479)	(8,571)
Income (loss) from operation before taxes	54,697	49,103	(44,841)	(23,551)
Income tax expense (benefit)	16,707	12,190	(11,330)	(4,516)
Net income (loss)	37,990	36,913	(33,511)	(19,035)
Net income (loss) attributable to Summit Holdings	1,580	1,404	(1,149)	(815)
Net income (loss) attributable to Summit Inc.	$36,410	$35,509	$(32,362)	$(18,220)
Income (loss) per share of Class A common stock:
Basic	$0.32	$0.32	$(0.29)	$(0.16)
Diluted	$0.32	$0.32	$(0.29)	$(0.16)
Weighted average shares of Class A common stock:
Basic	112,070,009	111,564,190	111,940,844	111,111,644
Diluted	112,182,555	112,583,321	111,940,844	111,111,644

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$37,990	$36,913	$(33,511)	$(19,035)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,233	(2,045)	4,591	(5,149)
(Loss) income on cash flow hedges	(137)	361	(303)	1,356
Less tax effect of other comprehensive (loss) income items	(508)	1,455	(1,050)	935
Other comprehensive income (loss)	1,588	(229)	3,238	(2,858)
Comprehensive income (loss)	39,578	36,684	(30,273)	(21,893)
Less comprehensive income (loss) attributable to Summit Holdings	1,576	1,353	(1,087)	(932)
Comprehensive income (loss) attributable to Summit Inc.	$38,002	$35,331	$(29,186)	$(20,961)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 29, 2019	June 30, 2018
Cash flow from operating activities:
Net loss	$(33,511)	$(19,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	110,982	98,562
Share-based compensation expense	10,605	14,190
Net gain on asset disposals	(3,937)	(7,508)
Non-cash loss on debt financings	2,850	—
Change in deferred tax asset, net	(12,550)	(6,934)
Other	(120)	162
(Increase) decrease in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(79,320)	(57,763)
Inventories	5,208	(44,428)
Costs and estimated earnings in excess of billings	(26,715)	(34,525)
Other current assets	3,585	(1,766)
Other assets	4,374	780
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	29,898	23,912
Accrued expenses	9,395	1,674
Billings in excess of costs and estimated earnings	(1,138)	(2,187)
Tax receivable agreement liability	59	1,688
Other liabilities	(3,717)	(540)
Net cash provided by (used in) operating activities	15,948	(33,718)
Cash flow from investing activities:
Acquisitions, net of cash acquired	(2,842)	(153,196)
Purchases of property, plant and equipment	(105,569)	(131,657)
Proceeds from the sale of property, plant and equipment	8,005	14,110
Other	(439)	684
Net cash used for investing activities	(100,845)	(270,059)
Cash flow from financing activities:
Proceeds from debt issuances	300,000	—
Debt issuance costs	(6,246)	(550)
Payments on debt	(261,025)	(10,772)
Payments on acquisition-related liabilities	(9,158)	(31,224)
Distributions from partnership	—	(69)
Proceeds from stock option exercises	784	15,615
Other	(502)	(1,904)
Net cash provided by (used in) financing activities	23,853	(28,904)
Impact of foreign currency on cash	194	(471)
Net decrease in cash	(60,850)	(333,152)
Cash and cash equivalents—beginning of period	128,508	383,556
Cash and cash equivalents—end of period	$67,658	$50,404
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net loss	(68,772)	—	—	—	—	—	—	(2,729)	(71,501)
LP Unit exchanges	—	—	17,500	—	—	—	122	(122)	—
Other comprehensive income, net of tax	—	1,584	—	—	—	—	—	66	1,650
Stock option exercises	—	—	43,142	1	—	—	766	—	767
Share-based compensation	—	—	—	—	—	—	5,906	—	5,906
Shares redeemed to settle taxes and other	—	—	347,962	3	—	—	(495)	—	(492)
Balance — March 30, 2019	$60,967	$4,265	112,067,531	$1,121	99	$—	$1,200,503	$11,619	$1,278,475
Net income	36,410	—	—	—	—	—	—	1,580	37,990
Other comprehensive income, net of tax	—	1,526	—	—	—	—	—	62	1,588
Stock option exercises	—	—	1,019	—	—	—	17	—	17
Share-based compensation	—	—	—	—	—	—	4,699	—	4,699
Shares redeemed to settle taxes and other	—	—	4,944	1	—	—	2	(1)	2
Balance - June 29, 2019	$97,377	$5,791	112,073,494	$1,122	99	$—	$1,205,221	$13,260	$1,322,771

Balance — December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721
Net loss	(53,729)	—	—	—	—	—	—	(2,219)	(55,948)
LP Unit exchanges	—		104,104	1	—	—	485	(486)	—
Other comprehensive loss, net of tax	—	(2,563)	—	—	—	—	—	(66)	(2,629)
Stock option exercises	—	—	856,915	9	—	—	15,468	—	15,477
Share-based compensation	—	—	—	—	—	—	8,507	—	8,507
Distributions from partnership	—	—	—	—	—	—	—	(9)	(9)
Shares redeemed to settle taxes and other	—	—	176,960	2	—	—	(1,774)	—	(1,772)
Balance — March 31, 2018	$42,104	$4,823	111,488,573	$1,116	100	$—	$1,176,906	$10,398	$1,235,347
Net income	35,509	—	—	—	—	—	—	1,404	36,913
LP Unit exchanges	—	—	125,554	1	—	—	365	(366)	—
Other comprehensive loss, net of tax	—	(178)	—	—	—	—	—	(51)	(229)
Stock option exercises	—	—	—	—	—	—	139	—	139
Share-based compensation	—	—	—	—	—	—	5,683	—	5,683
Distributions from partnership	—	—	—	—	—	—	—	(60)	(60)
Shares redeemed to settle taxes and other	—	—	15,111	—	—	—	(22)	—	(22)
Balance — June 30, 2018	$77,613	$4,645	111,629,238	$1,117	100	$—	$1,183,071	$11,325	$1,277,771

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 29, 2019, the results of operations for the three and six months ended June 29, 2019 and June 30, 2018 and cash flows for the six months ended June 29, 2019 and June 30, 2018.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended June 29, 2019 or June 30, 2018.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the three and six months ended June 29, 2019.

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

New Accounting Standards — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about the leases than current U.S. GAAP requires. The ASU and subsequent amendments issued in 2018 are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted the standard effective December 30, 2018 using the modified retrospective approach.

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

Changes in the carrying amount of goodwill, by reportable segment, from December 29, 2018 to June 29, 2019 are summarized as follows:

	West	East	Cement	Total
Balance, December 29, 2018	$580,567	$406,805	$204,656	$1,192,028
Acquisitions (1)	1,173	2,621	—	3,794
Foreign currency translation adjustments	2,355	—	—	2,355
Balance, June 29, 2019	$584,095	$409,426	$204,656	$1,198,177
_____________________________________________________________________________________________

(1)	Reflects goodwill from 2019 acquisitions and working capital adjustments from prior year acquisitions.

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

	June 29, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral leases	$19,064	$(5,835)	$13,229	$19,064	$(5,259)	$13,805
Reserve rights	6,234	(2,098)	4,136	6,234	(1,940)	4,294
Trade names	1,000	(908)	92	1,000	(858)	142
Other	409	(213)	196	409	(190)	219
Total intangible assets	$26,707	$(9,054)	$17,653	$26,707	$(8,247)	$18,460

Amortization expense totaled $0.4 million and $0.8 million for the three and six months ended June 29, 2019, respectively, and $0.3 million and $0.6 million for the three and six months June 30, 2018, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to June 29, 2019 is as follows:

2019 (six months)	$791
2020	1,510
2021	1,475
2022	1,482
2023	1,349
2024	1,254
Thereafter	9,792
Total	$17,653

3.	REVENUE RECOGNITION

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

Revenue by product for the three and six months ended June 29, 2019 and June 30, 2018 is as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue by product*:
Aggregates	$128,650	$103,690	$216,522	$171,140
Cement	77,799	76,413	110,298	109,530
Ready-mix concrete	154,180	160,609	271,500	282,624
Asphalt	93,365	88,372	116,403	106,513
Paving and related services	95,304	107,306	129,649	141,642
Other	51,593	64,500	89,158	103,862
Total revenue	$600,891	$600,890	$933,530	$915,311

*Revenue from liquid asphalt terminals is included in asphalt revenue.
The following table outlines the significant changes in contract assets and contract liability balances from December 29, 2018 to June 29, 2019. Also included in the table is the net change in estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings
Balance - December 29, 2018	$18,602	$11,840
Changes in revenue billed, contract price or cost estimates	26,715	(1,138)
Other	54	31
Balance - June 29, 2019	$45,371	$10,733

Accounts receivable, net consisted of the following as of June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
Trade accounts receivable	$232,597	$157,601
Construction contract receivables	52,536	47,994
Retention receivables	14,573	15,010
Receivables from related parties	1,198	629
Accounts receivable	300,904	221,234
Less: Allowance for doubtful accounts	(6,300)	(6,716)
Accounts receivable, net	$294,604	$214,518

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.	INVENTORIES

Inventories consisted of the following as of June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
Aggregate stockpiles	$146,264	$151,300
Finished goods	29,272	34,993
Work in process	7,754	7,478
Raw materials	24,846	20,080
Total	$208,136	$213,851

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
Interest	$25,326	$26,223
Payroll and benefits	22,482	15,952
Finance lease obligations	17,805	15,557
Insurance	15,807	13,625
Non-income taxes	13,075	7,442
Professional fees	1,482	1,408
Other (1)	18,019	20,284
Total	$113,996	$100,491

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
Term Loan, due 2024:
$625.8 million and $630.6 million, net of $1.2 million and $1.3 million discount at June 29, 2019 and December 29, 2018, respectively	$624,615	$629,268
8 1⁄2% Senior Notes, due 2022	—	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.0 million and $1.1 million discount at June 29, 2019 and December 29, 2018, respectively	649,012	648,891
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	—
Total	1,873,627	1,828,159
Current portion of long-term debt	4,765	6,354
Long-term debt	$1,868,862	$1,821,805

The contractual payments of long-term debt, including current maturities, for the five years subsequent to June 29, 2019, are as follows:

2019 (six months)	$1,588
2020	7,942
2021	6,354
2022	6,354
2023	656,354
2024	597,252
Thereafter	600,000
Total	1,875,844
Less: Original issue net discount	(2,217)
Less: Capitalized loan costs	(14,673)
Total debt	$1,858,954

Senior Notes—On March 15, 2019, Summit LLC and Summit Finance (together, the “Issuers”) issued $300.0 million in aggregate principal amount of 6.500% senior notes due March 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. The 2027 Notes were issued under an indenture dated March 25, 2019 (the "2019 Indenture"). The 2019 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2019 Indenture also contains customary events of default. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

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

In 2017, the Issuers issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. The 2025 Notes were issued under an indenture dated June 1, 2017, the terms of which are generally consistent with the 2019 Indenture. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2025 Notes and the 2027 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2019 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

As of June 29, 2019 and December 29, 2018, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of June 29, 2019 and December 29, 2018, leaving remaining borrowing capacity of $329.8 million as of June 29, 2019, which is net of $15.2 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of June 29, 2019 and December 29, 2018, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
The following table presents the activity for the deferred financing fees for the six months ended June 29, 2019 and June 30, 2018:

Deferred financing fees
Balance—December 29, 2018	$15,475
Loan origination fees	6,246
Amortization	(1,832)
Write off of deferred financing fees	(2,851)
Balance—June 29, 2019	$17,038

Balance - December 30, 2017	$19,033
Loan origination fees	550
Amortization	(2,040)
Balance - June 30, 2018	$17,543

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of June 29, 2019 or December 29, 2018.

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

Our income tax expense (benefit) was $16.7 million and $(11.3) million and our income tax expense (benefit) was $12.2 million and $(4.5) million in the three and six months ended June 29, 2019 and June 30, 2018, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs and (5) unrecognized tax benefits as noted below.

As of June 29, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $27.9 million and $19.4 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Summit Inc. and its subsidiaries expect additional unrecognized tax benefits in 2019 that if recognized would affect the annual effective tax rate, and included that in its estimate of those amounts in its annual effective tax rate. We did not recognize interest or penalties related to this amount as it is offset by other attributes. No material interest or penalties were recognized in income tax expense during the three and six months ended June 29, 2019 and June 30, 2018. No uncertain tax benefits were recognized in the three and six months ended June 30, 2018.

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

In the six months ended June 29, 2019, 17,500 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $0.1 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an increase in additional paid in capital. As of June 29, 2019 and December 29, 2018, we had recorded $309.7 million and $310.3 million of TRA liability, respectively, of which $0.6 million was classified as accrued expenses as of December 29, 2018.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the six months ended June 29, 2019 and made $0.1 million in tax distributions in the six months ended June 30, 2018.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss) attributable to Summit Inc.	$36,410	$35,509	$(32,362)	$(18,220)
Weighted average shares of Class A stock outstanding	112,070,009	111,564,190	111,940,844	111,111,644
Basic and diluted income (loss) per share	$0.32	$0.32	$(0.29)	$(0.16)

Diluted net income (loss) attributable to Summit Inc.	$36,410	$35,509	$(32,362)	$(18,220)

Weighted average shares of Class A stock outstanding	112,070,009	111,564,190	111,940,844	111,111,644
Add: weighted average of LP Units	—	—	—	—
Add: stock options	—	794,065	—	—
Add: warrants	—	36,488	—	—
Add: restricted stock units	76,539	91,347	—	—
Add: performance stock units	36,007	97,231	—	—
Weighted average dilutive shares outstanding	112,182,555	112,583,321	111,940,844	111,111,644
Diluted earnings (loss) per share	$0.32	$0.32	$(0.29)	$(0.16)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Antidilutive shares:
LP Units	3,418,018	3,517,602	3,418,018	3,583,407
Time-vesting stock options	3,168,170	—	3,168,170	3,286,163
Warrants	100,037	—	100,037	100,037
Time-vesting restricted stock units	—	—	1,493,119	841,618
Market-based restricted stock units	—	—	390,645	295,252

9.	STOCKHOLDERS’ EQUITY
During 2019 and 2018, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	17,500	(17,500)	—
Other equity transactions	397,067	—	397,067
Balance — June 29, 2019	112,073,494	3,418,018	115,491,512	97.0%

Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	229,658	(229,658)	—
Other equity transactions	1,048,986	—	1,048,986
Balance — June 30, 2018	111,629,238	3,459,962	115,089,200	97.0%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 3.0% as of June 29, 2019 and December 29, 2018.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Foreign currency translation adjustment, net of tax	—	3,330	—	3,330
Loss on cash flow hedges, net of tax	—	—	(220)	(220)
Balance — June 29, 2019	$3,573	$1,183	$1,035	$5,791

Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Foreign currency translation adjustment, net of tax	—	(3,721)	—	(3,721)
Income on cash flow hedges, net of tax	—	—	980	980
Balance — June 30, 2018	$2,364	$916	$1,365	$4,645

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	June 29, 2019	June 30, 2018
Cash payments:
Interest	$36,834	$52,206
Income taxes	1,190	3,061
Operating cash payments on operating leases	5,410	—
Operating cash payments on finance leases	1,516	—
Finance cash payments on finance leases	6,000	—
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$3,298	$—
Right of use assets obtained in exchange for finance leases obligations	16,248	—
Exchange of LP Units to shares of Class A common stock	277	6,987

11.	LEASES

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

	Three months ended	Six months ended
	June 29, 2019	June 29, 2019
Operating lease cost	$2,694	$5,149
Variable lease cost	143	215
Short-term lease cost	9,591	16,172
Financing lease cost:
Amortization of right-of-use assets	2,670	5,293
Interest on lease liabilities	876	1,631
Total lease cost	$15,974	$28,460

		June 29, 2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets		$34,101

Current operating lease liabilities		$8,470
Noncurrent operating lease liabilities		26,614
Total operating lease liabilities		$35,084
Finance leases:
Property and equipment, gross		$79,911
Less accumulated depreciation		(21,667)
Property and equipment, net		$58,244

Current finance lease liabilities		$17,805
Long-term finance lease liabilities		41,123
Total finance lease liabilities		$58,928

	June 29, 2019
	Lease Term	Discount Rate
	(years)	(%)
Weighted average:
Operating leases	7.7	5.6%
Finance lease	2.8	5.5%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2019 (six months)	$5,124	$10,115
2020	9,391	17,539
2021	7,434	20,235
2022	4,558	11,745
2023	3,546	1,509
2024	2,413	1,750
Thereafter	11,252	2,662
Total lease payments	43,718	65,555
Less imputed interest	(8,634)	(6,627)
Present value of lease payments	$35,084	$58,928

As previously disclosed, our future minimum lease payment obligations as of December 29, 2018 were as follows:

Operating Leases
2019	$9,479
2020	8,101
2021	6,701
2022	4,279
2023	3,411

12.	COMMITMENTS AND CONTINGENCIES

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of June 29, 2019 and December 29, 2018, $28.6 million and $26.9 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $3.5 million and $4.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of June 29, 2019 and December 29, 2018 were $90.2 million and $92.5 million, respectively.

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

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expires in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of June 29, 2019 and December 29, 2018 was:

	June 29, 2019	December 29, 2018
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$2,622	$1,394
Cash flow hedges	112	—
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,238	$5,175
Cash flow hedges	—	—

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges is based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of June 29, 2019 and June 30, 2018.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of June 29, 2019 and December 29, 2018 was:

	June 29, 2019		December 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,895,932	$1,873,627	$1,777,722	$1,828,159
Level 3
Current portion of deferred consideration and noncompete obligations(2)	32,848	32,848	32,876	32,876
Long term portion of deferred consideration and noncompete obligations(3)	38,850	38,850	44,293	44,293

(1)	$4.8 million and $6.4 million were included in current portion of debt as of June 29, 2019 and December 29, 2018, respectively.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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
The following tables display selected financial data for the Company’s reportable business segments as of June 29, 2019 and December 29, 2018 and for the three and six months ended June 29, 2019 and June 30, 2018:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue*:
West	$300,212	$321,713	$482,157	$503,426
East	216,132	197,336	329,520	292,493
Cement	84,547	81,841	121,853	119,392
Total revenue	$600,891	$600,890	$933,530	$915,311

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income (loss) from operation before taxes	$54,697	$49,103	$(44,841)	$(23,551)
Interest expense	29,401	28,943	59,506	57,727
Depreciation, depletion and amortization	53,035	49,402	107,842	95,945
Accretion	590	329	1,171	744
Loss on debt financings	—	149	14,565	149
Transaction costs	390	1,291	698	2,557
Non-cash compensation	4,699	5,683	10,605	14,190
Other	(2,346)	441	(2,492)	(6,907)
Total Adjusted EBITDA	$140,466	$135,341	$147,054	$140,854

Total Adjusted EBITDA by Segment:
West	$54,820	$61,227	$69,118	$77,400
East	54,412	45,395	57,654	42,192
Cement	35,441	34,660	32,854	38,327
Corporate and other	(4,207)	(5,941)	(12,572)	(17,065)
Total Adjusted EBITDA	$140,466	$135,341	$147,054	$140,854

	Six months ended
	June 29, 2019	June 30, 2018
Purchases of property, plant and equipment
West	$51,517	$76,223
East	41,801	37,303
Cement	11,467	14,412
Total reportable segments	104,785	127,938
Corporate and other	784	3,719
Total purchases of property, plant and equipment	$105,569	$131,657

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Depreciation, depletion, amortization and accretion:
West	$22,924	$22,589	$46,849	$44,740
East	19,840	17,826	40,051	35,553
Cement	9,869	8,681	20,169	15,051
Total reportable segments	52,633	49,096	107,069	95,344
Corporate and other	992	635	1,944	1,345
Total depreciation, depletion, amortization and accretion	$53,625	$49,731	$109,013	$96,689

	June 29, 2019	December 29, 2018
Total assets:
West	$1,437,583	$1,370,501
East	1,307,364	1,253,640
Cement	887,751	877,586
Total reportable segments	3,632,698	3,501,727
Corporate and other	322,158	355,914
Total	$3,954,856	$3,857,641

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 13%, 12% and 8%, respectively, of our total revenue in 2018. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”) total annual funding available for transportation infrastructure, including state and federal funding, is estimated to be approximately $13.9 billion in fiscal year 2019 (which commenced September 1, 2018), increasing to $14.3 billion by fiscal year 2020. Further, the 2019 Unified Transportation Program (“UTP”) plans for $75 billion to fund transportation projects from 2019 through 2028, which is up from the 2018 UTP of $71 billion and more than double the previous UTP, Proposition 1 and Proposition 7 funding initiatives. In July 2019, TXDOT released a preliminary 2020 UTP presentation that proposes $76.9 billion in transportation funding through 2029. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In July 2019, the TXDOT updated its fiscal year 2019 state and local lettings estimate to $8.7 billion, up 19.6% from $7.3 billion in fiscal year 2018, and provided a fiscal year 2020 estimate of $9.2 billion, a 4.9% annual increase. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

◦
In February 2018, the federal government approved approximately $89 billion in relief funding related to a series of natural disasters, including Hurricane Harvey, which impacted our Houston market in the second half of 2017. Furthermore, in June 2019, Congress passed an additional $19.1 billion disaster aid package and released more than $4 billion to Texas that Congress originally allocated in early 2018. At the state-level, between December 2018 and January 2019, the Texas Land Commission and the City of Houston rolled out two federally funded programs, totaling $2.27 billion, assist to homeowners affected by Hurricane Harvey. In July 2019, the Texas Governor signed four bills into law aimed at bolstering the state’s emergency preparedness and disaster relief programs, including a framework that provides more than $1.6 billion for flood control projects and repairs across the state. We believe that the federal and state-level funding stemming from these legislative actions will result in the construction of significant new water and transportation infrastructure in the Houston market.

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

◦
In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the State Highway Fund each year. In September 2018, TXDOT announced that it anticipated that funding from Proposition 1 for fiscal year 2019 would be $1.37 billion, up from $734 million received in fiscal year 2018. Furthermore, in May 2019, the Texas Comptroller increased its fiscal year 2020 Proposition 1 transfer estimate to $1.7 billion and in June 2019, the Texas State Legislature extended the sunset period on Proposition 1 to 2034 from 2024.

•
Utah’s transportation investment fund has $2.3 billion programmed for 2017 through 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for several projects that the Utah Transportation Commission already approved. Furthermore, in January 2019, Utah’s Transportation Governance and Funding Task Force, appointed by the state legislature in 2017, released draft legislation that would increase fees on electric and hybrid vehicles and create a hotel room tax and local option sales tax to aid in transit development. The proposal would also authorize the Utah Department of Transportation to begin a study on a road usage charge pilot program.

•
In May 2010, Kansas passed a 10-year $8.2 billion highway bill. In May 2018, a legislative task force was convened to evaluate the current transportation system’s condition and funding of the state’s transportation system. The task force released its formal report in January 2019, concluding that it is imperative that the State of Kansas provides consistent, stable funding in order to maintain a quality transportation system; highlighting the negative impacts of $2.1 billion in transfers out of the State Highway Fund since 2011; and recommending that the state legislature review new potential sources of additional funding, including increasing registration fees, motor fuels taxes and fees for oversize vehicles and implementing new fees specific to alternative-fuel vehicles. Based on the task force’s recommendations, in March 2019, the Kansas State Legislature approved the Governor’s fiscal year 2020 budget with $1.5 billion in transportation funding, a 32% increase from the $1.1 billion in fiscal year 2019, with the further plan to eliminate all transfers out of the State Highway Fund by 2023, starting with a $108 million reduction in fiscal year 2020 transfers. Furthermore, with the Kansas Department of Transportation budget, the highway program was allocated $546 million, an increase of 138% or $317 million from fiscal year 2017.

•
Missouri’s proposed 2020 Statewide Transportation Improvement Program (“STIP”) increases funding to $4.6 billion for highway and bridge construction through 2024 from $4.5m in the 2019 STIP and $4.2 billion in the 2018 STIP.

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

As a vertically-integrated business, approximately 20% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 63% of the asphalt paving mix were laid by our paving crews during the six months ended June 29, 2019. Our backlog as of June 29, 2019, was 16.3 million tons of aggregates, 1.9 million cubic yards of ready-mix concrete, 4.4 million tons of asphalt and $541.7 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018, and certain other highlights include:

•	Net revenue increased $3.4 million and $19.4 million in the three and six months ended June 29, 2019, respectively, primarily resulting from organic growth and contributions from our acquisitions.

•
Our operating income increased $3.1 million in the three months ended June 29, 2019, as decreases in cost of revenue offset increases in depreciation, depletion, amortization and accretion expenses. Our operating income decreased $3.0 million in the six months ended June 29, 2019, primarily due to higher levels of depreciation and amortization resulting from our acquisitions in 2018 and a new cement terminal in late 2018. Our general and administrative expenses for the three and six month periods ended June 29, 2019 were lower than the comparable period in 2018 primarily due to reduced stock-based compensation charges in 2019.

•
In March 2019, we issued $300.0 million of 6.500% senior notes due 2027 (the “2027 Notes”), resulting in net proceeds of $296.3 million, after related fees and expenses. The proceeds from the 2027 Notes were used to redeem the $250.0 million of 8.500% senior notes due 2022 (the “2022 Notes”).

•
In February 2019, we entered into Incremental Amendment No. 4 to the Credit Agreement (as defined below) increasing the size of our revolving credit facility to $345.0 million and extending the maturity date to February 2024.

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
The table below includes revenue and operating income (loss) by segment for the three and six months ended June 29, 2019 and June 30, 2018. Operating income (loss) by segment is computed as earnings before interest, taxes and other income/expense.

	Three months ended				Six months ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$300,212	$31,624	$321,713	$38,413	$482,157	$20,002	$503,426	$32,283
East	216,132	33,662	197,336	26,939	329,520	16,406	292,493	6,051
Cement	84,547	25,480	81,841	25,838	121,853	12,570	119,392	22,990
Corporate (1)	—	(10,344)	—	(13,911)	—	(26,227)	—	(35,570)
Total	$600,891	$80,422	$600,890	$77,279	$933,530	$22,751	$915,311	$25,754

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended June 29, 2019 and June 30, 2018.

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(in thousands)
Net revenue	$552,591	$549,235	$858,541	$839,151
Delivery and subcontract revenue	48,300	51,655	74,989	76,160
Total revenue	600,891	600,890	933,530	915,311
Cost of revenue (excluding items shown separately below)	405,493	410,932	672,497	658,793
General and administrative expenses	60,961	61,657	128,571	131,518
Depreciation, depletion, amortization and accretion	53,625	49,731	109,013	96,689
Transaction costs	390	1,291	698	2,557
Operating income	80,422	77,279	22,751	25,754
Interest expense (1)	29,401	28,943	59,506	57,727
Loss on debt financings	—	149	14,565	149
Other income, net	(3,676)	(916)	(6,479)	(8,571)
Income (loss) from operation before taxes	54,697	49,103	(44,841)	(23,551)
Income tax expense (benefit) (1)	16,707	12,190	(11,330)	(4,516)
Net income (loss)	$37,990	$36,913	$(33,511)	$(19,035)

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.1 million and $0.3 million less interest expense than Summit Inc. in the three and six months ended June 29, 2019, respectively. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Net revenue	$552,591	$549,235	$3,356	0.6%	$858,541	$839,151	$19,390	2.3%
Operating income	80,422	77,279	3,143	4.1%	22,751	25,754	(3,003)	(11.7)%
Operating margin percentage	14.6%	14.1%			2.6%	3.1%
Adjusted EBITDA (1)	$140,466	$135,341	$5,125	3.8%	$147,054	$140,854	$6,200	4.4%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $3.4 million in the three months ended June 29, 2019, resulting from both organic growth and our acquisition program. Of the increase in net revenue, $26.4 million was from increased sales of materials, offset by a $4.3 million decrease in service revenue and $18.7 million decrease in sales of products. We generated organic volume growth of 4.4% in aggregates, while our organic ready-mix concrete and asphalt volumes decreased 7.2% and 2.5%, respectively. Our cement line of business had a 2.6% increase in organic volume. We had organic price growth in across all of our lines of business during the second quarter of 2019. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

Net revenue increased $19.4 million in the six months ended June 29, 2019, primarily resulting from our acquisition program as well as organic growth in our aggregates and asphalt operations. Of the increase in net revenue, $46.1 million was from increased sales of materials, offset by a $3.1 million decrease in service revenue and a $23.6 million decrease in sales of products. We generated organic volume growth of 5.3%, 2.2% and 1.6% in aggregates, cement and asphalt, respectively, during the first six months of 2019 over the prior year period, while our organic ready-mix volumes decreased 6.5% compared to the first six months of 2018. We had organic price growth in our aggregate and asphalt lines of business of 7.4% and 6.2%, respectively, during the first six months of 2019. Organic cement volumes increased by 2.2%, while organic cement pricing was flat during the first six months of 2019. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended June 29, 2019, our net revenue increased $12.1 million from acquisitions, offset by $8.7 million of organic declines. Operating income increased by $3.1 million in the second quarter of 2019 as compared to the second quarter of 2018 primarily as a result of a decrease in our cost of revenue and additional decreases in our general and administrative expense and transaction costs. Our general and administrative expenses and transaction costs decreased in the second quarter of 2019 as compared to the same period a year ago, due to fewer acquisitions through the first half of the year. Our depreciation, depletion, amortization and accretion increased $3.9 million primarily due to lower levels of cement production in our Cement segment led to less depreciation being capitalized into inventory, as well as higher depreciation levels from our acquisition program.

In the six months ended June 29, 2019, our net revenue increased $23.6 million from acquisitions, offset by $4.2 million of organic declines. Operating income decreased by $3.0 million in the first six months of 2019 as compared to the first six months of 2018 primarily as a result of a $12.3 million increase in depreciation, depletion, amortization and accretion expense, partially offset by a decrease in general and administrative expenses. Our depreciation, depletion, amortization and accretion expense is higher in 2019 partially due to acquisitions completed in the second half of 2018, as well as less depreciation being capitalized into inventory as inventory levels are decreased.

Our operating margin percentage increased from 14.1% to 14.6% and decreased from 3.1% to 2.6% in the three and six months ended June 29, 2019, respectively, due to the items noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $5.1 million and $6.2 million in the three and six months ended June 29, 2019, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Revenue by product*:
Aggregates	$161,842	$134,213	$27,629	20.6%	$270,230	$221,092	$49,138	22.2%
Cement	80,248	77,714	2,534	3.3%	113,848	111,480	2,368	2.1%
Ready-mix concrete	154,239	160,930	(6,691)	(4.2)%	271,667	283,238	(11,571)	(4.1)%
Asphalt	104,007	91,951	12,056	13.1%	130,404	110,253	20,151	18.3%
Paving and related services	162,467	173,081	(10,614)	(6.1)%	208,094	219,481	(11,387)	(5.2)%
Other	(61,912)	(36,999)	(24,913)	(67.3)%	(60,713)	(30,233)	(30,480)	(100.8)%
Total revenue	$600,891	$600,890	$1	—%	$933,530	$915,311	$18,219	2.0%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three months ended
	June 29, 2019		June 30, 2018
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	14,528	$11.14	13,151	$10.21	10.5%	9.1%
Cement	698	114.95	680	114.21	2.6%	0.6%
Ready-mix concrete	1,398	110.35	1,503	107.09	(7.0)%	3.0%
Asphalt	1,596	58.16	1,611	54.70	(0.9)%	6.3%

	Six months ended
	June 29, 2019		June 30, 2018
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	24,735	$10.93	21,966	$10.07	12.6%	8.5%
Cement	995	114.46	974	114.46	2.2%	—%
Ready-mix concrete	2,489	109.15	2,645	107.09	(5.9)%	1.9%
Asphalt	2,017	57.42	1,961	54.23	2.9%	5.9%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $27.6 million and $49.1 million in the three and six months ended June 29, 2019, respectively, due to increased volumes and improved average sales prices. Aggregate volumes were positively affected by our acquisition program and organic growth in both the West and East segments. Organic aggregate volumes increased 5.3% in the first half of 2019 as compared to the same period a year ago primarily due to increases in Kansas and Texas markets. Aggregate average sales prices of $10.93 per ton increased 8.5% in the first six months of 2019 as compared to the first six months of 2018, supported by strong increases in Missouri.

Revenue from cement increased $2.5 million and $2.4 million in the three and six months ended June 29, 2019, respectively, primarily due to a 2.2% increase in organic volume, as organic average sales prices remained flat.

Revenue from ready-mix concrete decreased $6.7 million and $11.6 million in the three and six months ended June 29, 2019, respectively, due to a 6.5% decrease in organic volumes primarily in our Texas and Intermountain regions partially offset by a 1.8% increase in organic average sales prices. Volumes in the Texas and Intermountain regions were impacted by less favorable weather conditions during the first half of 2019 as compared to 2018.

Revenue from asphalt increased $12.1 million and $20.2 million in the three and six months ended June 29, 2019, respectively. In the first half of 2019, our organic increases in volumes and pricing were 1.6% and 6.2%, respectively, with strong pricing gains in Kansas and the Intermountain geographies.

Other Financial Information

Loss on Debt Financings

In March 2019, we used the net proceeds from the offering of the 2027 Notes to redeem all of the outstanding 2022 Notes. In connection with that transaction, charges of $14.6 million were recognized in the six months ended June 29, 2019. The fees included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Other Income, net

During the second quarter of 2019, we reduced the estimated liability related to an earnout provision for one of our operations in the East segment by $2.0 million. As the period of time to record this adjustment against the purchase accounting entries had passed, this adjustment was recorded as other income.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $16.7 million and $(11.3) million in the three and six months ended June 29, 2019, respectively, and our income tax expense (benefit) was $12.2 million and $(4.5) million in the three and six months ended June 30, 2018, respectively. Our effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) the minority interest in the Summit Holdings partnership that is allocated outside of the Company, (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs and (5) unrecognized tax benefits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of June 29, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $27.9 million and $19.4 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Net revenue	$273,306	$293,685	$(20,379)	(6.9)%	$441,535	$462,629	$(21,094)	(4.6)%
Operating income	31,624	38,413	(6,789)	(17.7)%	20,002	32,283	(12,281)	(38.0)%
Operating margin percentage	11.6%	13.1%			4.5%	7.0%
Adjusted EBITDA (1)	$54,820	$61,227	$(6,407)	(10.5)%	$69,118	$77,400	$(8,282)	(10.7)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue decreased $20.4 million in the three months ended June 29, 2019, primarily resulting from the sale a non-core business in the third quarter of 2018 partially offset by increases in organic aggregate volumes and average sales prices in the second quarter of 2019. Unfavorable weather in Texas and Utah impacted our ready-mix volumes, which were down 5.9% in the second quarter of 2019 compared to the same period in 2018, while average sales prices for ready-mix improved 3.4%.

Net revenue in the West segment decreased $21.1 million in the six months ended June 29, 2019, primarily due to the sale of a non-core business in the third quarter of 2018, partially offset by increases in net revenues from aggregates. Organic aggregate volumes increased 4.8% in the first half of 2019 as compared to the first half of 2018, and organic aggregates average sales prices increased 4.6%. Organic ready-mix concrete volumes were down 5.8% while we achieved a 1.5% increase in organic ready-mix concrete average sales prices.

The West segment’s operating income decreased $6.8 million and $12.3 million in the three and six months ended June 29, 2019, respectively, Adjusted EBITDA declined $6.4 million and $8.3 million in the three and six months ended June 29, 2019, respectively. The decreases in operating income and Adjusted EBITDA primarily due to the sale of a non-core business in the third quarter of 2018, as well as operational inefficiencies related to the loss of a piece of mining equipment in the second quarter of 2019. Further, colder weather conditions in our Utah and Colorado markets had a negative effect on our operational efficiencies. The operating margin percentage in the West segment decreased in the three and six months ended June 29, 2019 to 11.6% from 13.1% and to 4.5% from 7.0% as compared to the three and six months ended June 30, 2018, respectively, due to the impact of the same items noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Revenue by product*:
Aggregates	$64,737	$56,814	$7,923	13.9%	$112,726	$99,530	$13,196	13.3%
Ready-mix concrete	117,098	120,362	(3,264)	(2.7)%	212,106	219,621	(7,515)	(3.4)%
Asphalt	70,797	65,394	5,403	8.3%	95,098	82,273	12,825	15.6%
Paving and related services	100,467	110,312	(9,845)	(8.9)%	131,241	141,578	(10,337)	(7.3)%
Other	(52,887)	(31,169)	(21,718)	(69.7)%	(69,014)	(39,576)	(29,438)	(74.4)%
Total revenue	$300,212	$321,713	$(21,501)	(6.7)%	$482,157	$503,426	$(21,269)	(4.2)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other” which also includes revenue from a non-core business which was sold in the third quarter of 2018. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and six months ended June 29, 2019 from the three and six months ended June 30, 2018 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	8.5%	5.1%	7.7%	5.1%
Ready-mix concrete	(5.9)%	3.4%	(5.0)%	1.7%
Asphalt	(3.0)%	4.1%	2.5%	3.3%

Gross revenue from aggregates in the West segment increased $7.9 million and $13.2 million in the three and six months ended June 29, 2019, respectively, due to an increase in organic volumes and average selling prices. The increase in aggregates volumes was primarily in our Texas markets. Aggregates pricing for the three and six months ended June 29, 2019 increased 5.1% and 5.1%, respectively, when compared to the same period in 2018.

Revenue from ready-mix concrete in the West segment decreased $3.3 million and $7.5 million in the three and six months ended June 29, 2019, respectively, as organic volumes decreased and were partially offset by increases in average sales prices. For the six months ended June 29, 2019, our ready-mix concrete organic volumes decreased 5.8% due to challenging weather conditions in Texas and the Intermountain geographies.

Revenue from asphalt in the West segment increased $5.4 million and $12.8 million in the three and six months ended June 29, 2019, respectively. Our second quarter asphalt volumes decreased 3.0%, while our volumes in the first six months of 2019 were 2.5% higher than the comparable period in 2018. Average sales prices for asphalt increased 4.1% and 3.3% in the three and six month periods ended June 2019, respectively. Additionally, our liquid asphalt terminal, damaged by Hurricane Harvey, was in service during the three and six months ended June 29, 2019 but not in the comparable 2018 periods. Revenue for paving and related services in the West segment decreased by $9.8 million and $10.3 million in the three and six months ended June 29, 2019, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 29, 2019 was approximately ($2.2) million and $20.7 million, respectively.

Our Austin operation operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018. In 2019, in the six months ended June 29, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

East Segment

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Net revenue	$194,738	$173,709	$21,029	12.1%	$295,153	$257,130	$38,023	14.8%
Operating income	33,662	26,939	6,723	25.0%	16,406	6,051	10,355	171.1%
Operating margin percentage	17.3%	15.5%			5.6%	2.4%
Adjusted EBITDA (1)	$54,412	$45,395	$9,017	19.9%	$57,654	$42,192	$15,462	36.6%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $21.0 million and $38.0 million in the three and six month periods ended June 29, 2019, respectively, as compared to the same period a year ago, primarily due to growth in our aggregates business, both in organic volumes and organic average sales prices. Operating income increased $6.7 million and $10.4 million in the three and six months ended June 29, 2019, respectively, over the same period a year ago. The increase in operating income for the three and six months ended June 29, 2019 was due to a mix of acquisition and organic growth in aggregate volumes and net revenue, offset by increases in general and administrative expenses and depreciation, deletion, amortization and accretion primarily related to 2018 acquisitions. Adjusted EBITDA increased $9.0 million and $15.5 million in the three and six months ended June 29, 2019, respectively, due to the items noted above relating to operating income.

Operating margin percentage for the three and six months ended June 29, 2019 improved to 17.3% from 15.5% and to 5.6% from 2.4%, respectively, from the comparable period a year ago, as average sales prices increased more than our cost of revenues.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Revenue by product*:
Aggregates	$97,105	$77,399	$19,706	25.5%	$157,504	$121,562	$35,942	29.6%
Ready-mix concrete	37,141	40,568	(3,427)	(8.4)%	59,561	63,617	(4,056)	(6.4)%
Asphalt	33,210	26,557	6,653	25.1%	35,306	27,980	7,326	26.2%
Paving and related services	62,000	62,769	(769)	(1.2)%	76,853	77,903	(1,050)	(1.3)%
Other	(13,324)	(9,957)	(3,367)	(33.8)%	296	1,431	(1,135)	(79.3)%
Total revenue	$216,132	$197,336	$18,796	9.5%	$329,520	$292,493	$37,027	12.7%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended June 29, 2019 from the three and six months ended June 30, 2018 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	12.1%	11.9%	17.0%	10.8%
Ready-mix concrete	(10.2)%	1.8%	(9.0)%	2.8%
Asphalt	4.3%	12.8%	3.8%	14.8%

Gross revenue from aggregates in the East segment increased $19.7 million and 35.9 million in the three and six months ended June 29, 2019, respectively, primarily due to growth in organic aggregates volumes and to a lesser extent, acquisitions in 2018. Aggregate volumes in the first six months of 2019 increased 17.0%, as a result of both organic and acquisition volumes. Aggregates pricing increased in the three and six month period of 2019 as organic average sales prices increased 10.6% and 9.5%, respectively.

Revenue from ready-mix concrete in the East segment decreased $3.4 million and $4.1 million in the three and six months ended June 29, 2019, respectively, as compared to the same period in 2018. In the three and six months ended June 29, 2019, declines in our organic volumes were partially offset by an increase in average sales prices of 1.8% and 2.8%, respectively. The declines in ready-mix concrete volumes occurred primarily in Arkansas and Kansas.

Revenue from asphalt increased $6.7 million and $7.3 million in the three and six months ended June 29, 2019, respectively, when compared to the comparable period of 2018. The increase was mainly attributable to increased organic pricing. Asphalt pricing increased 14.8% as the sales mix favored higher priced markets as well as increases in liquid asphalt volumes and pricing from our terminals. The $0.8 million and $1.1 million decrease in paving and related service revenue in the three and six months ended June 29, 2019, respectively, was primarily due to decreased paving volumes.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 29, 2019 was approximately $18.0 million and $21.1 million, respectively.

Cement Segment

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Net revenue	$84,547	$81,841	$2,706	3.3%	$121,853	$119,392	$2,461	2.1%
Operating income	25,480	25,838	(358)	(1.4)%	12,570	22,990	(10,420)	(45.3)%
Operating margin percentage	30.1%	31.6%			10.3%	19.3%
Adjusted EBITDA (1)	$35,441	$34,660	$781	2.3%	$32,854	$38,327	$(5,473)	(14.3)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $2.7 million and $2.5 million in the three and six months ended June 29, 2019, respectively, primarily due to a 2.2% increase in organic volume.

The Cement segment’s operating income was flat during the three months ended June 29, 2019, while it decreased $10.4 million in the six months ended June 29, 2019. Adjusted EBITDA increased $0.8 million and decreased $5.5 million in the three and six months ended June 29, 2019, respectively. Operating margin percentage for the three and six months ended June 29, 2019 decreased to 30.1% from 31.6% and to 10.3% from 19.3%, respectively, from the comparable periods a year ago. The increase in operating loss and decrease in operating margin for the six months ended June 29, 2019 was primarily due to flood levels on the Mississippi River, resulting in lower levels of production due to extended plant shutdowns in 2019 which resulted in higher costs of revenue as less production costs were capitalized into inventory. Further, the lower production levels in the first half of 2019 as compared to 2018 also resulted in higher depreciation expense as less depreciation was capitalized into inventory.

Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2019	June 30, 2018	Variance		June 29, 2019	June 30, 2018	Variance
Revenue by product*:
Cement	$80,248	$77,714	$2,534	3.3%	$113,848	$111,480	$2,368	2.1%
Other	4,299	4,127	172	4.2%	8,005	7,912	93	1.2%
Total revenue	$84,547	$81,841	$2,706	3.3%	$121,853	$119,392	$2,461	2.1%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended June 29, 2019 from the three and six months ended June 30, 2018 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	2.6%	0.6%	2.2%	—%

Revenue from cement increased $2.5 million and $2.4 million in the three and six months ended June 29, 2019, respectively, as organic cement pricing in the three and six months ended June 29, 2019 was flat, while we obtained a 2.6% and 2.2% increase in volumes, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of June 29, 2019, we had $67.7 million in cash and cash equivalents and $323.6 million of working capital compared to $128.5 million and $330.9 million, respectively, at December 29, 2018. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of June 29, 2019 or December 29, 2018. Our remaining borrowing capacity on our senior secured revolving credit facility was $329.8 million as of June 29, 2019, which is net of $15.2 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of June 29, 2019 and December 29, 2018, our long-term borrowings totaled $1.9 billion and $1.8 billion, respectively, for which we incurred $25.6 million and $51.9 million of interest expense for the three and six months ended June 29, 2019, and $25.6 million and $51.3 million for the three and six months ended June 30, 2018. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of June 29, 2019.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of June 29, 2019, we were in compliance with all debt covenants.

At June 29, 2019 and December 29, 2018, $1.9 billion and $1.8 billion of total debt, respectively, was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended June 29, 2019 and June 30, 2018:

	Summit Inc.
(in thousands)	June 29, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$15,948	$(33,718)
Investing activities	(100,845)	(270,059)
Financing activities	23,853	(28,904)

Operating activities

During the six months ended June 29, 2019, cash provided by operating activities was $15.9 million primarily as a result of:

•	Net loss of $33.5 million, offset by non-cash expenses, including $111.0 million of depreciation, depletion, amortization and accretion expense and $10.6 million of share-based compensation.

•
Billed and unbilled accounts receivable increased by $106.0 million in the first half of 2019 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $36.8 million of interest payments in the six months ended June 29, 2019.

During the six months ended June 30, 2018, cash used in operating activities was $33.7 million primarily as a result of:

•	Net loss of $19.0 million, offset by non-cash expenses, including $98.6 million of depreciation, depletion, amortization and accretion and $14.2 million of share-based compensation.

•
Additional investment in inventory of $44.4 million consistent with the seasonality of our business for which our inventory levels typically increase in the first half of the year in preparation for the upcoming season.

•	Billed and unbilled accounts receivable increased by $92.3 million in the first six months of 2018 as a result of the seasonality of our business as described above.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business as described above. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $52.2 million of interest payments in the six months ended June 30, 2018.

Investing activities

During the six months ended June 29, 2019, cash used for investing activities was $100.8 million, of which $2.8 million related to the one acquisition completed in the period and $105.6 million was invested in capital expenditures, which was partially offset by $8.0 million of proceeds from asset sales.

During the six months ended June 30, 2018, cash used for investing activities was $270.1 million, of which $153.2 million related to the seven acquisitions completed in the period and $131.7 million was invested in capital expenditures, which was partially offset by $14.1 million of proceeds from asset sales.

Financing activities

During the six months ended June 29, 2019, cash provided by financing activities was $23.9 million. We received $0.8 million of proceeds from stock option exercises and $300.0 million from proceeds from debt issuance, which was offset by $9.2 million of payments on acquisition-related liabilities and $261.0 million of payments on debt.

During the six months ended June 30, 2018, cash used in financing activities was $28.9 million. We received $15.6 million of proceeds from stock option exercises, which was partially offset by $31.2 million of payments on acquisition related liabilities and $10.8 million of payments on debt.

Cash paid for capital expenditures

We paid cash of approximately $105.6 million in capital expenditures in the six months ended June 29, 2019 compared to $131.7 million in the six months ended June 30, 2018.

We estimate that we will invest between $160.0 million and $175.0 million in capital expenditures in 2019, which we expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In the first quarter of 2019, we completed the construction of a new aggregates plant in Vancouver which is now fully operational. We also expect to complete two new aggregates plants in Georgia and make aggregate plant improvements in Texas, Virginia, Kansas, Kentucky and Vancouver, investing approximately $37.7 million in these projects in 2019. Further, we also plan to purchase land reserves for greenfield opportunities in Virginia and Texas for approximately $8.5 million in the third quarter. In addition, we are in the process of installing a high efficiency finish mill separator at our cement plant in Davenport, Iowa for $4.0 million, with completion expected to occur in the third quarter 2019.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of June 29, 2019, we had accrued $309.7 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $19.25 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended June 29, 2019, and a contractually defined discount rate of 3.18%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $276.4 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of June 29, 2019, we had no material off-balance sheet arrangements.
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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 29, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$30,739	$35,175	$27,917	$(55,841)	$37,990
Interest expense (income) (1)	751	1,047	(2,345)	29,948	29,401
Income tax expense (1)	777	64	—	15,866	16,707
Depreciation, depletion and amortization	22,784	19,540	9,719	992	53,035
EBITDA	$55,051	$55,826	$35,291	$(9,035)	$137,133
Accretion	140	300	150	—	590
Transaction costs	11	—	—	379	390
Non-cash compensation	—	—	—	4,699	4,699
Other (2)	(382)	(1,714)	—	(250)	(2,346)
Adjusted EBITDA (1)	$54,820	$54,412	$35,441	$(4,207)	$140,466

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 29, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$21,187	$16,808	$17,349	$(88,855)	$(33,511)
Interest expense (income) (1)	1,494	2,055	(4,664)	60,621	59,506
Income tax expense (benefit) (1)	334	118	—	(11,782)	(11,330)
Depreciation, depletion and amortization	46,580	39,445	19,873	1,944	107,842
EBITDA	$69,595	$58,426	$32,558	$(38,072)	$122,507
Accretion	269	606	296	—	1,171
Loss on debt financings	—	—	—	14,565	14,565
Transaction costs	11	—	—	687	698
Non-cash compensation	—	—	—	10,605	10,605
Other (2)	(757)	(1,378)	—	(357)	(2,492)
Adjusted EBITDA (1)	$69,118	$57,654	$32,854	$(12,572)	$147,054

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 30, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$36,532	$26,421	$27,458	$(53,498)	$36,913
Interest expense (income) (1)	1,554	947	(1,479)	27,921	28,943
Income tax expense (benefit)	431	(84)	—	11,843	12,190
Depreciation, depletion and amortization	22,445	17,606	8,716	635	49,402
EBITDA	$60,962	$44,890	$34,695	$(13,099)	$127,448
Accretion	144	220	(35)	—	329
Loss on debt financings	—	—	—	149	149
Transaction costs	(2)	—	—	1,293	1,291
Non-cash compensation	—	—	—	5,683	5,683
Other	123	285	—	33	441
Adjusted EBITDA (1)	$61,227	$45,395	$34,660	$(5,941)	$135,341

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 30, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$36,604	$4,777	$26,361	$(86,777)	$(19,035)
Interest expense (benefit) (1)	2,734	1,553	(3,085)	56,525	57,727
Income tax expense (benefit)	49	(270)	—	(4,295)	(4,516)
Depreciation, depletion and amortization	44,453	35,118	15,029	1,345	95,945
EBITDA	$83,840	$41,178	$38,305	$(33,202)	$130,121
Accretion	287	435	22	—	744
Loss on debt financings	—	—	—	149	149
Transaction costs	(6)	—	—	2,563	2,557
Non-cash compensation	—	—	—	14,190	14,190
Other (2)	(6,721)	579	—	(765)	(6,907)
Adjusted EBITDA (1)	$77,400	$42,192	$38,327	$(17,065)	$140,854

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.1 and $0.3 million less than Summit LLC and its subsidiaries in the three and six months ended June 29, 2019, respectively, and $0.2 million and $0.4 million less in the three and six months ended June 30, 2018, respectively, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

(2)
In the three and six months ended June 29, 2019, we negotiated a $2.0 million reduction in the amount of a contingent liability from one of our acquisitions. In the six months ended June 30, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded in the respective period as other income.

Reconciliation of Working Capital	June 29, 2019	December 29, 2018
($ in thousands)
Total current assets	$628,387	$591,540
Less total current liabilities	(304,825)	(260,657)
Working capital	$323,562	$330,883

	Three months ended		Six months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
($ in thousands)
Operating income	$80,422	$77,279	$22,751	$25,754
General and administrative expenses	60,961	61,657	128,571	131,518
Depreciation, depletion, amortization and accretion	53,625	49,731	109,013	96,689
Transaction costs	390	1,291	698	2,557
Adjusted Cash Gross Profit (exclusive of items shown separately)	$195,398	$189,958	$261,033	$256,518
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	35.4%	34.6%	30.4%	30.6%

(1)	Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of June 29, 2019. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of June 29, 2019. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 1, 2019	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)