Form 10-Q
period 2019-09-28
Summit Materials, Inc.; Summit Materials, LLC
filed 2019-10-30
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
As of October 28, 2019, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 112,279,406 and 99, respectively.
As of October 28, 2019, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 28, 2019, its sole material asset was a 97.1% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/8% senior notes due 2023 (“2023 Notes”), our 5 1/8% senior notes due 2025 (“2025 Notes”) and our 6 1/2 % senior notes due 2027 (“2027 Notes” and collectively with the 2023 Notes and 2025 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and nine months ended September 28, 2019 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of September 28, 2019. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
Limited Partners
No voting rights in Summit Holdings (2)
2.9% of outstanding LP Units
General Partner
100% of voting power in Summit Holdings
97.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$650.0 million 2023 Notes
$300.0 million 2025 Notes
$300.0 million 2027 Notes
$345.0 million revolving credit facility
$625.8 million term loan facility
100%
Guarantor Subsidiaries
100%
100%
$650.0 million 2023 Notes
$300.0 million 2025 Notes
$300.0 million 2027 Notes
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 28, 2019	December 29, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$182,589	$128,508
Accounts receivable, net	337,060	214,518
Costs and estimated earnings in excess of billings	49,715	18,602
Inventories	197,015	213,851
Other current assets	12,037	16,061
Total current assets	778,416	591,540
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 28, 2019 - $923,439 and December 29, 2018 - $794,251)	1,762,307	1,780,132
Goodwill	1,198,496	1,192,028
Intangible assets, less accumulated amortization (September 28, 2019 - $9,666 and December 29, 2018 - $8,247)	24,446	18,460
Deferred tax assets, less valuation allowance (September 28, 2019 - $29,472 and December 29, 2018 - $19,366)	193,632	225,397
Operating lease right-of-use assets	33,045	—
Other assets	51,772	50,084
Total assets	$4,042,114	$3,857,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	34,398	34,270
Accounts payable	152,232	107,702
Accrued expenses	118,003	100,491
Current operating lease liabilities	8,609	—
Billings in excess of costs and estimated earnings	12,476	11,840
Total current liabilities	332,072	260,657
Long-term debt	1,853,414	1,807,502
Acquisition-related liabilities	40,662	49,468
Tax receivable agreement liability	310,098	309,674
Noncurrent operating lease liabilities	25,329	—
Other noncurrent liabilities	93,761	88,195
Total liabilities	2,655,336	2,515,496
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 112,275,998 and 111,658,927 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	1,124	1,117
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of September 28, 2019 and December 29, 2018	—	—
Additional paid-in capital	1,212,240	1,194,204
Accumulated earnings	153,134	129,739
Accumulated other comprehensive income	4,938	2,681
Stockholders’ equity	1,371,436	1,327,741
Noncontrolling interest in Summit Holdings	15,342	14,404
Total stockholders’ equity	1,386,778	1,342,145
Total liabilities and stockholders’ equity	$4,042,114	$3,857,641
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Product	$554,721	$512,822	$1,293,999	$1,229,596
Service	111,126	112,195	230,389	234,572
Net revenue	665,847	625,017	1,524,388	1,464,168
Delivery and subcontract revenue	66,235	69,644	141,224	145,804
Total revenue	732,082	694,661	1,665,612	1,609,972
Cost of revenue (excluding items shown separately below):
Product	338,119	321,586	846,702	814,166
Service	78,625	80,573	167,550	170,626
Net cost of revenue	416,744	402,159	1,014,252	984,792
Delivery and subcontract cost	66,235	69,644	141,224	145,804
Total cost of revenue	482,979	471,803	1,155,476	1,130,596
General and administrative expenses	62,344	59,457	190,915	190,975
Depreciation, depletion, amortization and accretion	55,127	53,974	164,140	150,663
Transaction costs	751	1,260	1,449	3,817
Operating income	130,881	108,167	153,632	133,921
Interest expense	28,917	28,889	88,423	86,616
Loss on debt financings	—	—	14,565	149
Gain on sale of business	—	(12,108)	—	(12,108)
Other income, net	(1,875)	(3,371)	(8,354)	(11,942)
Income from operations before taxes	103,839	94,757	58,998	71,206
Income tax expense	45,602	20,765	34,272	16,249
Net income	58,237	73,992	24,726	54,957
Net income attributable to Summit Holdings	2,480	2,703	1,331	1,888
Net income attributable to Summit Inc.	$55,757	$71,289	$23,395	$53,069
Earnings per share of Class A common stock:
Basic	$0.50	$0.64	$0.21	$0.48
Diluted	$0.48	$0.64	$0.21	$0.47
Weighted average shares of Class A common stock:
Basic	112,179,137	111,641,344	112,020,275	111,288,211
Diluted	115,505,122	111,940,067	112,497,610	112,472,724

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$58,237	$73,992	$24,726	$54,957
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,328)	1,970	3,263	(3,179)
Income (loss) on cash flow hedges	155	87	(148)	1,443
Less tax effect of other comprehensive income (loss) items	284	(507)	(766)	428
Other comprehensive (loss) income	(889)	1,550	2,349	(1,308)
Comprehensive income	57,348	75,542	27,075	53,649
Less comprehensive income attributable to Summit Holdings	2,444	2,764	1,423	1,832
Comprehensive income attributable to Summit Inc.	$54,904	$72,778	$25,652	$51,817

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 28, 2019	September 29, 2018
Cash flow from operating activities:
Net income	$24,726	$54,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	166,997	152,829
Share-based compensation expense	15,424	19,833
Net gain on asset disposals	(8,030)	(27,261)
Non-cash loss on debt financings	2,850	—
Change in deferred tax asset, net	32,736	12,577
Other	(1,609)	873
(Increase) decrease in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(121,196)	(90,481)
Inventories	16,296	(26,027)
Costs and estimated earnings in excess of billings	(31,085)	(37,643)
Other current assets	5,635	(6,819)
Other assets	4,992	(1,217)
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	52,423	24,978
Accrued expenses	8,447	(2,197)
Billings in excess of costs and estimated earnings	618	(3,850)
Tax receivable agreement liability	424	1,812
Other liabilities	(5,805)	(1,807)
Net cash provided by operating activities	163,843	70,557
Cash flow from investing activities:
Acquisitions, net of cash acquired	(2,842)	(210,894)
Purchases of property, plant and equipment	(139,762)	(183,752)
Proceeds from the sale of property, plant and equipment	13,035	18,426
Proceeds from sale of business	—	21,564
Other	(207)	2,660
Net cash used for investing activities	(129,776)	(351,996)
Cash flow from financing activities:
Proceeds from debt issuances	300,000	64,500
Debt issuance costs	(6,312)	(550)
Payments on debt	(264,906)	(79,027)
Payments on acquisition-related liabilities	(11,000)	(35,321)
Distributions from partnership	—	(69)
Proceeds from stock option exercises	2,559	15,615
Other	(501)	(1,913)
Net cash provided by (used in) financing activities	19,840	(36,765)
Impact of foreign currency on cash	174	(422)
Net increase (decrease) in cash	54,081	(318,626)
Cash and cash equivalents—beginning of period	128,508	383,556
Cash and cash equivalents—end of period	$182,589	$64,930
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net loss	(68,772)	—	—	—	—	—	—	(2,729)	(71,501)
LP Unit exchanges	—	—	17,500	—	—	—	122	(122)	—
Other comprehensive income, net of tax	—	1,584	—	—	—	—	—	66	1,650
Stock option exercises	—	—	43,142	1	—	—	766	—	767
Share-based compensation	—	—	—	—	—	—	5,906	—	5,906
Shares redeemed to settle taxes and other	—	—	347,962	3	—	—	(495)	—	(492)
Balance — March 30, 2019	$60,967	$4,265	112,067,531	$1,121	99	$—	$1,200,503	$11,619	$1,278,475
Net loss	36,410	—	—	—	—	—	—	1,580	37,990
Other comprehensive income, net of tax	—	1,526	—	—	—	—	—	62	1,588
Stock option exercises	—	—	1,019	—	—	—	17	—	17
Share-based compensation	—	—	—	—	—	—	4,699	—	4,699
Shares redeemed to settle taxes and other	—	—	4,944	1	—	—	2	(1)	2
Balance — June 29, 2019	$97,377	$5,791	112,073,494	$1,122	99	$—	$1,205,221	$13,260	$1,322,771
Net income	55,757	—	—	—	—	—	—	2,480	58,237
LP Unit exchanges	—	—	89,836	1	—	—	361	(362)	—
Other comprehensive income, net of tax	—	(853)	—	—	—	—	—	(36)	(889)
Stock option exercises	—	—	99,344	1	—	—	1,774	—	1,775
Share-based compensation	—	—	—	—	—	—	4,819	—	4,819
Shares redeemed to settle taxes and other	—	—	13,324	—	—	—	65	—	65
Balance - September 28, 2019	$153,134	$4,938	112,275,998	$1,124	99	$—	$1,212,240	$15,342	$1,386,778

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721
Net loss	(53,729)	—	—	—	—	—	—	(2,219)	(55,948)
LP Unit exchanges	—	—	104,104	1	—	—	485	(486)	—
Other comprehensive loss, net of tax	—	(2,563)	—	—	—	—	—	(66)	(2,629)
Stock option exercises	—	—	856,915	9	—	—	15,468	—	15,477
Share-based compensation	—	—	—	—	—	—	8,507	—	8,507
Distributions from partnership	—	—	—	—	—	—	—	(9)	(9)
Shares redeemed to settle taxes and other	—	—	176,960	2	—	—	(1,774)	—	(1,772)
Balance — March 31, 2018	$42,104	$4,823	111,488,573	$1,116	100	$—	$1,176,906	$10,398	$1,235,347
Net income	35,509	—	—	—	—	—	—	1,404	36,913
LP Unit exchanges	—	—	125,554	1	—	—	365	(366)	—
Other comprehensive loss, net of tax	—	(178)	—	—	—	—	—	(51)	(229)
Stock option exercises	—	—	—	—	—	—	139	—	139
Share-based compensation	—	—	—	—	—	—	5,683	—	5,683
Distributions from partnership	—	—	—	—	—	—	—	(60)	(60)
Shares redeemed to settle taxes and other	—	—	15,111	—	—	—	(22)	—	(22)
Balance — June 30, 2018	$77,613	$4,645	111,629,238	$1,117	100	$—	$1,183,071	$11,325	$1,277,771
Net income	71,289	—	—	—	—	—	—	2,703	73,992
LP Unit exchanges	—	—	24,444	—	—	—	79	(79)	—
Other comprehensive loss, net of tax	—	1,489	—	—	—	—	—	61	1,550
Stock option exercises	—	—	6,983	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	5,643	—	5,643
Distributions from partnership	—	—	—	—	—	—	—	—	—
Shares redeemed to settle taxes and other	—	—	(6,113)	—	(1)	—	(86)	—	(86)
Balance — September 29, 2018	$148,902	$6,134	111,654,552	$1,117	99	$—	$1,188,707	$14,010	$1,358,870

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 28, 2019, the results of operations for the three and nine months ended September 28, 2019 and September 29, 2018 and cash flows for the nine months ended September 28, 2019 and September 29, 2018.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 28, 2019 or September 29, 2018.

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

Services

We earn revenue from the provision of services, which are primarily paving and related services, but also include landfill operations, and the receipt and disposal of waste that is converted to fuel for use in our cement plants. Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the three and nine months ended September 28, 2019.

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

Changes in the carrying amount of goodwill, by reportable segment, from December 29, 2018 to September 28, 2019 are summarized as follows:

	West	East	Cement	Total
Balance, December 29, 2018	$580,567	$406,805	$204,656	$1,192,028
Acquisitions (1)	1,167	3,621	—	4,788
Foreign currency translation adjustments	1,680	—	—	1,680
Balance, September 28, 2019	$583,414	$410,426	$204,656	$1,198,496
_____________________________________________________________________________________________

(1)	Reflects goodwill from 2019 acquisitions and working capital adjustments from prior year acquisitions.

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

	September 28, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral leases	$19,064	$(6,124)	$12,940	$19,064	$(5,259)	$13,805
Reserve rights	6,234	(2,174)	4,060	6,234	(1,940)	4,294
Trade names	1,000	(933)	67	1,000	(858)	142
Other	7,814	(435)	7,379	409	(190)	219
Total intangible assets	$34,112	$(9,666)	$24,446	$26,707	$(8,247)	$18,460

Amortization expense totaled $0.6 million and $1.4 million for the three and nine months ended September 28, 2019, respectively, and $0.5 million and $1.1 million for the three and nine months September 29, 2018, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to September 28, 2019 is as follows:

2019 (three months)	$711
2020	2,552
2021	2,164
2022	2,168
2023	2,035
2024	1,940
Thereafter	12,876
Total	$24,446

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

Revenue by product for the three and nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue by product*:
Aggregates	$137,528	$109,621	$354,050	$280,761
Cement	92,482	87,909	202,780	197,439
Ready-mix concrete	172,758	164,866	444,258	447,490
Asphalt	137,753	125,153	254,156	231,666
Paving and related services	138,083	146,477	267,732	288,119
Other	53,478	60,635	142,636	164,497
Total revenue	$732,082	$694,661	$1,665,612	$1,609,972

*Revenue from liquid asphalt terminals is included in asphalt revenue.
The following table outlines the significant changes in contract assets and contract liability balances from December 29, 2018 to September 28, 2019. Also included in the table is the net change in estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings
Balance - December 29, 2018	$18,602	$11,840
Changes in revenue billed, contract price or cost estimates	31,085	618
Other	28	18
Balance - September 28, 2019	$49,715	$12,476

Accounts receivable, net consisted of the following as of September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
Trade accounts receivable	$251,426	$157,601
Construction contract receivables	71,903	47,994
Retention receivables	17,227	15,010
Receivables from related parties	1,783	629
Accounts receivable	342,339	221,234
Less: Allowance for doubtful accounts	(5,279)	(6,716)
Accounts receivable, net	$337,060	$214,518

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.	INVENTORIES

Inventories consisted of the following as of September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
Aggregate stockpiles	$142,618	$151,300
Finished goods	25,240	34,993
Work in process	7,478	7,478
Raw materials	21,679	20,080
Total	$197,015	$213,851

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
Interest	$16,178	$26,223
Payroll and benefits	27,860	15,952
Finance lease obligations	17,288	15,557
Insurance	17,035	13,625
Non-income taxes	16,264	7,442
Professional fees	1,051	1,408
Other (1)	22,327	20,284
Total	$118,003	$100,491

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
Term Loan, due 2024:
$625.8 million and $630.6 million, net of $1.2 million and $1.3 million discount at September 28, 2019 and December 29, 2018, respectively	$624,672	$629,268
8 1⁄2% Senior Notes, due 2022	—	250,000
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $1.0 million and $1.1 million discount at September 28, 2019 and December 29, 2018, respectively	649,073	648,891
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	—
Total	1,873,745	1,828,159
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,867,391	$1,821,805

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 28, 2019, are as follows:

2019 (three months)	$1,588
2020	7,942
2021	6,354
2022	6,354
2023	656,354
2024	597,252
Thereafter	600,000
Total	1,875,844
Less: Original issue net discount	(2,099)
Less: Capitalized loan costs	(13,977)
Total debt	$1,859,768

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

As of September 28, 2019 and December 29, 2018, the Company was in compliance with all financial covenants under the applicable indentures.

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

On February 25, 2019, Summit LLC entered into Incremental Amendment No. 4 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”) which, among other things, increased the total amount available under the revolving credit facility to $345.0 million and extended the maturity date of the Credit Agreement with respect to the revolving credit commitments to February 25, 2024. During 2018 and 2017, Summit LLC entered into three different amendments to the Credit Agreement, which among other things, reduced the applicable margin in respect to the outstanding principal amount at the time of the respective amendments.

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

There were no outstanding borrowings under the revolving credit facility as of September 28, 2019 and December 29, 2018, with borrowing capacity of $329.8 million remaining as of September 28, 2019, which is net of $15.2 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of September 28, 2019 and December 29, 2018, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
The following table presents the activity for the deferred financing fees for the nine months ended September 28, 2019 and September 29, 2018:

Deferred financing fees
Balance—December 29, 2018	$15,475
Loan origination fees	6,312
Amortization	(2,668)
Write off of deferred financing fees	(2,851)
Balance—September 28, 2019	$16,268

Balance - December 30, 2017	$19,033
Loan origination fees	550
Amortization	(3,074)
Balance - September 29, 2018	$16,509

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of September 28, 2019 or December 29, 2018.

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

Our income tax expense was $45.6 million and $34.3 million in the three and nine months ended September 28, 2019, respectively, and our income tax expense was $20.8 million and $16.2 million in the three and nine months ended September 29, 2018, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits related in the deductibility of interest expense as noted below, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the three and nine months ended September 28, 2019, the increase in the Company's effective tax rate, and related income tax expense, over the prior year is in response to the adoption of proposed regulations issued in late 2018 related to tax reform legislation. The Company’s income tax provision is calculated under the provisions of the proposed regulations, which will limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

As of September 28, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $29.5 million and $19.4 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Summit Inc. and its subsidiaries expect additional unrecognized tax benefits related to the deductibility of interest expense in 2019 that if recognized would affect the annual effective tax rate, and included that in its estimate of those amounts in its annual effective tax rate. We did not recognize interest or penalties related to this amount as it is offset by other attributes. No material interest or penalties were recognized in income tax expense during the three and nine months ended September 28, 2019 and September 29, 2018. No uncertain tax benefits were recognized in the three and nine months ended September 29, 2018.

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

In the nine months ended September 28, 2019, 107,336 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $0.4 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an increase in additional paid in capital. As of September 28, 2019 and December 29, 2018, we had recorded $310.1 million and $310.3 million of TRA liability, respectively, of which $0.6 million was classified as accrued expenses as of December 29, 2018.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the nine months ended September 28, 2019 and made $0.1 million in tax distributions in the nine months ended September 29, 2018.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income attributable to Summit Inc.	$55,757	$71,289	$23,395	$53,069
Weighted average shares of Class A stock outstanding	112,179,137	111,641,344	112,020,275	111,288,211
Basic earnings per share	$0.50	$0.64	$0.21	$0.48

Diluted net income attributable to Summit Inc.	$55,757	$71,289	$23,395	$53,069

Weighted average shares of Class A stock outstanding	112,179,137	111,641,344	112,020,275	111,288,211
Add: stock options	2,788,221	204,085	216,165	574,739
Add: warrants	100,037	18,631	—	34,134
Add: restricted stock units	384,571	4,515	222,533	402,950
Add: performance stock units	53,156	71,492	38,637	172,690
Weighted average dilutive shares outstanding	115,505,122	111,940,067	112,497,610	112,472,724
Diluted earnings per share	$0.48	$0.64	$0.21	$0.47

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Antidilutive shares:
LP Units	3,368,058	3,448,343	3,404,231	3,538,385
Warrants	—	—	100,037	—

9.	STOCKHOLDERS’ EQUITY
During 2019 and 2018, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	107,336	(107,336)	—
Other equity transactions	509,735	—	509,735
Balance — September 28, 2019	112,275,998	3,328,182	115,604,180	97.1%

Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	254,102	(254,102)	—
Other equity transactions	1,049,856	—	1,049,856
Balance — September 29, 2018	111,654,552	3,435,518	115,090,070	97.0%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 2.9% as of September 28, 2019 and December 29, 2018.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Foreign currency translation adjustment, net of tax	—	2,364	—	2,364
Loss on cash flow hedges, net of tax	—	—	(107)	(107)
Balance — September 28, 2019	$3,573	$217	$1,148	$4,938

Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Foreign currency translation adjustment, net of tax	—	(2,295)	—	(2,295)
Income on cash flow hedges, net of tax	—	—	1,043	1,043
Balance — September 29, 2018	$2,364	$2,342	$1,428	$6,134

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 28, 2019	September 29, 2018
Cash payments:
Interest	$89,759	$79,367
(Refund) payments for income taxes, net	(912)	3,362
Operating cash payments on operating leases	8,188	N/A
Operating cash payments on finance leases	2,322	N/A
Finance cash payments on finance leases	9,806	N/A
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$4,387	N/A
Right of use assets obtained in exchange for finance leases obligations	18,586	N/A
Exchange of LP Units to shares of Class A common stock	1,995	7,499

11.	LEASES

We lease construction and office equipment, distribution facilities and office space. Leases with an initial term of 12 months or less, including month to month leases, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and nonlease components. While we also own mineral leases for mining operations, those leases are outside the scope of Topic 842. Assets acquired under finance leases are included in property, plant and equipment.

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

	Three months ended	Nine months ended
	September 28, 2019	September 28, 2019
Operating lease cost	$2,608	$7,757
Variable lease cost	151	366
Short-term lease cost	11,871	28,043
Financing lease cost:
Amortization of right-of-use assets	2,612	7,905
Interest on lease liabilities	773	2,404
Total lease cost	$18,015	$46,475

		September 28, 2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets		$33,045

Current operating lease liabilities		$8,609
Noncurrent operating lease liabilities		25,329
Total operating lease liabilities		$33,938
Finance leases:
Property and equipment, gross		$80,197
Less accumulated depreciation		(23,552)
Property and equipment, net		$56,645

Current finance lease liabilities		$17,288
Long-term finance lease liabilities		39,093
Total finance lease liabilities		$56,381

	September 28, 2019
	Lease Term	Discount Rate
	(years)	(%)
Weighted average:
Operating leases	7.7	5.6%
Finance lease	2.7	5.5%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2019 (three months)	$2,551	$5,372
2020	9,800	17,870
2021	7,813	20,578
2022	4,717	12,240
2023	3,570	1,629
2024	1,901	2,131
Thereafter	11,820	2,662
Total lease payments	42,172	62,482
Less imputed interest	(8,234)	(6,101)
Present value of lease payments	$33,938	$56,381

As previously disclosed, our future minimum lease payment obligations as of December 29, 2018 were as follows:

Operating Leases
2019	$9,479
2020	8,101
2021	6,701
2022	4,279
2023	3,411

12.	COMMITMENTS AND CONTINGENCIES

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of September 28, 2019 and December 29, 2018, $27.1 million and $26.9 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.8 million and $4.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of September 28, 2019 and December 29, 2018 were $89.4 million and $92.5 million, respectively.

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

The Company entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expired in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of September 28, 2019 and December 29, 2018 was:

	September 28, 2019	December 29, 2018
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$2,674	$1,394
Cash flow hedges	—	—
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,270	$5,175
Cash flow hedges	—	—

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges is based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material valuation adjustments to contingent consideration or derivatives as of September 28, 2019 and September 29, 2018.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 28, 2019 and December 29, 2018 was:

	September 28, 2019		December 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,914,189	$1,873,745	$1,777,722	$1,828,159
Level 3
Current portion of deferred consideration and noncompete obligations(2)	31,724	31,724	32,876	32,876
Long term portion of deferred consideration and noncompete obligations(3)	39,392	39,392	44,293	44,293

(1)	$6.4 million were included in current portion of debt as of September 28, 2019 and December 29, 2018.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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
The following tables display selected financial data for the Company’s reportable business segments as of September 28, 2019 and December 29, 2018 and for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue*:
West	$366,504	$367,912	$848,661	$871,338
East	266,587	232,777	596,107	525,270
Cement	98,991	93,972	220,844	213,364
Total revenue	$732,082	$694,661	$1,665,612	$1,609,972

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income from operation before taxes	$103,839	$94,757	$58,998	$71,206
Interest expense	28,917	28,889	88,423	86,616
Depreciation, depletion and amortization	54,575	53,494	162,417	149,439
Accretion	552	480	1,723	1,224
Loss on debt financings	—	—	14,565	149
Gain on sale of business	—	(12,108)	—	(12,108)
Transaction costs	751	1,260	1,449	3,817
Non-cash compensation	4,819	5,643	15,424	19,833
Other	(136)	(409)	(2,628)	(7,316)
Total Adjusted EBITDA	$193,317	$172,006	$340,371	$312,860

Total Adjusted EBITDA by Segment:
West	$81,936	$73,916	$151,054	$151,316
East	76,825	58,305	134,479	100,497
Cement	42,683	44,299	75,537	82,626
Corporate and other	(8,127)	(4,514)	(20,699)	(21,579)
Total Adjusted EBITDA	$193,317	$172,006	$340,371	$312,860

	Nine months ended
	September 28, 2019	September 29, 2018
Purchases of property, plant and equipment
West	$61,679	$104,217
East	61,830	51,968
Cement	15,087	21,621
Total reportable segments	138,596	177,806
Corporate and other	1,166	5,946
Total purchases of property, plant and equipment	$139,762	$183,752

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Depreciation, depletion, amortization and accretion:
West	$23,307	$23,289	$70,156	$68,029
East	19,668	19,429	59,719	54,982
Cement	11,111	10,682	31,280	25,733
Total reportable segments	54,086	53,400	161,155	148,744
Corporate and other	1,041	574	2,985	1,919
Total depreciation, depletion, amortization and accretion	$55,127	$53,974	$164,140	$150,663

	September 28, 2019	December 29, 2018
Total assets:
West	$1,440,010	$1,370,501
East	1,334,247	1,253,640
Cement	879,140	877,586
Total reportable segments	3,653,397	3,501,727
Corporate and other	388,717	355,914
Total	$4,042,114	$3,857,641

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 13%, 12% and 8%, respectively, of our total revenue in 2018. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”), annual funding available for transportation infrastructure, including state and federal funding, is estimated to average $16.2 billion over fiscal year 2020 (which commenced September 1, 2019) and fiscal year 2021.  Further, the 2020 Unified Transportation Program (“UTP”) was approved by the Texas Transportation Commission in September 2019 at $77 billion to fund transportation projects from 2020 through 2029; this is an increase from $71 billion in 2018, $75 billion in 2019, and more than double the fiscal year 2016 level, which was prior to the Proposition 1 and Proposition 7 funding initiatives, which are discussed in further detail below. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In August 2019, TXDOT announced fiscal year 2019 state and local lettings were $8.9 billion, up 21.9% from $7.3 billion in fiscal year 2018, updated its fiscal year 2020 lettings estimate to $6.9 billion, and provided a fiscal year 2021 lettings estimate of $13.9 billion. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

◦
In February 2018, the federal government approved approximately $89 billion in relief funding related to a series of natural disasters, including Hurricane Harvey, which impacted the Houston market in the second half of 2017.  Furthermore, in June 2019, Congress passed an additional $19.1 billion disaster aid package and released more than $4 billion to Texas that Congress originally allocated in early 2018. At the state-level, between December 2018 and January 2019, the Texas Land Commission and the City of Houston announced two federally funded programs, totaling $2.27 billion, to assist homeowners affected by Hurricane Harvey; and in July 2019, the Governor signed four bills aimed at improving the state’s emergency preparedness and disaster relief programs, including a framework that provides more than $1.6 billion for flood control projects and repairs across the state.  We believe that the federal and state-level funding stemming from these legislative actions will drive significant new water and transportation infrastructure construction in the Houston market over the coming years.

◦
In November 2015, Texas voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund (“SHF”) for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the SHF. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the SHF. In fiscal year 2018 sales tax revenue exceeded $30.5 billion, and as such, fiscal year 2019 was the first year in which the full Proposition 7 funding potential, $2.5 billion, was transferred to the SHF. Furthermore, as of October 2019, the Texas Office of the Comptroller expects $2.5 billion per annum to be transferred to the SHF in both fiscal year 2020 and 2021.

◦
In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the SHF each year. In September 2018, TXDOT announced that it anticipated that funding from Proposition 1 for fiscal year 2019 would be $1.37 billion, up from $734 million received in fiscal year 2018. Furthermore, in May 2019, the Texas Office of the Comptroller increased its fiscal year 2020 Proposition 1 transfer estimate to $1.7 billion and in June 2019, the Texas State Legislature extended the sunset period on Proposition 1 to 2034 from 2024.

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

•
In May 2010, Kansas passed a 10-year $8.2 billion highway bill. In May 2018, a legislative task force was convened to evaluate the current transportation system’s condition and funding of the state’s transportation system. The task force released its formal report in January 2019, concluding that it is imperative that the State of Kansas provides consistent, stable funding in order to maintain a quality transportation system; highlighting the negative impacts of $2.1 billion in transfers out of the State Highway Fund since 2011; and recommending that the state legislature review new potential sources of additional funding, including increasing registration fees, motor fuels taxes and fees for oversize vehicles and implementing new fees specific to alternative-fuel vehicles.  Based on the task force’s recommendations, in March 2019, the Kansas State Legislature approved the Governor’s fiscal year 2020 budget with $1.5 billion in transportation funding, a 32% increase from the $1.1 billion in fiscal year 2019, with the further plan to eliminate all transfers out of the State Highway Fund by 2023, starting with a $108 million reduction in fiscal year 2020 transfers. Furthermore, within the Kansas Department of Transportation budget, the highway program was allocated $546 million, an increase of 138% or $317 million from fiscal year 2017. Most recently, in August 2019, the Governor authorized an additional $216 million in sales tax revenue to remain in the state highway fund in fiscal year 2020 to help restore the bridge replacement program.

•
In July 2019, the Missouri Highways and Transportation Commission approved the 2020 Statewide Transportation Improvement Program (“STIP”), which increased funding to $4.6 billion for highway and bridge construction through 2024 from $4.5 billion in the 2019 STIP and $4.2 billion in the 2018 STIP.

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

As a vertically-integrated business, approximately 21% of aggregates sold were used internally in our ready-mix concrete and asphalt paving mixes and approximately 68% of the asphalt paving mixes were laid by our paving crews during the nine months ended September 28, 2019. Our backlog as of September 28, 2019, was 13.0 million tons of aggregates, 1.8 million cubic yards of ready-mix concrete, 3.8 million tons of asphalt and $495.1 million of construction services, which includes the value of the aggregate and asphalt tons and ready-mix concrete cubic yards that are expected to be sourced internally.

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018, and certain other highlights include:

•
Net revenue increased $40.8 million and $60.2 million in the three and nine months ended September 28, 2019, respectively, primarily resulting from organic growth and contributions from our acquisitions.

•	Our operating income increased $22.7 million and $19.7 million in the three and nine months ended September 28, 2019, respectively, as revenue increases exceeded the increases in cost of revenue.

•
In March 2019, we issued $300.0 million of 6.500% senior notes due 2027 (the “2027 Notes”), resulting in net proceeds of $296.3 million, after related fees and expenses. The proceeds from the 2027 Notes were used to redeem the $250.0 million of 8.500% senior notes due 2022 (the “2022 Notes”).

•
In February 2019, we entered into Incremental Amendment No. 4 to the Credit Agreement (as defined below) increasing the size of our revolving credit facility to $345.0 million and extending the maturity date with respect to the revolving credit commitments to February 25, 2024.

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

Operating income (loss) reflects our profit from continuing operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. In periods where our revenue growth occurs primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs as a percentage of revenue, to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. Our transaction costs fluctuate with the level acquisition activity each year.
The table below includes revenue and operating income (loss) by segment for the three and nine months ended September 28, 2019 and September 29, 2018. Operating income (loss) by segment is computed as earnings before interest, taxes and other income/expense.

	Three months ended				Nine months ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
(in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$366,504	$58,501	$367,912	$48,196	$848,661	$78,503	$871,338	$80,479
East	266,587	55,521	232,777	37,984	596,107	71,927	525,270	44,035
Cement	98,991	31,504	93,972	33,513	220,844	44,074	213,364	56,503
Corporate (1)	—	(14,645)	—	(11,526)	—	(40,872)	—	(47,096)
Total	$732,082	$130,881	$694,661	$108,167	$1,665,612	$153,632	$1,609,972	$133,921

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 28, 2019 and September 29, 2018.

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
(in thousands)
Net revenue	$665,847	$625,017	$1,524,388	$1,464,168
Delivery and subcontract revenue	66,235	69,644	141,224	145,804
Total revenue	732,082	694,661	1,665,612	1,609,972
Cost of revenue (excluding items shown separately below)	482,979	471,803	1,155,476	1,130,596
General and administrative expenses	62,344	59,457	190,915	190,975
Depreciation, depletion, amortization and accretion	55,127	53,974	164,140	150,663
Transaction costs	751	1,260	1,449	3,817
Operating income	130,881	108,167	153,632	133,921
Interest expense (1)	28,917	28,889	88,423	86,616
Loss on debt financings	—	—	14,565	149
Gain on sale of business	—	(12,108)	—	(12,108)
Other income, net	(1,875)	(3,371)	(8,354)	(11,942)
Income from operation before taxes	103,839	94,757	58,998	71,206
Income tax expense (1)	45,602	20,765	34,272	16,249
Net income	$58,237	$73,992	$24,726	$54,957

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.1 million and $0.4 million less interest expense than Summit Inc. in the three and nine months ended September 28, 2019, respectively. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Net revenue	$665,847	$625,017	$40,830	6.5%	$1,524,388	$1,464,168	$60,220	4.1%
Operating income	130,881	108,167	22,714	21.0%	153,632	133,921	19,711	14.7%
Operating margin percentage	19.7%	17.3%			10.1%	9.1%
Adjusted EBITDA (1)	$193,317	$172,006	$21,311	12.4%	$340,371	$312,860	$27,511	8.8%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $40.8 million in the three months ended September 28, 2019, resulting primarily from organic growth, and to a lesser extent, our acquisition program. Of the increase in net revenue, $32.5 million was from increased sales of materials and $9.4 million from increased sales of products, offset by a $1.1 million decrease in service revenue. We generated organic volume growth of 11.4%, 3.8%, 1.3% and 2.3% in aggregates, cement, ready-mix concrete and asphalt, respectively. We had organic price growth in across all of our lines of business during the third quarter of 2019. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

Net revenue increased $60.2 million in the nine months ended September 28, 2019, primarily resulting from organic growth in our aggregates and asphalt operations, and to a lesser extent, our acquisition program. Of the increase in net revenue, $78.6 million was from increased sales of materials, offset by a $4.2 million decrease in sales of products and a $14.2 million decrease in service revenue. We generated organic volume growth of 7.7%, 2.9% and 2.0% in aggregates, cement and asphalt, respectively, during the first nine months of 2019 over the prior year period, while our organic ready-mix volumes decreased 3.7% compared to the first nine months of 2018. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 7.3%, 1.4%, 2.2% and 6.8%, respectively, during the first nine months of 2019. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

In the three months ended September 28, 2019, our net revenue growth was $3.1 million and $37.7 million from acquisitions and organic revenue, respectively. Weather conditions in the three months ended September 28, 2019 were more favorable than those in the same period in 2018, which also contributed to increases in volumes and net revenue. Operating income increased by $22.7 million in the third quarter of 2019 as compared to the third quarter of 2018 primarily as we produced net revenue gains in excess of increases in our cost of revenue. Our general and administrative expenses increased in the third quarter of 2019, as compared to the same period a year ago, as incentive compensation in the third quarter of 2018 was reduced to reflect lower levels of earnings. Our depreciation, depletion, amortization and accretion increased $1.2 million primarily because lower levels of cement production in our Cement segment led to less depreciation being capitalized into inventory, as well as due to higher depreciation levels from our acquisition program.

In the nine months ended September 28, 2019, our net revenue growth was $26.6 million and $33.6 million from acquisitions and organic revenue, respectively. Operating income increased by $19.7 million in the first nine months of 2019 as compared to the first nine months of 2018 primarily as we produced net revenue gains in excess of our costs of revenue, partially offset by a $13.5 million increase in depreciation, depletion, amortization and accretion expense, partially due to acquisitions completed in the second half of 2018, as well as less depreciation being capitalized into inventory as inventory levels are decreased.

Our operating margin percentage increased from 17.3% to 19.7% and increased from 9.1% to 10.1% in the three and nine months ended September 28, 2019, respectively, due to the items noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $21.3 million and $27.5 million in the three and nine months ended September 28, 2019, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Revenue by product*:
Aggregates	$176,929	$146,913	$30,016	20.4%	$447,159	$368,005	$79,154	21.5%
Cement	95,486	89,224	6,262	7.0%	209,334	200,704	8,630	4.3%
Ready-mix concrete	173,035	165,204	7,831	4.7%	444,702	448,442	(3,740)	(0.8)%
Asphalt	152,821	133,747	19,074	14.3%	283,225	244,000	39,225	16.1%
Paving and related services	243,039	248,460	(5,421)	(2.2)%	451,133	467,941	(16,808)	(3.6)%
Other	(109,228)	(88,887)	(20,341)	(22.9)%	(169,941)	(119,120)	(50,821)	(42.7)%
Total revenue	$732,082	$694,661	$37,421	5.4%	$1,665,612	$1,609,972	$55,640	3.5%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three months ended
	September 28, 2019		September 29, 2018
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	15,895	$11.13	14,116	$10.41	12.6%	6.9%
Cement	826	115.54	796	112.03	3.8%	3.1%
Ready-mix concrete	1,546	111.94	1,519	108.75	1.8%	2.9%
Asphalt	2,263	60.40	2,212	56.34	2.3%	7.2%

	Nine months ended
	September 28, 2019		September 29, 2018
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	40,630	$11.01	36,081	$10.20	12.6%	7.9%
Cement	1,821	114.95	1,770	113.37	2.9%	1.4%
Ready-mix concrete	4,035	110.22	4,164	107.69	(3.1)%	2.3%
Asphalt	4,280	59.00	4,173	55.35	2.6%	6.6%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $30.0 million and $79.2 million in the three and nine months ended September 28, 2019, respectively, due to increased volumes and improved average sales prices. Aggregate volumes growth was attributable primarily to organic growth in both the West and East segments, and to a lesser extent, our acquisition program. Organic aggregate volumes increased 7.7% in the first nine months of 2019 as compared to the same period a year ago, primarily due to increases in Missouri, Kansas and Texas markets. Aggregate average sales prices of $11.01 per ton increased 7.9% in the first nine months of 2019 as compared to the first nine months of 2018, supported by strong increases in Missouri.

Revenue from cement increased $6.3 million and $8.6 million in the three and nine months ended September 28, 2019, respectively. The increase was primarily due to a 3.8% and 2.9% increase in organic volumes and a 3.1% and 1.4% increase in organic average sales prices in the three and nine months ended September 28, 2019, respectively, as compared to the same periods in the prior year.

Revenue from ready-mix concrete increased $7.8 million in the three months ended September 28, 2019, while experiencing a decrease of $3.7 million in the nine months ended September 28, 2019, respectively. The increase in the third quarter is due to an increase of 1.8% in volumes as well as a 2.9% increase in average selling prices. The increase in volumes occurred primarily in Kansas and Arkansas. In the nine months ended September 28, 2019, our ready-mix volumes decreased 3.1%, while our average sales prices increased 2.3%. These volume decreases occurred in both the West and East segments, with increases in average prices also occurring in both the West and East segments. Volumes in the Texas and Intermountain regions were impacted by less favorable weather conditions during the first nine months of 2019 as compared to 2018.

Revenue from asphalt increased $19.1 million and $39.2 million in the three and nine months ended September 28, 2019, respectively. In the first nine months of 2019, our organic increases in volumes and pricing were 2.0% and 6.8%, respectively, with strong pricing gains in Kansas, Texas and the Intermountain geographies.

Other Financial Information

Loss on Debt Financings

In March 2019, we used the net proceeds from the offering of the 2027 Notes to redeem all of the outstanding 2022 Notes. In connection with that transaction, charges of $14.6 million were recognized in the nine months ended September 28, 2019. The fees included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Other Income, net

During the second quarter of 2019, we reduced the estimated liability related to an earnout provision for one of our operations in the East segment by $2.0 million. As the period of time to record this adjustment against the purchase accounting entries had passed, this adjustment was recorded as other income.

Income Tax Expense

Our income tax expense was $45.6 million and $34.3 million in the three and nine months ended September 28, 2019, respectively, and our income tax expense was $20.8 million and $16.2 million in the three and nine months ended September 29, 2018, respectively. Our effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits related in the deductibility of interest expense, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. The increase in the Company's effective tax rate, and related income tax expense, over the prior year is in response to the adoption of proposed regulations issued in late 2018 related to tax reform legislation. The Company’s income tax provision is calculated under the provisions of the proposed regulations, which will limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of September 28, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $29.5 million and $19.4 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Net revenue	$331,501	$329,346	$2,155	0.7%	$773,036	$791,975	$(18,939)	(2.4)%
Operating income	58,501	48,196	10,305	21.4%	78,503	80,479	(1,976)	(2.5)%
Operating margin percentage	17.6%	14.6%			10.2%	10.2%
Adjusted EBITDA (1)	$81,936	$73,916	$8,020	10.9%	$151,054	$151,316	$(262)	(0.2)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $2.2 million in the three months ended September 28, 2019, partially due to increases in our aggregates, ready-mix and asphalt revenues, partially offset by a decrease from the sale of a non-core business in the third quarter of 2018. Organic aggregate volumes increased 3.5% and organic aggregate average sales prices increased 4.1% in the third quarter of 2019 as compared to the same period in 2018. While ready-mix and asphalt sales volumes approximated prior year amounts, average sales prices for both increased 4.0% and 7.8% respectively over the comparable prior period amounts.

Net revenue in the West segment decreased $18.9 million in the nine months ended September 28, 2019, primarily due to the sale of a non-core business in the third quarter of 2018, partially offset by increases in net revenues from aggregates and asphalt. Organic aggregate volumes increased 4.1% in the first nine months of 2019 as compared to the first nine months of 2018, and organic aggregates average sales prices increased 4.4%. Organic ready-mix concrete volumes were down 4.1% while we achieved a 2.4% increase in organic ready-mix concrete average sales prices.

The West segment’s operating income increased $10.3 million and decreased $2.0 million in the three and nine months ended September 28, 2019, respectively. Adjusted EBITDA increased $8.0 million and decreased $0.3 million in the three and nine months ended September 28, 2019, respectively. The increases in operating income and Adjusted EBITDA occurred as the weather conditions in 2019 have been improved over 2018, which has resulted in operational efficiencies. These operational efficiencies were partially offset by the loss of a piece of mining equipment in the second quarter of 2019. The operating margin percentage in the West segment increased 300 basis points and remained consistent in the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018, respectively, due to the impact of the same items noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Revenue by product*:
Aggregates	$73,063	$66,062	$7,001	10.6%	$185,789	$165,592	$20,197	12.2%
Ready-mix concrete	128,243	123,770	4,473	3.6%	340,349	343,391	(3,042)	(0.9)%
Asphalt	99,023	88,986	10,037	11.3%	194,121	171,259	22,862	13.3%
Paving and related services	142,115	154,017	(11,902)	(7.7)%	273,356	295,595	(22,239)	(7.5)%
Other	(75,940)	(64,923)	(11,017)	(17.0)%	(144,954)	(104,499)	(40,455)	(38.7)%
Total revenue	$366,504	$367,912	$(1,408)	(0.4)%	$848,661	$871,338	$(22,677)	(2.6)%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other” which also includes revenue from a non-core business which was sold in the third quarter of 2018. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and nine months ended September 28, 2019 from the three and nine months ended September 29, 2018 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	6.0%	4.3%	7.1%	4.8%
Ready-mix concrete	(0.4)%	4.0%	(3.3)%	2.6%
Asphalt	(0.7)%	7.8%	0.9%	5.6%

Gross revenue from aggregates in the West segment increased $7.0 million and $20.2 million in the three and nine months ended September 28, 2019, respectively, due to an increase in organic volumes and average selling prices. The increase in aggregates volumes was primarily in our Texas markets. Aggregates pricing for the three and nine months ended September 28, 2019 increased 4.3% and 4.8%, respectively, when compared to the same period in 2018.

Revenue from ready-mix concrete in the West segment increased $4.5 million and decreased $3.0 million in the three and nine months ended September 28, 2019, respectively. For the three months ended September 28, 2019, organic ready-mix concrete prices increased 3.7%. For the nine months ended September 28, 2019, our ready-mix concrete organic volumes decreased 4.1% due to challenging weather conditions in Texas and the Intermountain geographies primarily in the first half of 2019.

Revenue from asphalt in the West segment increased $10.0 million and $22.9 million in the three and nine months ended September 28, 2019, respectively. Our third quarter asphalt volumes decreased 0.7%, while our volumes in the first nine months of 2019 were 0.9% higher than the comparable period in 2018. Average sales prices for asphalt increased 7.8% and 5.6% in the three and nine month periods ended September 28, 2019, respectively. Additionally, our liquid asphalt terminal, damaged by Hurricane Harvey, was in service during the three and nine months ended September 28, 2019 but not in the comparable 2018 periods. Revenue for paving and related services in the West segment decreased by $11.9 million and $22.2 million in the three and nine months ended September 28, 2019, respectively, due to a shift towards more private sector projects and more competitive bidding in the Utah market.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 28, 2019 was approximately $2.4 million and $37.6 million, respectively.

Our Austin business operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018. In the nine months ended September 28, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

East Segment

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Net revenue	$235,355	$201,699	$33,656	16.7%	$530,508	$458,829	$71,679	15.6%
Operating income	55,521	37,984	17,537	46.2%	71,927	44,035	27,892	63.3%
Operating margin percentage	23.6%	18.8%			13.6%	9.6%
Adjusted EBITDA (1)	$76,825	$58,305	$18,520	31.8%	$134,479	$100,497	$33,982	33.8%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $33.7 million and $71.7 million in the three and nine month periods ended September 28, 2019, respectively, as compared to the same period a year ago, primarily due to growth in our aggregates business, both in organic volumes and organic average sales prices. Operating income increased $17.5 million and $27.9 million in the three and nine months ended September 28, 2019, respectively, over the same period a year ago. The increase in operating income for the three and nine months ended September 28, 2019 was due to a mix of acquisition and organic growth in aggregate volumes and average selling prices, offset by increases in general and administrative expenses and depreciation, deletion, amortization and accretion primarily related to 2018 acquisitions. Adjusted EBITDA increased $18.5 million and $34.0 million in the three and nine months ended September 28, 2019, respectively, due to the items relating to operating income noted above.

Operating margin percentage for the three and nine months ended September 28, 2019 improved to 23.6% from 18.8% and to 13.6% from 9.6%, respectively, from the comparable period a year ago, as average sales prices increased more than our cost of revenues.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Revenue by product*:
Aggregates	$103,866	$80,851	$23,015	28.5%	$261,370	$202,413	$58,957	29.1%
Ready-mix concrete	44,792	41,434	3,358	8.1%	104,353	105,051	(698)	(0.7)%
Asphalt	53,798	44,761	9,037	20.2%	89,104	72,741	16,363	22.5%
Paving and related services	100,924	94,443	6,481	6.9%	177,777	172,346	5,431	3.2%
Other	(36,793)	(28,712)	(8,081)	(28.1)%	(36,497)	(27,281)	(9,216)	(33.8)%
Total revenue	$266,587	$232,777	$33,810	14.5%	$596,107	$525,270	$70,837	13.5%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended September 28, 2019 from the three and nine months ended September 29, 2018 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	18.7%	8.3%	17.6%	9.8%
Ready-mix concrete	8.1%	—%	(2.3)%	1.7%
Asphalt	9.3%	6.2%	7.0%	9.6%

Gross revenue from aggregates in the East segment increased $23.0 million and 59.0 million in the three and nine months ended September 28, 2019, respectively, primarily due to growth in organic aggregates volumes and prices and to a lesser extent, acquisitions in 2018. Aggregate volumes in the first nine months of 2019 increased 17.6%, primarily due to organic growth in our Missouri market where significant levee repair work is occurring, as well as in Kansas and Kentucky. Aggregates organic pricing increased 8.3% and 9.2% in the three and nine month period of 2019, respectively.

Revenue from ready-mix concrete in the East segment increased $3.4 million and decreased $0.7 million in the three and nine months ended September 28, 2019, respectively, as compared to the same period in 2018. In the three months ended September 28, 2019, we increased our organic volumes by 8.1%; however, in the nine months ended September 28, 2019, organic ready-mix concrete volumes remained 2.3% below prior year levels due to unfavorable weather conditions in the first half of 2019. The declines in ready-mix concrete volumes occurred primarily in Missouri and Kansas.

Revenue from asphalt increased $9.0 million and $16.4 million in the three and nine months ended September 28, 2019, respectively, when compared to the comparable period of 2018. The increase was mainly attributable to increased organic pricing. Asphalt pricing increased 9.6% in the nine months ended September 28, 2019, as the sales mix favored higher priced markets as well as increases in liquid asphalt volumes and pricing from our terminals. The $6.5 million and $5.4 million increase in paving and related service revenue in the three and nine months ended September 28, 2019, respectively, was primarily due to increased construction activity.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 28, 2019 was approximately $43.0 million and $31.5 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Net revenue	$98,991	$93,972	$5,019	5.3%	$220,844	$213,364	$7,480	3.5%
Operating income	31,504	33,513	(2,009)	(6.0)%	44,074	56,503	(12,429)	(22.0)%
Operating margin percentage	31.8%	35.7%			20.0%	26.5%
Adjusted EBITDA (1)	$42,683	$44,299	$(1,616)	(3.6)%	$75,537	$82,626	$(7,089)	(8.6)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $5.0 million and $7.5 million primarily due to a 3.8% and 2.9% increase in organic cement volume in the three and nine months ended September 28, 2019, respectively.

The Cement segment’s operating income decreased approximately $2.0 million and $12.4 million during the three and nine months ended September 28, 2019, respectively. Adjusted EBITDA decreased $1.6 million and $7.1 million in the three and nine months ended September 28, 2019, respectively. Although net revenues increased in both the three and nine month periods ended September 28, 2019 as compared to the same period in the prior year, operating income decreased due to higher distribution costs as we sought alternative distribution means with challenging barge traffic conditions on the Mississippi River, as well as incremental plant downtime.

Operating margin percentage for the three and nine months ended September 28, 2019 decreased to 31.8% from 35.7% and to 20.0% from 26.5%, respectively, from the comparable periods a year ago. The decrease in operating income and operating margin for the nine months ended September 28, 2019 was primarily due the same items noted above, as well as flood levels on the Mississippi River earlier in the year resulted in lower levels of production and consequently higher costs of revenue as less production costs were capitalized into inventory. Further, the lower production levels in the first half of 2019 as compared to 2018 also resulted in higher depreciation expense as less depreciation was capitalized into inventory.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2019	September 29, 2018	Variance		September 28, 2019	September 29, 2018	Variance
Revenue by product*:
Cement	$95,486	$89,224	$6,262	7.0%	$209,334	$200,704	$8,630	4.3%
Other	3,505	4,748	(1,243)	(26.2)%	11,510	12,660	(1,150)	(9.1)%
Total revenue	$98,991	$93,972	$5,019	5.3%	$220,844	$213,364	$7,480	3.5%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended September 28, 2019 from the three and nine months ended September 29, 2018 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	3.8%	3.1%	2.9%	1.4%

Revenue from cement increased $6.3 million and $8.6 million in the three and nine months ended September 28, 2019, respectively, as organic cement pricing in the three and nine months ended September 28, 2019 improved, while we also achieved a 3.8% and 2.9% increase in volumes, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of September 28, 2019, we had $182.6 million in cash and cash equivalents and $446.3 million of working capital compared to $128.5 million and $330.9 million, respectively, at December 29, 2018. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of September 28, 2019 or December 29, 2018. Our remaining borrowing capacity on our senior secured revolving credit facility was $329.8 million as of September 28, 2019, which is net of $15.2 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of September 28, 2019 and December 29, 2018, our long-term borrowings totaled $1.9 billion and $1.8 billion, respectively, for which we incurred $25.3 million and $77.2 million of interest expense for the three and nine months ended September 28, 2019, and $25.4 million and $76.7 million for the three and nine months ended September 29, 2018. Our senior secured revolving credit facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of September 28, 2019.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 28, 2019, we were in compliance with all debt covenants.

At September 28, 2019 and December 29, 2018, $1.9 billion and $1.8 billion of total debt, respectively, was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 28, 2019 and September 29, 2018:

	Summit Inc.
(in thousands)	September 28, 2019	September 29, 2018
Net cash provided by:
Operating activities	$163,843	$70,557
Investing activities	(129,776)	(351,996)
Financing activities	19,840	(36,765)

Operating activities

During the nine months ended September 28, 2019, cash provided by operating activities was $163.8 million primarily as a result of:

•	Net income of $24.7 million, increased by non-cash expenses, including $167.0 million of depreciation, depletion, amortization and accretion expense and $15.4 million of share-based compensation.

•
Billed and unbilled accounts receivable increased by $152.3 million in the first nine months of 2019 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $89.8 million of interest payments in the nine months ended September 28, 2019.

During the nine months ended September 29, 2018, cash used in operating activities was $70.6 million primarily as a result of:

•	Net loss of $55.0 million, increased by non-cash expenses, including $152.8 million of depreciation, depletion, amortization and accretion and $19.8 million of share-based compensation.

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

Investing activities

During the nine months ended September 28, 2019, cash used for investing activities was $129.8 million, of which $2.8 million related to the one acquisition completed in the period and $139.8 million was invested in capital expenditures, which was partially offset by $13.0 million of proceeds from asset sales.

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

Financing activities

During the nine months ended September 28, 2019, cash provided by financing activities was $19.8 million. We received $2.6 million of proceeds from stock option exercises and $300.0 million from proceeds from debt issuance, which was offset by $11.0 million of payments on acquisition-related liabilities and $264.9 million of payments on debt.

During the nine months ended September 29, 2018, cash used in financing activities was $36.8 million. We received $15.6 million of proceeds from stock option exercises and $64.5 million from proceeds from debt issuance, which was partially offset by $35.3 million of payments on acquisition related liabilities and $79.0 million of payments on debt.

Cash paid for capital expenditures

We paid cash of approximately $139.8 million in capital expenditures in the nine months ended September 28, 2019 compared to $183.8 million in the nine months ended September 29, 2018.

We estimate that we will invest between $160.0 million and $170.0 million in capital expenditures in 2019, which we expect to fund through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility. In the fourth quarter of 2019, we expect to spend approximately $10 million completing various aggregate improvement projects, in addition to other smaller dollar capital expenditures. We also expect to spend approximately $20 million to continue our greenfield expansion program in the fourth quarter. A significant amount of our fourth quarter greenfield capital expenditures is dependent upon the timing of when permits may be issued.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of September 28, 2019, we had accrued $310.1 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $22.12 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended September 28, 2019, and a contractually defined discount rate of 3.04%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $280.9 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of September 28, 2019, we had no material off-balance sheet arrangements.
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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$56,829	$56,640	$34,303	$(89,535)	$58,237
Interest expense (income) (1)	411	182	(2,731)	31,055	28,917
Income tax expense (1)	1,144	26	—	44,432	45,602
Depreciation, depletion and amortization	23,171	19,406	10,957	1,041	54,575
EBITDA	$81,555	$76,254	$42,529	$(13,007)	$187,331
Accretion	136	262	154	—	552
Transaction costs	1	—	—	750	751
Non-cash compensation	—	—	—	4,819	4,819
Other	244	309	—	(689)	(136)
Adjusted EBITDA (1)	$81,936	$76,825	$42,683	$(8,127)	$193,317

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$78,016	$73,448	$51,652	$(178,390)	$24,726
Interest expense (income) (1)	1,905	2,237	(7,395)	91,676	88,423
Income tax expense (1)	1,478	144	—	32,650	34,272
Depreciation, depletion and amortization	69,751	58,851	30,830	2,985	162,417
EBITDA	$151,150	$134,680	$75,087	$(51,079)	$309,838
Accretion	405	868	450	—	1,723
Loss on debt financings	—	—	—	14,565	14,565
Transaction costs	12	—	—	1,437	1,449
Non-cash compensation	—	—	—	15,424	15,424
Other (2)	(513)	(1,069)	—	(1,046)	(2,628)
Adjusted EBITDA (1)	$151,054	$134,479	$75,537	$(20,699)	$340,371

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 29, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$61,021	$37,351	$35,326	$(59,706)	$73,992
Interest expense (income) (1)	1,380	844	(1,709)	28,374	28,889
Income tax expense	567	275	—	19,923	20,765
Depreciation, depletion and amortization	23,144	19,154	10,622	574	53,494
EBITDA	$86,112	$57,624	$44,239	$(10,835)	$177,140
Accretion	145	275	60	—	480
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	2	—	—	1,258	1,260
Non-cash compensation	—	—	—	5,643	5,643
Other	(235)	406	—	(580)	(409)
Adjusted EBITDA (1)	$73,916	$58,305	$44,299	$(4,514)	$172,006

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 29, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$97,625	$42,128	$61,687	$(146,483)	$54,957
Interest expense (benefit) (1)	4,114	2,397	(4,794)	84,899	86,616
Income tax expense	616	5	—	15,628	16,249
Depreciation, depletion and amortization	67,597	54,272	25,651	1,919	149,439
EBITDA	$169,952	$98,802	$82,544	$(44,037)	$307,261
Accretion	432	710	82	—	1,224
Loss on debt financings	—	—	—	149	149
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	(4)	—	—	3,821	3,817
Non-cash compensation	—	—	—	19,833	19,833
Other (2)	(6,956)	985	—	(1,345)	(7,316)
Adjusted EBITDA (1)	$151,316	$100,497	$82,626	$(21,579)	$312,860

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.1 and $0.4 million less than Summit LLC and its subsidiaries in the three and nine months ended September 28, 2019, respectively, and $0.2 million and $0.6 million less in the three and nine months ended September 29, 2018, respectively, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

(2)
In the nine months ended September 28, 2019, we negotiated a $2.0 million reduction in the amount of a contingent liability from one of our acquisitions. In the nine months ended September 29, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded in the respective period as other income.

Reconciliation of Working Capital	September 28, 2019	December 29, 2018
($ in thousands)
Total current assets	$778,416	$591,540
Less total current liabilities	(332,072)	(260,657)
Working capital	$446,344	$330,883

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
($ in thousands)
Operating income	$130,881	$108,167	$153,632	$133,921
General and administrative expenses	62,344	59,457	190,915	190,975
Depreciation, depletion, amortization and accretion	55,127	53,974	164,140	150,663
Transaction costs	751	1,260	1,449	3,817
Adjusted Cash Gross Profit (exclusive of items shown separately)	$249,103	$222,858	$510,136	$479,376
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	37.4%	35.7%	33.5%	32.7%

(1)	Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 28, 2019. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2019, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of September 28, 2019. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2019, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

3.4*	Second Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (and contained in Exhibit 101).

*     Filed herewith
**   Furnished herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: October 30, 2019	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)