Form 10-K
period 2019-12-28
Summit Materials, Inc.; Summit Materials, LLC
filed 2020-02-05
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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
The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of June 28, 2019 was approximately $2.2 billion.
As of February 3, 2020, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 113,311,347 and 99, respectively.
As of February 3, 2020, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of December 28, 2019, its sole material asset was a 97.2% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our 6 1/8% senior notes due 2023 (“2023 Notes”), our 5 1/8% senior notes due 2025 (“2025 Notes”) and our 6 1/2% senior notes due 2027 (“2027 Notes” and collectively with the 2023 Notes and 2025 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended December 28, 2019 is that generated by Summit LLC. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC, as a result of its reorganization into a holding corporation structure (the “Reorganization”) consummated in connection with its initial public offering.

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

See “Business—Acquisition History” for a table of acquisitions we have completed since January 2017.

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of December 28, 2019. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

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

PART I

ITEM 1.    BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 55% increase in revenue between the year ended January 2, 2016 (the year of our initial public offering) and the year ended December 28, 2019. Within our markets, we offer customers a single‑source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready‑mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our proven and probable aggregates reserves were 3.9 billion tons as of December 28, 2019. In the year ended December 28, 2019 we sold 54.0 million tons of aggregates, 2.4 million tons of cement, 5.5 million cubic yards of ready-mix concrete and 5.6 million tons of asphalt paving mix across our more than 400 sites and plants.

The rapid growth we have achieved over the last 10 years has been due in large part to our acquisitions, which we funded through equity issuances, debt financings and cash from operations. Over the past decade, the U.S. economy witnessed a cyclical decline followed by a gradual recovery in the private construction market and modest growth in public infrastructure spending. The U.S. private construction market has grown in recent years both nationally and in our markets. We believe we are well positioned to capitalize on this growth to continue to expand our business.

Our revenue in 2019 was $2.2 billion with net income of $61.1 million. As of December 28, 2019, our total indebtedness outstanding was approximately $1.9 billion.

We anticipate continued growth in our primary end markets, public infrastructure and the private construction market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 7% in the U.S. from 2020 to 2024. We believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. We believe that growth in infrastructure spending will not be consistent across the United States, but will vary across different geographies. The public infrastructure market represented 38% of our revenue in 2019.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 7% from 2020 to 2024. In addition, the PCA projects that spending in private nonresidential construction will grow 6% over the same period. Growth in private construction spending is influenced by changes in population, employment and general economic activity, among other factors which vary by geography across the United States. The private construction market represented 62% of our revenue in 2019.

In addition to anticipated demand growth in our end markets, we expect continued improvement in pricing, especially in our materials businesses. The United States Geological Survey ("USGS") reports that aggregates pricing has increased in 70 of the last 75 years. Accordingly, we believe that this trend will continue in the future. The PCA estimates that cement consumption will increase approximately 8% in the U.S. from 2020 to 2024, reflecting rising demand in the major end markets. We believe that the increased demand will drive higher cement pricing as production capacity in the United States tightens.

Historically, we have supplemented organic growth with acquisitions by strategically targeting attractive, new markets and expanding in existing markets. We consider population trends, employment rates, competitive landscape, private and public construction outlook, public funding and various other factors prior to entering a new market. In addition to considering macroeconomic data, we seek to establish, and believe that we have, a top three position in our local markets, which we believe supports improving profit margins and sustainable organic growth. This positioning provides local economies of scale and synergies, which benefits our profitability. In addition, we also focus on developing greenfield and brownfield sites in our existing markets.

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

Our Business Segments

We operate in 23 U.S. states and in British Columbia, Canada and have assets in 22 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West; East; and Cement. The 10 platform businesses in the West and East segments have their own management teams. The platform management teams are responsible for overseeing the operating platforms, implementing best practices, developing growth opportunities and integrating acquired businesses. We seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•
West Segment:  Our West segment includes operations in Texas, Utah, Colorado, Idaho, Wyoming, Oklahoma, Nevada and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of December 28, 2019, the West segment controlled approximately 1.1 billion tons of proven and probable aggregates reserves and $610.8 million of net property, plant and equipment and inventories (“hard assets”). During the year ended December 28, 2019, approximately 51% of our revenue was generated in the West segment.

•
East Segment:  Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Kentucky, North Carolina, South Carolina, Georgia, Arkansas and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of December 28, 2019, the East segment controlled approximately 2.3 billion tons of proven and probable aggregates reserves and $729.0 million of hard assets. During the year ended December 28, 2019, approximately 36% of our revenue was generated in the East segment.

•
Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and nine distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel for the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few cement facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of December 28, 2019, the Cement segment controlled approximately 0.5 billion tons of proven and probable aggregates reserves, which serve its cement business, and $600.8 million of hard assets. During the year ended December 28, 2019, approximately 13% of our revenue was generated in the Cement segment.

Acquisition History

The following table lists acquisitions we have completed in the last three years:

Company	Date of Acquisition	Segment
Everist Materials, LLC.	January 30, 2017	West
Razorback Concrete Company	February 24, 2017	East
Sandidge Manufacturing, Inc.	March 17, 2017	East
Hanna’s Bend Aggregate Ltd	April 3, 2017	West
Carolina Sand, LLC	April 3, 2017	East
Winvan Paving Ltd.	May 1, 2017	West
Glasscock Company, Inc. and affiliate	May 12, 2017	East
Ready Mix Concrete of Somerset and affiliate	July 28, 2017	East
Great Southern Ready Mix LLC and affiliates	July 31, 2017	West
Northwest Ready Mix, Inc. and affiliate	August 1, 2017	West
Georgia Stone Products, LLC	August 3, 2017	East
Alan Ritchey Materials Company LC	August 20, 2017	West
Columbia Silica Sand, Inc. and affiliates	September 8, 2017	East
Stockman Quarry LLC and affiliate	October 6, 2017	East
Metro Ready Mix, LLC	January 5, 2018	West
Price Construction, Ltd and affiliates	January 12, 2018	West
Mertens Construction Company, Inc. and affiliates	January 26, 2018	East
Stoner Sand, LLC	February 16, 2018	East
Day Concrete Block Company, Inc. and affiliate	April 2, 2018	West
Midwest Minerals, LLC	April 27, 2018	East
Superior Ready Mix, Inc.	April 27, 2018	East
Buckingham Slate Company, LLC	June 1, 2018	East
Buildex, LLC	July 1, 2018	East
APAC Assets	July 2, 2018	East
XIT Sand and Gravel, LLC and affiliate	July 16, 2018	West
Walker Sand and Gravel Ltd. Co.	October 1, 2018	West
Jefferson Quarry, LLC and affiliate	October 10, 2018	East
Pete Lien & Sons, Inc.	January 4, 2019	West
Tomball Ready Mix, LLC and affiliate	November 8, 2019	West

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

In the past, public infrastructure sector funding was underpinned by a series of six‑year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The Fixing America’s Surface Transportation (“FAST”) Act was signed into law on December 4, 2015 and authorizes $305 billion of funding from 2016 through 2020. It provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network.

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

Operations positioned to benefit from attractive industry fundamentals.  We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time‑consuming and complex regulatory and permitting process. According to a February 2019 U.S. Geological Survey, aggregates pricing in the United States had increased in 70 of the previous 75 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

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

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. Approximately 21% of the aggregates used in our products and services are internally supplied. Our vertically‑integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of production, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by providing a greater population of target companies.

Attractive diversity, scale and product portfolio.  We operate in dozens of metropolitan statistical areas across 23 U.S. states and in British Columbia, Canada. Between the year ended January 2, 2016 (the year of our initial public offering) and the year ended December 28, 2019, we grew our revenue by 55% and brought substantial additional scale and geographic diversity to our operations. In the year ended December 28, 2019, 40% of our operating income increase came from the West segment, 37% from East segment and 23% from the Cement segment, excluding corporate charges. As of December 28, 2019, we had approximately 3.9 billion tons of proven and probable aggregates reserves serving our aggregates and cement business. We estimate that the useful life of our proven and probable reserves serving our aggregates and cement businesses are approximately 96 years and 274 years, respectively, based on the average production rates in 2019 and 2018.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the

Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2019, approximately 63% of cement distributed to our terminals and customers was shipped by barge, which is generally more cost-effective than truck transport.

Proven ability to incorporate new acquisitions and grow businesses.  Since our inception, we have acquired dozens of businesses, successfully integrating them into three segments through the implementation of operational improvements, industry‑proven information technology systems, a comprehensive safety program and best in class management programs. A typical acquisition and subsequent integration generally involves implementing common safety and financial back office systems, driving best practices in pricing and productivity. In addition, we seek to leverage scale while maintaining local branding and management decision-making and providing management support, strategic direction and financial capital for investment under a leadership team directed by Tom Hill, our President and Chief Executive Officer, who has over 35 years of industry experience. These acquisitions have helped us achieve significant revenue growth, from $0.4 billion in 2010 to $2.2 billion in 2019.

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

Enhance margins and free cash flow generation through implementation of operational improvements.  Our management team includes individuals with decades of experience in our industry and proven success in integrating acquired businesses and organically growing operations. We have enhanced margins through proven profit optimization plans, managed working capital and achieved scale‑driven purchasing synergies and fixed overhead control and reduction. Our platform management teams, supported by our operations, development, risk management, information technology and finance teams, drive the implementation of detailed and thorough profit optimization plans for each acquisition post close. These integration and improvement plans typically include, among other things, implementation of a common pricing strategy, safety and financial systems, systematic commercial strategies, operational benefits, efficiency improvement plans and business-wide cost reduction techniques.

Expand local positions in the most attractive markets through targeted capital investments and bolt‑on acquisitions.  We seek to expand our business through organic growth and bolt‑on acquisitions in each of our local markets. In addition to our greenfield and brownfield project initiatives, our acquisition strategy involves acquiring platforms that serve as the foundation for continued incremental and complementary growth via locally situated bolt‑on acquisitions to these platforms. We believe that increased local market scale drives profitable growth through efficiencies. Our existing platform of operations is expected to enable us to continue our growth as we expand in our existing markets. In pursuing our growth strategy, we may also pursue larger acquisition transactions that may require us to raise additional equity capital and or debt from time to time. Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us.

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

Capitalize on growth in the U.S. economy and construction markets.  Given the nation’s aging infrastructure and considering longstanding historical spending trends, we expect U.S. infrastructure investment to grow over time. We believe we are well positioned to capitalize on any such increase in investment.  The PCA forecasts total housing starts to accelerate to 1.36 million in the United States by 2024. The American Institute of Architects’ Consensus Construction Forecast projects nonresidential construction to grow 2.4% in 2020. We believe that exposure to the public infrastructure, residential and nonresidential end markets across our markets will benefit us as the U.S. economy moves through economic cycles.

Our Industry

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready‑mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately‑held companies focused on a single material, product or market to publicly traded multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our products and materials and our ability to control operating costs.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Kansas, Utah and Missouri, represented approximately 22%, 13%, 12% and 10%, respectively, of our total revenue in 2019.

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

We have operations in 23 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 28, 2019, approximately 79% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment, and have construction and demolition debris landfills and liquid asphalt terminal operations in our West and East segments.

Approximately 68% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 28, 2019. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

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

We believe that the long‑term growth of the market for aggregates is predominantly driven by growth in population, employment and households, which in turn affects demand for transportation infrastructure, residential and nonresidential construction, including stores, shopping centers and restaurants. While short‑term demand for aggregates fluctuates with economic cycles, the declines have historically been followed by strong recovery, with each peak establishing a new historical high. We believe we are experiencing an extended economic recovery.

We mine limestone, gravel, and other natural resources from 132 crushed stone quarries and 104 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of December 28, 2019, we had approximately 3.9 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 3.9 billion tons of proven and probable aggregates reserves, 2.3 billion, or 60%, are located on owned land and 1.6 billion are located on leased land.

According to the September 2019 U.S. Geological Survey, approximately 1.5 billion tons of crushed stone with a value of approximately $16.7 billion was produced in the United States in 2018, which was consistent with the 1.5 billion tons produced in 2017. Sand and gravel production was approximately 1.1 billion tons in 2018 and 1.0 billion tons in 2017, valued at approximately $8.6 billion in 2018. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 35% of the national market in 2019. In February 2019, the U.S. Geological Survey reported that a total of 1,465 companies operating

3,710 quarries and 176 sales/distribution yards produced or sold crushed stone in 2018 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

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

Each quarry location is unique with regards to demand for each product, proximity to competition and distribution network. Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 79% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

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

Our competitors in aggregates supply include large vertically‑integrated companies, that have a combined estimated market share of approximately 30%, in addition to various local suppliers.

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

Cement production in the United States is distributed among 91 production facilities located across a majority of the states and is a capital‑intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include large vertically integrated companies. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant.

As reported by the PCA in the 2019 United States Cement Industry Annual Yearbook, consumption is up from the industry trough of approximately 77.6 million tons in 2010 to approximately 108.8 million tons in 2018 consistent with an increase in U.S. construction activity. Cement sales are still below their peak, but we believe there will be additional growth in the cement industry. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from Canada, Turkey, China, Greece, and Mexico. The PCA reports that cement imports are above their trough of approximately 7.2 million tons in 2011 versus approximately 16.7 million tons in 2018.

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, and Davenport, Iowa and our nine terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal plant is one of very few with hazardous waste fuel facilities permitted and operating out of 91 total cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive with truck transportation is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located on the Mississippi River, we are able to cost effectively distribute cement from both of our plants by truck, rail and barge directly to customers or to our nine storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are located on the Mississippi River and, consequently, in 2019, approximately 63% of cement distributed to our terminals and customers was shipped by barge, which is significantly more cost‑effective than truck transport.

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

Given the high weight‑to‑value ratio, delivery of ready‑mix concrete is typically limited to a one‑hour haul from a production plant and is further limited by a 90 minute window in which newly‑mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready‑mix concrete market is highly localized, with an estimated 5,500 ready‑mix concrete plants in the United States according to the NRMCA. According to the NRMCA, 358.2 million cubic yards of ready‑mix concrete were produced in 2018, which is a 2% increase from the 350.8 million cubic yards produced in 2017 but a 22% decrease from the industry peak of 458.3 million cubic yards in 2005.

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas, Missouri, Arkansas, North Carolina, South Carolina, Kentucky and Virginia markets and surrounding areas. We operated 69 ready-mix concrete plants and over 700 concrete delivery trucks in the West segment and 55 ready-mix concrete plants and almost 400 concrete delivery trucks in the East segment as of December 28, 2019. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations. Different types of concrete include lightweight concrete, high performance concrete, self‑compacting/consolidating concrete and architectural concrete and are used in a variety of activities ranging from building construction to highway paving.

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

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 82.2 million tons of used asphalt is recycled annually by the industry according to a September 2019 NAPA survey. As of December 28, 2019, we operated 27 and 23 asphalt paving mix plants in the West and East segments, respectively. Approximately 91% of our plants can utilize recycled asphalt pavement.

The use of warm mix asphalt (“WMA”) or “green” asphalt is gaining popularity. The immediate benefit to producing WMA is the reduction in energy consumption required by burning fuels to heat traditional hot mix asphalt (“HMA”) to temperatures in excess of 300°F at the production plant. These high production temperatures are needed to allow the asphalt binder to become viscous enough to completely coat the aggregate in the HMA, have good workability during laying and compaction, and durability during traffic exposure. According to the Federal Highway Administration, WMA can reduce the mixing temperature by 50°F to 70°F, resulting in lower emissions, fumes and odors generated at the plant and the paving site.

Approximately 68% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

According to NAPA, there were approximately 3,500 asphalt paving mix plants in the United States in 2018 and an estimated 389.3 million tons of asphalt paving mix was produced in 2018 compared to 379.4 million tons produced in 2017. Our asphalt paving mix operations compete with CRH plc and other local suppliers. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis‑à‑vis our competitors.

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

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2019 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather‑related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms, heavy snows and flooding, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions.

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

Subject to applicable contract terms, substantially all contracts in our backlog may be canceled or modified by our customers. Historically, we have not been materially adversely affected by significant contract cancellations or modifications.

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

Employees

As of December 28, 2019, we had approximately 6,000 employees, of whom approximately 80% were hourly workers and the remainder were salaried employees. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

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

Pursuant to an Administrative Order on Consent with the Missouri Department of Natural Resources and later amendment to that Order, Continental Cement paid penalties totaling $100,000 relating to alleged past violations of air pollution control requirements at its Hannibal, Missouri facility.

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

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. Federal and state budget issues may negatively affect the amount of funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain funding for construction projects. In addition, a slow pace of economic activity typically results in delays or cancellations of capital projects.

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. Although some states in recent years, such as Texas, have increased their budgets for road construction, maintenance, rehabilitation and acquiring right of way for public roads, certain other states have reduced their construction spending due to budget shortfalls from lower tax revenue and other factors. As a result, there has been a reduction in certain states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Kansas, Utah and Missouri, our financial condition, results of operations and liquidity could be materially adversely affected.

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

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as heavy or sustained rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales, render our contracting operations less efficient or restrict our ability to ship our products. For example, unusually severe flooding conditions on the Mississippi River during the first half of 2019, negatively impacted our operations which affected our financial results. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows have adversely affected and could adversely affect sales in the near term. In particular, our operations in the southeastern and Gulf Coast regions of the United States are at risk for hurricane activity, most notably in August, September and October. For example, in 2017, Hurricane Harvey adversely affected our operations not only during the days immediately before and after the storm, but also in the weeks and months after the storm as our customers recovered and reallocated resources in response to damage caused by the storm.

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

A significant portion of our historical growth has occurred through acquisitions, and we will likely execute acquisition transactions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non‑binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. In addition, from time to time we may enter into dispositions or other transactions involving certain of our assets or businesses. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional capital through additional equity issuances, additional indebtedness, or a combination of equity and debt issuances. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that, among other things, the businesses acquired will not perform as expected.

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

Environmental, health and safety laws and regulations and any changes to, or liabilities or litigation arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations, and in some cases we have been or could be named as a defendant in litigation brought by governmental agencies or private parties. In addition, we have recorded liabilities in connection with our reclamation and landfill closure obligations, but there can be no assurances that the costs of our obligations will not exceed our estimates. The cost of complying with such laws and defending against any litigation could have a material adverse effect on our financial condition, results of operations and liquidity.

We may incur significant costs in connection with pending and future litigation.

We have seen increases in litigation as the scope of our business and operations has grown. We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, property entitlements and land use, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations, or proceedings is often difficult to predict and could be adverse and material in amount. Development in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings including the judge’s rulings or judgments, jury verdicts, settlements, or changes in applicable law. Future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our results of operations and cash flows in a particular period. In addition, the defense of these lawsuits, claims, investigations, and proceedings may divert our management’s attention, and we may incur significant costs in defending these matters.

Shortages of, or increases in prices for, commodities, labor and other production and delivery inputs could restrict our ability to operate our business and could have significant impacts on our operating costs.

Shortages of, or increases in prices for, production and delivery inputs, including commodities and labor, and other inputs related to the production and delivery of our products, could adversely affect our business. Our cost of revenue consists of production and delivery inputs, which primarily include labor, utilities, raw materials, fuel, transportation, royalties and other direct costs incurred in the production and delivery of our products and services. Increases in these costs, as a result of general economic conditions, inflationary pressures or otherwise, may reduce our operating margin and adversely affect our financial position if we are unable to hedge or otherwise offset such increases. Specifically, significant increases or fluctuations in the prices of certain energy commodities, including diesel fuel, liquid asphalt and other petroleum-based resources, which we consume significant amounts of in our production and distribution processes, could negatively affect the results of our business operations or cause our results to suffer. Additionally, labor is a meaningful component in our ability to operate our business and can have a significant impact on the cost of operating our business. Labor shortages could restrict our ability to operate our business or result in increased labor costs as a result of wage increases due to competition for qualified workers. Increased labor costs, whether due to labor shortages, changing demographics of the overall work force or otherwise may reduce our operating margin and adversely affect our financial position.

Availability of and pricing for raw materials and labor can be affected by various national, regional, local, economic and political factors. For example, recent government-imposed tariffs and trade regulations on imported raw materials could have significant impacts on our costs to operate our business.

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

We are highly leveraged. As of December 28, 2019, our total debt was approximately $1.9 billion, which includes $1.3 billion of Senior Notes and $624.3 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $329.8 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $15.2 million of letters of credit outstanding).

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. In addition, certain of our variable rate indebtedness uses London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. We may also need to renegotiate our variable rate indebtedness that utilizes LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

Other Risks

Our success is dependent on our Chief Executive Officer and other key personnel and our ability to retain and attract qualified personnel.

Our success depends on the continuing services of our Chief Executive Officer, Tom Hill, and other key personnel led by Mr. Hill. We believe that Mr. Hill in particular possesses valuable knowledge and skills that are crucial to our success and would be difficult to replicate or replace. Not all of our senior management team resides near or works at our headquarters. The geographic distance between the members of our senior management team may impede the team’s ability to work together effectively, and we cannot assure they will be able to do so.

Competition for senior management is intense, and we may not be able to retain our management team or attract additional qualified personnel. The unexpected loss of a member of senior management has in the past and could in the future require certain of our remaining senior officers to divert immediate attention, which can be substantial or require costly external resources in the short term. While we are developing plans for key management succession and have long-term compensation plans designed to retain our senior employees, if our retention and succession plans do not operate effectively, our business could be adversely affected. The inability to adequately fill vacancies in our senior executive positions on a timely basis could negatively affect our ability to implement our business strategy, which could have a material adverse effect on our results of operations, financial condition and liquidity.

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

A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change, and Canada has agreed to the Paris Agreement, the successor to the Kyoto

Protocol to the United Nations Framework Convention on Climate Change, which could lead to additional legislative and regulatory changes in Canada. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas (“GHG”) emissions from sources considered to be large emitters. The EPA has also promulgated a GHG emissions permitting rule, referred to as the “Tailoring Rule” which sets forth criteria for determining which facilities are required to obtain permits for GHG emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plants and one of our landfills hold Title V Permits. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

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

We are dependent on information technology systems and infrastructure to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our customers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. Any significant breakdown, invasion, destruction or interruption of our existing or future systems by employees, third parties, vendors, others with authorized access to our systems, or unauthorized persons could negatively affect operations. In addition, future systems upgrades or changes could be time consuming, costly and result in unexpected interruptions or other adverse effects on our business. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third‑party providers.

While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity. Our or our vendors’ and third-party service providers’ failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

Labor disputes, strikes, other forms of work stoppage or slowdown or other union activities could disrupt operations of our businesses.

As of December 28, 2019, labor unions represented approximately 7% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire between 2020 and 2024. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements or adverse labor relations at any of our locations, could lead to strikes, other forms of work stoppage, slowdowns or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

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

The actual cash tax savings realized by Summit Inc. under the TRA may be less than the corresponding TRA payments. Further, payments under the TRA may be made years in advance of when the benefits, if any, are realized on our federal and state income tax returns. Accordingly, there may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the TRA. Based upon a $23.84 share price of our Class A common stock, which was the closing price on December 27, 2019, and a contractually defined discount rate of 3.0%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $289 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

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

As of December 28, 2019, we had 113,309,385 shares of Class A common stock issued and outstanding, and 886,690,615 shares authorized but unissued. The number of unissued shares includes 3,249,657 shares available for issuance upon exchange of LP Units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or securities convertible or exchangeable for Class A common stock, or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our Class A common stock. Thus holders of our Class A common stock will bear the risk of our future issuances reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

An aggregate of 13,500,000 shares of Class A common stock may be granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) of which 8,625,745 have been granted as of December 28, 2019. In addition, as of December 28, 2019 we had outstanding warrants to purchase an aggregate of 100,037 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, or other securities convertible or exchangeable for Class A common stock would dilute the percentage ownership held by the investors of our Class A common stock and may adversely affect the market price of the shares of our Class A common stock.

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

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM  1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES.

Properties

Our headquarters are located in a 21,615 square foot office space, which we lease in Denver, Colorado, under a lease expiring on January 31, 2024.

As of December 28, 2019, we had 3.9 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access. By segment, our estimate of proven and probable reserves as of December 28, 2019 for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production.

		Tonnage of reserves for
		each general type of			Average years	Percent of
	Number of	aggregate			until depletion	reserves owned and
	producing		Sand and	Annual	at current	percent leased
Segment	quarries	Hard rock(1)	gravel(1)	production(1)	production(2)	Owned	Leased(3)
West	80	341,242	775,405	24,275	46	33%	67%
East	157	1,965,312	312,129	18,822	121	64%	36%
Cement	3	503,273	—	1,837	274	100%	—
Total	240	2,809,827	1,087,534	44,934
______________________

(1)	Hard rock, sand and gravel and annual production tons are shown in thousands.

(2)	Calculated based on total reserves divided by our average of 2019 and 2018 annual production

(3)	Lease terms range from monthly to on-going with an average lease expiry of 2025.

As of December 28, 2019, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	95	2	6	97	27
Leased	127	—	4	27	19
Partially owned and leased	18	—	—	—	4
Total	240	2	10	124	50

The following chart summarizes our production and distribution facilities by state as of December 28, 2019:

State	Sand & Gravel	Limestone	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arkansas	5	—	—	17	2	—	2
Colorado	30	1	—	9	7	—	2
Georgia	4	—	—	—	—	—	—
Idaho	4	—	—	3	—	—	2
Illinois	—	—	1	—	—	—	1
Iowa	—	1	2	—	—	—	1
Kansas	9	44	—	17	6	8	16
Kentucky	1	18	—	10	13	—	9
Louisiana	—	—	2	—	—	—	1
Minnesota	—	—	2	—	—	—	—
Missouri	1	48	3	6	—	—	7
Nebraska	—	1	—	—	—	—	—
Nevada	1	—	—	2	—	—	—
New Mexico	1	—	—	—	—	—	—
North Carolina	5	—	—	—	—	—	2
Oklahoma	5	1	—	12	—	—	2
South Carolina	11	1	—	1	—	—	—
Tennessee	—	1	1	—	—	—	—
Texas	10	3	—	22	13	—	20
Utah	19	2	—	20	4	—	3
Virginia	1	9	—	4	4	—	5
Wisconsin	—	—	1	—	—	—	—
Wyoming	1	—	—	1	—	—	2
Total US	108	130	12	124	49	8	75
British Columbia, Canada	—	2	—	—	1	—	6
Total	108	132	12	124	50	8	81
______________________
*Other primarily consists of office space.

ITEM  3.    LEGAL PROCEEDINGS.

The information set forth under “—Legal Proceedings” in Item 1, “Business,” is incorporated herein by reference.

ITEM  4.    MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) to Form 10-K, certain of the information regarding our executive officers required by Items 401(b) and (e) of Regulation S-K is hereby included in Part I of this report.

Thomas W. Hill, 64, President and Chief Executive Officer. Mr. Hill is the founder of Summit Materials and has been President and Chief Executive Officer since its inception. He has been a member of our Board of Directors since August 2009. From 2006 to 2008, he was the Chief Executive Officer of Oldcastle, Inc. (“Oldcastle”), the North American arm of CRH plc,

one of the world's leading construction materials companies. Mr. Hill served on the CRH plc Board of Directors from 2002 to 2008 and, from 1992 to 2006, ran the Materials division of Oldcastle. Mr. Hill served as Chairman of the American Road and Transportation Builders Association (“ARTBA”) from 2002 to 2004, during congressional consideration of the multi-year transportation bill “SAFETEA-LU.” Mr. Hill has been Treasurer of both the National Asphalt Pavement Association and the National Stone Association, and he remains active with ARTBA’s Executive Committee. Mr. Hill received a Bachelor of Arts in Economics and History from Duke University and a Masters of Business Administration from Trinity College in Dublin, Ireland.

Thomas A. Beck, 62, Executive Vice President and Cement Division President. Mr. Beck joined the Company in May 2010 when the Company purchased a controlling interest in Continental Cement. Mr. Beck is Executive Vice President and Cement Division President, a position he has held since January 2013. He was a Senior Vice President with Continental Cement from 2005 to 2013 and its VP, Sales & Marketing, from l996 to 2005. Mr. Beck also held various positions with Holnam (predecessor to Holcim (US) Inc.) from 1987 to 1996. Mr. Beck currently serves on the Executive Committee and is Vice Chairman of the Portland Cement Association and is active on several cement and concrete industry boards. Mr. Beck received a Bachelor of Science degree in Civil Engineering from the University of Illinois.

Anne Lee Benedict, 47, Executive Vice President, Chief Legal Officer and Secretary. Ms. Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher LLP, where she had practiced since 2000. Ms. Benedict's practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and corporate governance matters. Ms. Benedict received a Bachelor of Arts degree in English and Psychology from the University of Michigan and a Juris Doctor from the University of Pennsylvania Law School.

Michael J. Brady, 52, Executive Vice President and Chief Business Development Officer. Mr. Brady joined the Company in April 2009 after having been a Senior Vice President at CRH Plc’s U.S. subsidiary, Oldcastle, with overall responsibility for acquisitions and business development, having joined Oldcastle in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady received a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland and a Master of Business Administration degree from INSEAD in France.

Brian J. Harris, 63, Executive Vice President and Chief Financial Officer. Mr. Harris joined the Company as Chief Financial Officer in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of February 3, 2019, there were five holders of record of our Class A common stock and 30 holders of record of our Class B common stock.

These stockholder figures do not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

All of the outstanding limited liability company interests of Summit LLC are held by Summit Materials Intermediate Holdings, LLC, an indirect subsidiary of Summit Inc. There is no established public trading market for limited liability company interests of Summit LLC.

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

Issuer Purchases of Equity Securities

During the quarter and year ended December 28, 2019, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 28, 2019.

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

The following tables set forth consolidated financial data for the five most recent years, derived from Summit Inc.’s and Summit LLC’s audited consolidated financial statements. The selected statements of operations data for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 and the selected balance sheet data as of December 28, 2019 and December 29, 2018 are derived from audited consolidated financial statements included elsewhere in this report. The selected statements of operations data for the years ended December 31, 2016 and January 2, 2016 and the selected balance sheet data as of December 30, 2017, December 31, 2016 and January 2, 2016 are derived from audited consolidated financial statements not included in this report.

Our fiscal year is based on a 52-53 week year with each quarter consisting of 13 weeks ending on a Saturday. The 53-week year last occurred in 2015 and will occur in 2020. The additional week in the 53-week year was included in the fourth quarter. Historical results are not necessarily indicative of the results to be expected in the future.
Summit Materials, Inc.

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016
($ in thousands, except for per share amounts)
Statement of Operations Data:
Total revenue	$2,222,140	$2,101,002	$1,932,575	$1,626,063	$1,432,297
Income (loss) from continuing operations	$61,123	$36,330	$125,777	$46,126	$(931)
Net income per share of Class A common stock:
Basic	$0.53	$0.30	$1.12	$0.52	$0.68
Diluted	$0.52	$0.30	$1.11	$0.52	$0.50
Balance Sheet Data (as of period end):
Total assets	4,067,556	3,857,641	3,787,333	2,781,466	2,396,179
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,874,255	1,830,611	1,835,375	1,540,250	1,296,750
Finance lease liabilities	56,417	49,119	35,723	39,314	44,822
Summit Materials, LLC

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016
(in thousands)
Statement of Operations Data:
Total revenue	$2,222,140	$2,101,002	$1,932,575	$1,626,063	$1,432,297
Income (loss) from continuing operations	$88,597	$63,837	$134,041	$62,087	$(59)
Balance Sheet Data (as of period end):
Total assets	3,856,223	3,633,244	3,504,241	2,776,420	2,395,162
Total debt, including current portion of long-term debt, excluding original issuance premium or discount and deferred financing costs	1,874,255	1,830,611	1,835,375	1,540,250	1,296,750
Finance lease liabilities	56,417	49,119	35,723	39,314	44,822

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and any factors discussed in the sections entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Historical Consolidated Financial Data,” our audited consolidated annual financial statements and the related notes thereto and other information included in this report. A discussion and analysis of our results of operations and changes in financial condition for fiscal 2018 compared to 2017 may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 29, 2018, filed with the SEC on February 6, 2019, which discussion is incorporated herein by reference.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 55% increase in revenue between the year ended January 2, 2016 (the year of our initial public offering) and the year ended December 28, 2019. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, East and Cement. We operate in 23 U.S. states and in British Columbia, Canada and currently have assets in 22 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to publicly traded multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our materials and products and our ability to control operating costs.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through 2020. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of the existing infrastructure.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Kansas, Utah and Missouri, represented approximately 22%, 13%, 12% and 10%, respectively, of our total revenue in 2019. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”), annual funding available for transportation infrastructure, including state and federal funding, is estimated to average $16.2 billion in total for fiscal year 2020 (which commenced September 1, 2019) and fiscal year 2021 combined. Further, the 2020 Unified Transportation Program (“UTP”) was approved by the Texas Transportation Commission in September 2019 at $77 billion to fund transportation projects from 2020 through 2029; this is an increase from $75 billion in 2019 and more than double the fiscal year 2016 level, which was prior to the Proposition 1 and Proposition 7 funding initiatives discussed in further detail below. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In December 2019, TXDOT updated its fiscal year 2020 lettings estimate to $7.3 billion from $8.9 billion and updated its fiscal year 2021 estimate to $14.2 billion. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

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

◦
In November 2015, Texas voters approved the ballot measure known as Proposition 7, authorizing a constitutional amendment for transportation funding. The amendment dedicates a portion of the state’s general sales and use taxes and motor vehicle sales and rental taxes to the State Highway Fund (“SHF”) for use on non-tolled projects. Beginning in September 2017 (fiscal year 2018), if general state sales and use tax revenue exceeds $28 billion in a fiscal year, the next $2.5 billion will be directed to the SHF. Additionally, beginning in September 2019 (fiscal year 2020), if state motor vehicle sales and rental tax revenue exceeds $5 billion in a fiscal year, 35% of the amount above $5 billion will be directed to the SHF. In fiscal year 2018 sales tax revenue exceeded $30.5 billion, and as such, fiscal year 2019 was the first year in which the full Proposition 7 funding potential, $2.5 billion, was transferred to the SHF. As of November 2019, the Texas Office of the Comptroller expects over $2.5 billion per annum to be transferred to the SHF in both fiscal year 2020 and 2021.

◦
In November 2014, Texas voters approved a ballot measure known as Proposition 1, which authorized a portion of the severance taxes on oil and natural gas to be redirected to the SHF each year. Fiscal year 2019 funding from Proposition 1 was $1.4 billion, up from $734 million in fiscal year 2018 and as of November 2019, the Texas Office of the Comptroller estimated its fiscal year 2020 Proposition 1 transfer to be $1.7 billion. Furthermore, in June 2019, the Texas State Legislature extended the sunset period on Proposition 1 to 2034 from 2024.

•
Utah’s transportation investment fund has $2.3 billion programmed for 2017 through 2022. In early 2017, Utah’s governor signed into law a measure to allow the state to issue up to $1 billion in highway general obligation bonds to accelerate funding for several projects that the Utah Transportation Commission already approved.  Furthermore, in January 2019, Utah’s Transportation Governance and Funding Task Force, appointed by the state legislature in 2017, released draft legislation that would increase fees on electric and hybrid vehicles and create a hotel room tax and local option sales tax to aid in transit development. The proposal would also authorize the Utah Department of Transportation to begin a study on a road usage charge pilot program.  In December 2019, Utah’s Governor signed a measure that beginning in April 2020 will impose a 4.85% state sales tax to gasoline purchases and increase the state diesel tax by 6 cents-per-gallon, with an additional 4 cents-per-gallon diesel tax increase in 2022. The tax is estimated to generate an additional $170 million for transportation investment in 2021.

•
In May 2010, Kansas passed a 10-year $8.2 billion highway bill. In May 2018, a legislative task force was convened to evaluate the current transportation system’s condition and funding of the state’s transportation system. The task force released its formal report in January 2019, concluding that it is imperative that the State of Kansas provides consistent, stable funding in order to maintain a quality transportation system; highlighting the negative impacts of $2.1 billion in transfers out of the SHF since 2011; and recommending that the state legislature review new potential sources of additional funding, including increasing registration fees, motor fuels taxes and fees for oversize vehicles and implementing new fees specific to alternative-fuel vehicles.  Based on the task force’s recommendations, in March 2019, the Kansas State Legislature approved the Governor’s fiscal year 2020 budget with $1.5 billion in transportation funding, a 32% increase from the $1.1 billion in fiscal year 2019, with the further plan to eliminate all transfers out of the SHF by 2023, starting with a $108 million reduction in fiscal year 2020 transfers. The elimination of transfers out of the SHF is expected to help pave the way for the issuance of new bonds for transportation projects. Furthermore, within the Kansas Department of Transportation (“KDOT”) budget, the highway program was allocated $546 million, an increase of 138% or $317 million from fiscal year 2017. Most recently, the Governor authorized an additional $216 million in sales tax revenue to remain in the SHF in fiscal year 2020 to help restore the bridge replacement program and KDOT pledged to complete $435 million worth of transportation projects promised under the Transportation Works program by fiscal year 2023. KDOT has scheduled the following projects for the Transportation Works program over the next three fiscal years: five projects in fiscal year 2021 for approximately $135 million, ten projects in fiscal year 2022 for approximately $221 million and four projects in fiscal year 2023 for approximately $47 million.

•
In July 2019, the Missouri Highways and Transportation Commission approved the 2020 Statewide Transportation Improvement Program (“STIP”), which increased funding to $4.6 billion for highway and bridge construction through 2024 from $4.5 billion in the 2019 STIP and $4.2 billion in the 2018 STIP. Most recently, Missouri lawmakers proposed four new bills aimed at increasing the motor fuel tax, although three of which would require statewide votes. The fourth bill (House Bill 1433), which does not require a statewide vote, includes a $450 million bond directed toward repairing road infrastructure and would increase the motor fuel tax from 17 cents-per-gallon to 19 cents-per-gallon from January 2021 until December 2030 and then decrease back to 18 cents-per-gallon thereafter. The increased motor fuel tax is expected to generate around $60 million per year to pay off the bond over a 10-year period.

The table below sets forth additional details regarding our four key states, including growth rates as compared to the U.S. as a whole:

			Projected Industry Growth by End Market
		Revenue by End Market(1)	2020 to 2022(2)
	Percentage of	Residential and
	Our Total	Nonresidential	Residential	Nonresidential
State	Revenue	Construction	Construction	Construction
Texas	23%	60%	1.2%	0.7%
Kansas	13%	54%	6.4%	3.9%
Utah	12%	75%	0.2%	8.1%
Missouri	10%	68%	1.4%	0.9%
Weighted average(3)			2.2%	3.0%
United States(2)			1.5%	1.8%
______________________

(1)	Percentages based on our revenue by state for the year ended December 28, 2019 and management’s estimates as to end markets.

(2)	Source: PCA

(3)	Calculated using a weighted average based on each state’s percentage contribution to our total revenue.

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms, heavy snows and flooding, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions.

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

Financial Highlights— Year ended December 28, 2019

The principal factors in evaluating our financial condition and operating results for the year ended December 28, 2019 are:

•	Net revenue increased 6.4% or $121.4 million in 2019 as compared to 2018, primarily resulting from organic growth and to a lesser extent, contributions from our acquisitions.

•	Our operating income increased 31.4% or $51.1 million in 2019 as compared to 2018, as pricing and volume increases exceeded the increases in cost of revenue.

•
In March 2019, we issued $300 million of 6.5% senior notes due 2027 (the "2027 Notes"), resulting in net proceeds of $296.3 million, after related fees and expenses. The proceeds from the 2027 Notes were used to redeem the $250 million of 8.5% senior notes due 2022 (the "2022 Notes").

•
In February 2019, we entered into Incremental Amendment No. 4 to the Credit Agreement (as defined below) increasing the size of our revolving credit facility to $345 million and extending the maturity date with respect to the revolving credit commitments to February 25, 2024.

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

Transaction Costs

Transaction costs consist primarily of third party accounting, legal, valuation and financial advisory fees incurred in connection with potential acquisitions.

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

	Year ended
	December 28, 2019		December 29, 2018		December 30, 2017
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$1,122,338	$109,182	$1,117,066	$92,068	$998,843	$130,334
East	809,098	101,775	703,147	59,554	629,919	67,739
Cement	290,704	64,697	280,789	75,843	303,813	89,360
Corporate (1)	—	(62,096)	—	(64,999)	—	(66,556)
Total	$2,222,140	$213,558	$2,101,002	$162,466	$1,932,575	$220,877
______________________

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2019	2018	2017
(in thousands)
Net revenue	$2,030,647	$1,909,258	$1,752,409
Delivery and subcontract revenue	191,493	191,744	180,166
Total revenue	2,222,140	2,101,002	1,932,575
Cost of revenue (excluding items shown separately below)	1,526,332	1,475,779	1,281,777
General and administrative expenses	262,926	253,609	242,670
Depreciation, depletion, amortization and accretion	217,102	204,910	179,518
Transaction costs	2,222	4,238	7,733
Operating income	213,558	162,466	220,877
Interest expense (1)	116,509	116,548	108,549
Loss on debt financings	14,565	149	4,815
Tax receivable agreement expense (benefit) (1)	16,237	(22,684)	271,016
Gain on sale of business	—	(12,108)	—
Other income, net	(11,977)	(15,516)	(5,303)
Income (loss) from operations before taxes	78,224	96,077	(158,200)
Income tax expense (benefit) (1)	17,101	59,747	(283,977)
Net income	$61,123	$36,330	$125,777
______________________

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries, which was $27.5 million, $27.5 million and $8.3 million less than Summit LLC and its subsidiaries in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively and are thus excluded from Summit LLC’s consolidated net income.

Fiscal Year 2019 Compared to 2018

($ in thousands)	2019	2018	Variance
Net revenue	$2,030,647	$1,909,258	$121,389	6.4%
Operating income	213,558	162,466	51,092	31.4%
Operating margin percentage	10.5%	8.5%
Adjusted EBITDA (1)	$461,462	$406,261	$55,201	13.6%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the definition of and the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $121.4 million for the year ended December 28, 2019, primarily resulting from organic growth in our aggregates and asphalt operations, and to a lesser extent, our acquisition program. Of the increase in net revenue, $103.2 million was from increased sales of materials and $21.1 million from increased sales of products, offset by a $2.9 million decrease in service revenue. We generated organic volume growth of 9.5%, 2.8%, 0.1% and 2.6% in aggregates, cement, ready-mix and asphalt, respectively, during 2019 over the prior year period. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 6.5%, 1.7%, 3.3% and 6.2%, respectively, during 2019.

For the year ended December 28, 2019, our net revenue growth was $27.0 million and $94.4 million from acquisitions and organic revenue, respectively. In addition, operating income increased by $51.1 million in 2019 as compared to 2018 primarily as our volume and pricing gains exceeded the increases of our costs of revenue, including increases in our general and administrative expenses and depreciation, depletion, amortization and accretion expense resulting from our acquisition program. Our depreciation, depletion, amortization and accretion increased $12.2 million largely due to acquisitions completed in 2019 and 2018.

For the year ended December 28, 2019, our operating margin percentage increased from 8.5% to 10.5% as compared to the year ended December 29, 2018, due to the items noted above. Adjusted EBITDA, as defined below, increased by $55.2 million in the year ended December 28, 2019 as compared to the year ended December 29, 2018.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

($ in thousands)	2019	2018	Variance
Revenue by product*:
Aggregates	$593,027	$489,200	$103,827	21.2%
Cement	275,530	263,526	12,004	4.6%
Ready-mix concrete	608,168	584,630	23,538	4.0%
Asphalt	369,650	321,144	48,506	15.1%
Paving and related services	603,271	616,892	(13,621)	(2.2)%
Other	(227,506)	(174,390)	(53,116)	(30.5)%
Total revenue	$2,222,140	$2,101,002	$121,138	5.8%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended December 28, 2019 and December 29, 2018 were as follows:

	2019		2018
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	53,954	$10.99	47,624	$10.27	13.3%	7.0%
Cement	2,395	115.03	2,329	113.14	2.8%	1.7%
Ready-mix concrete	5,466	111.27	5,433	107.61	0.6%	3.4%
Asphalt	5,568	58.93	5,404	55.57	3.0%	6.0%
______________________

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Gross revenue from aggregates increased $103.8 million for the year ended December 28, 2019 as compared to the year ended December 29, 2018, due to increased volumes and improved average sales prices. Aggregate volumes growth was attributable primarily to organic growth in both the West and East segments, and to a lesser extent, our acquisition program. Organic aggregate volumes increased 9.5% as compared to 2018, primarily due to increases in Missouri, Kansas and Texas markets. Aggregate pricing of $10.99 per ton increased 7.0% as compared to 2018, supported by strong increases in Missouri.

Gross revenue from cement increased $12.0 million in the year ended December 28, 2019 as compared to the year ended December 29, 2018. The increase was primarily due to a 2.8% increase in organic volumes and a 1.7% increase in organic average sales prices.

Gross revenue from ready-mix concrete increased $23.5 million for the year ended December 28, 2019 as compared to December 29, 2018, primarily from organic growth. Ready-mix concrete pricing of $111.27 per cubic yard in 2019 increased 3.4% as compared to 2018 levels.

Gross revenue from asphalt increased $48.5 million for the year ended December 28, 2019 as compared to the prior year. Our organic asphalt volumes increased 2.6% with the balance of the increased revenue coming from our acquisition program.

Other Financial Information

Loss on Debt Financings

In March 2019, we used the net proceeds from the offering of the 2027 Notes to redeem all of the outstanding 2022 Notes. In connection with this transaction, charges of $14.6 million were recognized in fiscal 2019. The fees included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Tax Receivable Agreement (Benefit) Expense

Our TRA expense for the year ended December 28, 2019 was $16.2 million as compared to TRA benefit of $22.7 million in the year ended December 29, 2018.  Each year, we update our estimate as to when TRA payments will be made. When payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. The TCJA enacted in late 2017 contained provisions whereby interest expense deductions may be limited, and the IRS issued proposed regulations in late 2018 around the deductibility of interest expense. Under our forecast prepared at the end of 2018, we expected the amount of imputed interest based on future TRA payments would be limited under the proposed IRS regulations, and therefore we would not benefit from that deduction. Based on our forecast model updated at the end of 2019, which updated our forecast of the timing of TRA payments, we believe our interest expense deductions will not be limited under the proposed regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of updated state income tax rate, and the imputed interest limitation noted above, we increased our TRA liability by $16.2 million as of December 28, 2019 and reduced our TRA liability by $22.7 million as of December 29, 2018.

Income Tax Expense (Benefit)

Our income tax expense was $17.1 million for the year ended December 28, 2019 as compared to income tax expense of $59.7 million for the year ended December 29, 2018. Our effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits, (2) changes in the valuation allowance, (3) state taxes, (4) tax depletion expense in excess of the expense recorded under U.S. GAAP, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. The Company's income tax provision is calculated under the provisions of the proposed regulations related to tax reform legislation, which may limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

As of December 28, 2019 and December 29, 2018, Summit Inc. had a valuation allowance of $1.7 million and $19.4 million against our deferred tax assets, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2019	2018	Variance
Net revenue	$1,022,730	$1,011,155	$11,575	1.1%
Operating income	109,182	92,068	17,114	18.6%
Operating margin percentage	10.7%	9.1%
Adjusted EBITDA (1)	$204,964	$188,999	$15,965	8.4%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure below.

Net revenue in the West segment increased $11.6 million for the year ended December 28, 2019 as compared to December 29, 2018, primarily due to increases in net revenues from aggregates and asphalt, offset by a decrease in paving and related services as well as a decrease in other revenues due to the sale of a non-core business in the third quarter of 2018. Organic aggregate volumes increased 5.8% in 2019 as compared to 2018, and organic aggregates average sales prices increased 2.7%. Organic ready-mix concrete volumes were down 1.5%, while we achieved a 3.6% increase in organic ready-mix concrete average sales prices.

The West segment’s operating income increased $17.1 million in 2019 as compared to 2018 as our revenue gains as described above outpaced increases in labor costs and hydrocarbon costs included in cost of revenue and increases in general and administrative expenses, as well as higher levels of depreciation and amortization from acquisitions made in 2018. Further, wetter weather conditions in our Texas markets had a negative effect on our operational efficiencies during 2018. Adjusted EBITDA increased $16.0 million in 2019 as compared to 2018 due to the items noted above, offset by tighter construction margins in our Texas and Utah markets. The operating margin percentage in the West segment increased in 2019 to 10.7% as compared to 9.1% in 2018 due to higher pricing and volume gains which exceeded increased labor costs, depreciation and amortization, as well as increases in general and administrative expenses resulting from acquisitions that occurred in 2018 and 2019.

Gross revenue by product/ service was as follows:

($ in thousands)	2019	2018	Variance
Revenue by product*:
Aggregates	$244,138	$219,149	$24,989	11.4%
Ready-mix concrete	460,137	447,136	13,001	2.9%
Asphalt	246,301	214,800	31,501	14.7%
Paving and related services	359,577	381,323	(21,746)	(5.7)%
Other	(187,815)	(145,342)	(42,473)	(29.2)%
Total revenue	$1,122,338	$1,117,066	$5,272	0.5%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing comparing 2019 to 2018 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	8.1%	3.0%
Ready-mix concrete	(0.9)%	3.8%
Asphalt	2.8%	5.7%

Gross revenue from aggregates in the West segment increased $25.0 million in 2019 over 2018, primarily due to increase in organic volumes and average selling prices. Aggregates volume increased in 2019 mainly due to organic growth in our Texas markets. Aggregates pricing in 2019 increased 3.0% when compared to 2018, due primarily to pricing gains in our Utah, Colorado and Vancouver markets.

Gross revenue from ready-mix concrete in the West segment increased $13.0 million in 2019 over 2018, as weather conditions in the last half of 2019 improved over the challenges experienced in 2018 in Texas and the Intermountain geographies.

Gross revenue from asphalt in the West segment increased $31.5 million in 2019, primarily due to organic volume and price increases. Gross revenue for paving and related services in the West segment decreased by $21.7 million in 2019 primarily due to a shift towards more private sector projects and more competitive bidding in the Utah market. Additionally, our liquid asphalt terminal which was damaged by Hurricane Harvey in 2017, was in operation in 2019, but only for the last few months of 2018. For the year ended December 28, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 28, 2019 was approximately $25.0 million and $44.5 million, respectively.

East Segment

($ in thousands)	2019	2018	Variance
Net revenue	$717,213	$617,314	$99,899	16.2%
Operating income	101,775	59,554	42,221	70.9%
Operating margin percentage	14.2%	9.6%
Adjusted EBITDA (1)	$187,625	$138,032	$49,593	35.9%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment increased $99.9 million in 2019 over 2018, as we recorded increases in all lines of business. Specifically, we had solid growth in our aggregates business, where our organic volumes increased 12.9% and organic average sales prices increased 9.1% over prior year levels. Organic ready-mix volumes increased 5.4% coupled with a 2.2% increase in organic average sales prices.

Operating income in the East segment increased $42.2 million and Adjusted EBITDA increased $49.6 million in 2019 over 2018, as our revenue gains described above exceeded increases in labor and hydrocarbon costs included in cost of revenue as well as increases in general and administrative expenses and depreciation and amortization expense increases from acquisitions made in 2018. Operating margin percentage in 2019 increased to 14.2% from 9.6% in 2018, as average sales prices increased more than our cost of revenues.

Gross revenue by product/ service was as follows:

($ in thousands)	2019	2018	Variance
Revenue by product*:
Aggregates	$348,889	$270,051	$78,838	29.2%
Ready-mix concrete	148,031	137,494	10,537	7.7%
Asphalt	123,349	106,344	17,005	16.0%
Paving and related services	243,694	235,569	8,125	3.4%
Other	(54,865)	(46,311)	(8,554)	(18.5)%
Total revenue	$809,098	$703,147	$105,951	15.1%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2019 as compared to 2018 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	18.0%	9.6%
Ready-mix concrete	5.4%	2.2%
Asphalt	3.6%	7.1%

Gross revenue from aggregates in the East segment increased $78.8 million in 2019 over 2018, primarily due to growth in organic aggregates volumes and prices and to a lesser extent, acquisitions in 2018. Aggregate volumes in 2019 increased 18.0% over 2018, primarily due to organic growth in our Missouri market where significant flood repair work is occurring, as well as in Kansas and Kentucky. Aggregates pricing increased in 2019 due to the impact of our organic price growth initiatives as well as due to the mix of aggregates sold in the Missouri market.

Gross revenue from ready-mix concrete in the East segment increased $10.5 million in 2019, as volumes increased 5.4%, primarily due to increases in organic volumes in Kansas and Arkansas, partially offset by organic declines in Missouri and Kentucky.

Gross revenue from asphalt increased $17.0 million in 2019, primarily due to increased organic pricing in all segment geographies. The $8.1 million increase in paving and related service gross revenue in 2019 was primarily due to increased construction activity in Kentucky, partially offset by a decrease in activity in Virginia.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 28, 2019 was approximately $66.7 million and $39.6 million, respectively.

Cement Segment

($ in thousands)	2019	2018	Variance
Net revenue	$290,704	$280,789	$9,915	3.5%
Operating income	64,697	75,843	(11,146)	(14.7)%
Operating margin percentage	22.3%	27.0%
Adjusted EBITDA (1)	$103,438	$111,394	$(7,956)	(7.1)%
______________________

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment increased $9.9 million in 2019 over 2018, as our organic volumes increased 2.8% and organic average sales prices increased 1.7%.

The Cement segment’s operating income declined $11.1 million and Adjusted EBITDA declined $8.0 million in 2019. Operating margin percentage for the year ended December 28, 2019 decreased to 22.3% from 27.0% in the prior year. The decrease in operating income and operating margin in 2019 was due to higher distribution costs as we sought alternative distribution means with challenging barge traffic conditions on the Mississippi River primarily in the first half of 2019, as well as incremental plant downtime.

Gross revenue by product was as follows:

($ in thousands)	2019	2018	Variance
Revenue by product*:
Cement	$275,530	$263,526	$12,004	4.6%
Other	15,174	17,263	(2,089)	(12.1)%
Total revenue	$290,704	$280,789	$9,915	3.5%
______________________
*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2019 from 2018 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	2.8%	1.7%

Revenue from cement increased $12.0 million in 2019, due to the 2.8% increase in organic cement volumes and organic pricing gains.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by our operations and amounts available for borrowing under our credit facilities and capital-raising activities in the debt capital markets. In addition to our current sources of liquidity, we have access to liquidity through public offerings of shares of our Class A common stock. To facilitate such offerings, in January 2020, we filed a shelf registration statement with the SEC that is effective for a term of three years and will expire in January 2023. The amount of Class A common stock to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific limit on the amount we may issue. The specifics of any future offerings, along with the use of the proceeds thereof, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

As of December 28, 2019, we had $311.3 million in cash and cash equivalents and $497.0 million of working capital as compared to $128.5 million and $330.9 million, respectively, at December 29, 2018. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of December 28, 2019 or December 29, 2018.

Our remaining borrowing capacity on our $345.0 million senior secured revolving credit facility as of December 28, 2019 was $329.8 million, which is net of $15.2 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of December 28, 2019 and December 29, 2018, our long-term borrowings totaled $1.9 billion and $1.8 billion, respectively, for which we incurred $102.0 million and $102.7 million of interest expense, respectively. Our senior secured revolving facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of December 28, 2019.

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

For the years ended December 28, 2019 and December 29, 2018, our Consolidated First Lien Net Leverage Ratio was 0.80 to 1.00 and 1.35 to 1.00, respectively, based on consolidated first lien net debt of $369.4 million and $551.2 million as of December 28, 2019 and December 29, 2018, respectively, divided by Further Adjusted EBITDA of $461.5 million and $408.4 million for the years ended December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019 and December 29, 2018, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2019	2018	2017
Net income	$61,123	$36,330	$125,777
Interest expense	116,509	116,548	108,549
Income tax expense (benefit)	17,101	59,747	(283,977)
Depreciation, depletion, and amortization	214,886	203,305	177,643
EBITDA	$409,619	$415,930	$127,992
Accretion	2,216	1,605	1,875
Loss on debt financings	14,565	149	4,815
Tax receivable agreement expense (benefit)	16,237	(22,684)	271,016
Gain on sale of business	—	(12,108)	—
Transaction costs(a)	2,222	4,238	7,733
Non-cash compensation(b)	20,403	25,378	21,140
Other(c)	(3,800)	(6,247)	1,206
Adjusted EBITDA	$461,462	$406,261	$435,777
EBITDA for certain acquisitions(d)	—	2,119	16,919
Further Adjusted EBITDA	$461,462	$408,380	$452,696
______________________

(a)	Represents the transaction expenses associated with closed and probable acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions.

(b)	Represents non-cash equity-based compensation granted to employees.

(c)
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

(d)
Under the terms of our credit facilities, we include EBITDA from our acquisitions, net of dispositions, in each fiscal year for periods prior to acquisition. We believe this provides our lenders with a more meaningful view of our EBITDA across all periods by making the information more comparable.

At December 28, 2019 and December 29, 2018, $1.9 billion and $1.8 billion of total debt was outstanding under our respective debt agreements, respectively. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On February 28, 2019, Summit LLC entered into Incremental Amendment No. 4 to the Credit Agreement which, among other things, increased the total amount available under the revolving credit facility to $345.0 million and extended the maturity date of the Credit Agreement to February 2024.

Senior Notes

On March 15, 2019, Summit LLC and Summit Finance (together, the “Issuers”) issued $300 million in aggregate principal amount of 6.5% senior notes due March 15, 2027 (the "2027 Notes"). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

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

On March 8, 2016, the Issuers issued $250.0 million in aggregate principal amount of 2022 Notes. The 2022 Notes were redeemed in full in March 2019 as noted above.

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

Senior Secured Credit Facilities

Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650 million and revolving credit commitments in an aggregate amount of $345 million (the "Senior Secured Credit Facilities"). Under the terms of Senior Secured Credit Facilities, as amended through February 2019, required principal payments of 0.25% of the aggregate amount of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date of November 21, 2024.

The revolving credit facility bears interest per annum equal to, at Summit LLC's option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00% plus an applicable margin of 2.00% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.00% for LIBOR rate loans.

There were no outstanding borrowings under the revolving credit facility as of December 28, 2019 or December 29, 2018. As of December 28, 2019, we had remaining borrowing capacity of $329.8 million under the revolving credit facility, which is net of $15.2 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 28, 2019 and December 29, 2018, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

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
Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.			Summit LLC
(in thousands)	2019	2018	2017	2019	2018	2017
Net cash provided by:
Operating activities	$337,184	$209,368	$292,183	$337,184	$209,368	$295,132
Investing activities	(162,809)	(419,699)	(552,475)	(162,809)	(419,699)	(552,475)
Financing activities	8,150	(43,993)	499,755	8,150	(43,993)	497,526

Operating Activities

During the year ended December 28, 2019, cash provided by operating activities was $337.2 million primarily as a result of:

•
Net income of $61.1 million, adjusted for $249.7 million of non-cash expenses, including $222.9 million of depreciation, depletion, amortization and accretion, $20.4 million of share-based compensation and $16.0 million of change in deferred tax asset, net.

•	Billed and unbilled accounts receivable increased by $31.5 million in fiscal 2019 as a result of increased revenue from our acquisitions as compared to fiscal 2018.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $104.6 million of interest payments in 2019.

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

Investing Activities

During the year ended December 28, 2019, cash used for investing activities was $162.8 million, of which $5.4 million related to acquisitions completed in the period and $177.5 million was invested in capital expenditures, which was partially offset by $21.2 million of proceeds from asset sales.

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
Financing Activities

During the year ended December 28, 2019, cash provided by financing activities was $8.2 million. We received $19.1 million of proceeds from stock option exercises and $300.0 million from proceeds of debt issuance, which was offset by $33.9 million of payments on acquisition related liabilities and $270.2 million in debt payments.

During the year ended December 29, 2018, cash used in financing activities was $44.0 million. We received $15.6 million of proceeds from stock option exercises and $64.5 million from proceeds of debt issuance, which was offset by $36.5 million of payments on acquisition related liabilities, and $85.0 million in debt payments.

Cash Paid for Capital Expenditures

We expended approximately $177.5 million in capital expenditures for the year ended December 28, 2019 compared to $220.7 million and $194.1 million in the years ended December 29, 2018 and December 30, 2017, respectively.

We estimate that we will invest between $185 million and $205 million in capital expenditures in 2020, which includes $65 - $80 million for our greenfield development projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of December 28, 2019, we had accrued $327.0 million as TRA liability. The entire TRA liability is a long term liability as no additional payments are expected in the next twelve months.

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

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $23.84 per share price of our Class A common stock, the closing price of our stock on December 28, 2019 and a contractually defined discount rate of 3.00%, we estimate that if we were to exercise our right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $289 million.

Contractual Obligations

The following table presents, as of December 28, 2019, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,874,255	$7,942	$6,354	$6,354	$656,354	$597,251	$600,000
Finance lease obligations	62,285	18,646	21,886	14,940	1,732	2,252	2,829
Operating lease obligations	43,150	9,958	7,960	4,852	3,842	2,246	14,292
Interest payments (1)	503,815	100,085	97,728	97,427	97,190	54,947	56,438
Acquisition-related liabilities	65,213	33,676	9,705	3,522	2,774	2,742	12,794
Royalty payments	113,413	7,555	7,212	7,214	7,216	6,613	77,603
Defined benefit plans (2)	16,927	1,136	1,863	1,359	1,379	1,187	10,003
Asset retirement obligation payments	97,413	7,963	4,983	2,129	1,978	2,926	77,434
Purchase commitments (3)	36,814	31,503	5,311	—	—	—	—
Payments pursuant to tax receivable agreement (4)	326,965	—	—	—	1,547	2,333	323,085
Other	25,082	15,753	3,538	3,309	2,482	—	—
Total contractual obligations	$3,165,332	$234,217	$166,540	$141,106	$776,494	$672,497	$1,174,478
______________________

(1)	Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 28, 2019 and may differ from actual results.

(2)
Future payments to fund our defined benefit plans are estimated based on multiple assumptions which are enumerated in Note 14 to the consolidated financial statements included elsewhere in this report.

(3)	Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.

(4)
The total amount payable under our TRA is estimated at $327.0 million as of December 28, 2019. Under the terms of the TRA, payment of amounts benefiting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized.  We are currently estimating benefits next being realized in the 2021 tax year, and paid to TRA holders in early 2023. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.

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

Off-Balance Sheet Arrangements

As of December 28, 2019, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$108,751	$106,307	$75,480	$(229,415)	$61,123
Interest expense (income) (1)	1,734	1,774	(10,489)	123,490	116,509
Income tax expense (benefit) (1)	1,918	(267)	—	15,450	17,101
Depreciation, depletion and amortization	92,737	80,262	37,891	3,996	214,886
EBITDA	$205,140	$188,076	$102,882	$(86,479)	$409,619
Accretion	519	1,141	556	—	2,216
Loss on debt financings	—	—	—	14,565	14,565
Tax receivable agreement expense (1)	—	—	—	16,237	16,237
Transaction costs	96	—	—	2,126	2,222
Non-cash compensation	—	—	—	20,403	20,403
Other (2)	(791)	(1,592)	—	(1,417)	(3,800)
Adjusted EBITDA (1)	$204,964	$187,625	$103,438	$(34,565)	$461,462

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 29, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$109,363	$58,579	$83,148	$(214,760)	$36,330
Interest expense (benefit) (1)	5,064	3,491	(6,815)	114,808	116,548
Income tax expense	535	32	—	59,180	59,747
Depreciation, depletion and amortization	91,224	74,463	34,996	2,622	203,305
EBITDA	$206,186	$136,565	$111,329	$(38,150)	$415,930
Accretion	570	970	65	—	1,605
Loss on debt financings	—	—	—	149	149
Tax receivable agreement benefit	—	—	—	(22,684)	(22,684)
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	(3)	—	—	4,241	4,238
Non-cash compensation	—	—	—	25,378	25,378
Other (2)	(5,646)	497	—	(1,098)	(6,247)
Adjusted EBITDA (1)	$188,999	$138,032	$111,394	$(32,164)	$406,261

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 30, 2017
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss) (1)	$121,390	$68,361	$92,956	$(156,930)	$125,777
Interest expense (1)	6,924	3,082	(3,760)	102,303	108,549
Income tax expense (benefit)	1,910	(864)	—	(285,023)	(283,977)
Depreciation, depletion and amortization	70,499	66,436	38,107	2,601	177,643
EBITDA	$200,723	$137,015	$127,303	$(337,049)	$127,992
Accretion	815	816	244	—	1,875
Loss on debt financings	—	—	—	4,815	4,815
Tax receivable agreement expense (1)	—	—	—	271,016	271,016
Transaction costs	(76)	—	—	7,809	7,733
Non-cash compensation	—	—	—	21,140	21,140
Other	2,128	1,277	—	(2,199)	1,206
Adjusted EBITDA (1)	$203,590	$139,108	$127,547	$(34,468)	$435,777
______________________

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $27.5 million, $27.5 million and $8.3 million less than Summit LLC and its subsidiaries in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.

(2)
For the year ended December 28, 2019, we negotiated a $2.0 million reduction in the amount of a contingent liability from one of our acquisitions. For the year ended December 29, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

Reconciliation of Working Capital	2019	2018
($ in thousands)
Total current assets	$796,281	$591,540
Less total current liabilities	(299,297)	(260,657)
Working capital	$496,984	$330,883

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2019	2018	2017
($ in thousands)
Operating income	$213,558	$162,466	$220,877
General and administrative expenses	262,926	253,609	242,670
Depreciation, depletion, amortization and accretion	217,102	204,910	179,518
Transaction costs	2,222	4,238	7,733
Adjusted Cash Gross Profit (exclusive of items shown separately)	$695,808	$625,223	$650,798
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	34.3%	32.7%	37.1%
_____________________

(1)	Adjusted Cash Gross Margin is defined as Adjusted Cash Gross Profit as a percentage of net revenue.

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

We paid cash of $5.4 million and $246.0 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 28, 2019 and December 29, 2018, respectively.

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

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for our reporting units. In 2019, we performed a two-step quantitative analysis on all of our reporting units. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss.

As of December 28, 2019, we determined that no events or circumstances from October 1, 2019 through December 28, 2019 indicated that a further assessment was necessary.

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

Services

We earn revenue from the provision of services, which are primarily paving and related services, but also include landfill operations and the receipt and disposal of waste that is converted to fuel for use in our cement plants. Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

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

Revenue derived from paving and related services is recognized using the percentage of completion method, which approximates progress towards completion. Under the percentage of completion method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. The majority of our construction service contracts, and therefore, revenue, are opened and completed within one year, with most activity during the spring, summer and fall. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 28, 2019.

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

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Changes in oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represented approximately 12.7% of our consolidated revenue in 2019. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

For the year ended December 28, 2019, our costs associated with liquid asphalt and energy amounted to approximately $275.0 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $27.5 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before December 28, 2019.

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

Interest Rate Risk

As of December 28, 2019, we had $624.3 million in term loans outstanding which bear interest at a variable rate. As of December 28, 2019, the rate in effect was the one‑month LIBOR of 1.70%, plus the Applicable Rate of 200 basis points. Therefore, a 100 basis point increase in the interest rate at December 28, 2019 would only have increased the all-in rate from 3.70% to 4.70%, the effect of which would have been an increase of $6.2 million on annual interest expense.

On January 19, 2017, we amended the Credit Agreement and, as a result, the floor decreased from 1.00% to 0.75% and the applicable margin was reduced. On November 21, 2017, Summit LLC entered into Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things, extended the maturity date from 2022 to 2024, brought the floor to zero and reduced the applicable margin in respect of the $635.4 million outstanding principal amount of term loans thereunder. On May 22, 2018, Summit LLC entered into Amendment No. 3 to the Amended and Restated Credit Agreement, which further reduced the applicable margin in respect of the $633.8 million outstanding principal amount of term loans thereunder.

The Company has entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The derivative expired in September 2019.

At our cement plants, we sponsored two non‑contributory defined benefit pension plans for certain hourly and salaried employees and two healthcare and life insurance benefits plans for certain eligible retired employees. As of January 2014, the two pension plans had been frozen to new participants and future benefit accruals and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage for current employees. As a result of the acquisition of a cement and quarry in Davenport, Iowa and cement distribution terminals along the Mississippi River in 2015, the hourly defined benefit pension plan was amended to permit a new group of participants into the plan to accrue benefits in accordance with the terms of the collective bargaining agreement covering such Davenport employees. As a result of the collective bargaining unit negotiations in 2017, the hourly defined benefit pension plan was amended to stop future benefit accruals for the Davenport employees effective December 31, 2017. In 2015, the company adopted one new retiree healthcare plan to provide benefits prior to Medicare eligibility for certain hourly Davenport employees. As a result of the collective bargaining unit negotiations in 2017, hourly Davenport employees hired on or after January 1, 2018 are no longer eligible for retiree medical benefits. Our results of operations are affected by our net periodic benefit cost from these plans, which was $0.2 million in 2019. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long‑term rate of return on assets. Therefore, we have interest rate risk associated with these factors.

The healthcare and life insurance benefit plans are exposed to changes in the cost of healthcare services. A one percentage‑point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $0.8 million or $(0.7) million, respectively, at December 28, 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessing revenue recognized over time on open paving and related service contracts
As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company earns revenue from providing paving and related services, which are recognized over time as performance obligations are satisfied. The Company recognizes paving and related services revenue as services are rendered based on the proportion of costs incurred to date relative to total estimated costs at completion. For the year ended December 28, 2019, the Company had recognized paving and related service revenue related to service revenue of $306 million.

We identified the assessment of revenue recognized over time on paving and related services related contracts in progress as a critical audit matter.  Paving and related service related contracts in-progress require challenging auditor judgment to evaluate the forecast of remaining costs to complete, which had a significant impact on the amount of revenue recognized during the period.

The primary procedures we performed to address this critical audit matter included the following. We performed procedures to analyze financial information over paving and related services revenue to determine the nature and extent of audit procedures. We tested certain internal controls over the Company’s over time revenue recognition process, including controls over the forecasting of estimated costs. We selected a sample of in-progress paving and related service costs incurred and compared the amount and dates incurred to underlying supporting documentation. We analyzed prior year end in-progress contracts that were completed in the current year to evaluate the Company’s ability to accurately estimate paving and service related contract forecasted costs to complete. For certain contracts selected for testing, we evaluated the competence, capabilities, and objectivity of the project managers who determined the forecasted costs to complete for the contracts. For these contracts, we also evaluated the estimated costs at completion by performing project manager interviews to obtain an understanding of the facts and circumstances of each selected contract, including changes in scope to the contract, additional estimated costs to complete, and expected completion date.

 /s/ KPMG LLP

We have served as the Company’s auditor since  2012.
Denver, Colorado
February 5, 2020

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 28, 2019 and December 29, 2018
(In thousands, except share and per share amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$311,319	$128,508
Accounts receivable, net	253,256	214,518
Costs and estimated earnings in excess of billings	13,088	18,602
Inventories	204,787	213,851
Other current assets	13,831	16,061
Total current assets	796,281	591,540
Property, plant and equipment	1,747,449	1,780,132
Goodwill	1,199,699	1,192,028
Intangible assets	23,498	18,460
Deferred tax assets	212,333	225,397
Operating lease right-of-use assets	32,777	—
Other assets	55,519	50,084
Total assets	$4,067,556	$3,857,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,942	$6,354
Current portion of acquisition-related liabilities	32,700	34,270
Accounts payable	116,359	107,702
Accrued expenses	120,005	100,491
Current operating lease liabilities	8,427	—
Billings in excess of costs and estimated earnings	13,864	11,840
Total current liabilities	299,297	260,657
Long-term debt	1,851,057	1,807,502
Acquisition-related liabilities	19,801	49,468
Tax receivable agreement liability	326,965	309,674
Noncurrent operating lease liabilities	25,381	—
Other noncurrent liabilities	100,282	88,195
Total liabilities	2,622,783	2,515,496
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 113,309,385 and 111,658,927 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	$1,134	$1,117
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of December 28, 2019 and December 29, 2018	—	—
Additional paid-in capital	1,234,020	1,194,204
Accumulated earnings	188,805	129,739
Accumulated other comprehensive income	3,448	2,681
Stockholders’ equity	1,427,407	1,327,741
Noncontrolling interest in Summit Holdings	17,366	14,404
Total stockholders’ equity	1,444,773	1,342,145
Total liabilities and stockholders’ equity	$4,067,556	$3,857,641

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(In thousands, except share and per share amounts)

	2019	2018	2017
Revenue:
Product	$1,724,462	$1,600,159	$1,449,936
Service	306,185	309,099	302,473
Net revenue	2,030,647	1,909,258	1,752,409
Delivery and subcontract revenue	191,493	191,744	180,166
Total revenue	2,222,140	2,101,002	1,932,575
Cost of revenue (excluding items shown separately below):
Product	1,116,662	1,058,544	898,281
Service	218,177	225,491	203,330
Net cost of revenue	1,334,839	1,284,035	1,101,611
Delivery and subcontract cost	191,493	191,744	180,166
Total cost of revenue	1,526,332	1,475,779	1,281,777
General and administrative expenses	262,926	253,609	242,670
Depreciation, depletion, amortization and accretion	217,102	204,910	179,518
Transaction costs	2,222	4,238	7,733
Operating income	213,558	162,466	220,877
Interest expense	116,509	116,548	108,549
Loss on debt financings	14,565	149	4,815
Tax receivable agreement expense (benefit)	16,237	(22,684)	271,016
Gain on sale of business	—	(12,108)	—
Other income, net	(11,977)	(15,516)	(5,303)
Income (loss) from operations before taxes	78,224	96,077	(158,200)
Income tax expense (benefit)	17,101	59,747	(283,977)
Net income	61,123	36,330	125,777
Net income attributable to noncontrolling interest in subsidiaries	—	—	(27)
Net income attributable to Summit Holdings	2,057	2,424	3,974
Net income attributable to Summit Inc.	$59,066	$33,906	$121,830
Earnings per share of Class A common stock:
Basic	$0.53	$0.30	$1.12
Diluted	$0.52	$0.30	$1.11
Weighted average shares of Class A common stock:
Basic	112,204,067	111,380,175	108,696,438
Diluted	112,684,718	112,316,646	109,490,898

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(In thousands)

	2019	2018	2017
Net income	$61,123	$36,330	$125,777
Other comprehensive income (loss):
Postretirement curtailment adjustment	—	—	429
Postretirement liability adjustment	(1,925)	1,661	699
Foreign currency translation adjustment	4,716	(9,348)	7,768
Income (loss) on cash flow hedges	(146)	1,206	1,413
Less tax effect of other comprehensive income items	—	1,578	(288)
Other comprehensive income (loss)	2,645	(4,903)	10,021
Comprehensive income	63,768	31,427	135,798
Less comprehensive income attributable to the noncontrolling interest in consolidated subsidiaries	—	—	(27)
Less comprehensive income attributable to Summit Holdings	3,935	2,226	4,360
Comprehensive income attributable to Summit Inc.	$59,833	$29,201	$131,465

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(In thousands)

	2019	2018	2017
Cash flow from operating activities:
Net income	$61,123	$36,330	$125,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	222,862	208,772	193,107
Share-based compensation expense	20,403	25,378	21,140
Net gain on asset disposals	(10,294)	(30,093)	(7,638)
Non-cash loss on debt financings	2,850	—	3,856
Change in deferred tax asset, net	16,012	57,490	(289,219)
Other	(2,135)	2,018	(2,359)
(Increase) decrease in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(37,049)	(5,796)	(3,720)
Inventories	8,582	(11,598)	(18,609)
Costs and estimated earnings in excess of billings	5,558	(8,702)	(1,825)
Other current assets	5,465	(7,159)	8,703
Other assets	5,085	(106)	(3,103)
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	18,903	(13,403)	6,192
Accrued expenses	7,640	(16,544)	(7,006)
Billings in excess of costs and estimated earnings	1,988	(5,052)	109
Tax receivable agreement liability	17,291	(21,666)	273,194
Other liabilities	(7,100)	(501)	(6,416)
Net cash provided by operating activities	337,184	209,368	292,183
Cash flow from investing activities:
Acquisitions, net of cash acquired	(5,392)	(246,017)	(374,930)
Purchases of property, plant and equipment	(177,495)	(220,685)	(194,146)
Proceeds from the sale of property, plant and equipment	21,173	21,635	17,072
Proceeds from sale of business	—	21,564	—
Other	(1,095)	3,804	(471)
Net cash used for investing activities	(162,809)	(419,699)	(552,475)
Cash flow from financing activities:
Proceeds from equity offerings	—	—	237,600
Capital issuance costs	—	—	(627)
Proceeds from debt issuances	300,000	64,500	302,000
Debt issuance costs	(6,312)	(550)	(6,416)
Payments on debt	(270,229)	(85,042)	(16,438)
Purchase of noncontrolling interests	—	—	(532)
Payments on acquisition-related liabilities	(33,883)	(36,504)	(34,650)
Distributions from partnership	—	(69)	(1,974)
Proceeds from stock option exercises	19,076	15,615	21,661
Other	(502)	(1,943)	(869)
Net cash provided by (used in) financing activities	8,150	(43,993)	499,755
Impact of foreign currency on cash	286	(724)	701
Net increase (decrease) in cash	182,811	(255,048)	240,164
Cash and cash equivalents—beginning of period	128,508	383,556	143,392
Cash and cash equivalents—end of period	$311,319	$128,508	$383,556

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity
Years ended December 28, 2019, December 29, 2018 and December 30, 2017
(In thousands, except share amounts)

		Summit Materials, Inc.
			Accumulated
	Noncontrolling		Other	Class A		Class B		Additional	Noncontrolling	Total
	Interest in	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Subsidiaries	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 31, 2016	$1,378	$19,028	$(2,249)	96,033,222	$961	100	$—	$824,304	$16,617	$860,039

Net (loss) income	(27)	121,830	—	—	—	—	—	—	3,974	125,777
Issuance of Class A Shares	—	—	—	10,000,000	100	—	—	238,367	(1,496)	236,971
LP Unit exchanges	—	—	—	1,461,677	15	—	—	4,159	(4,174)	—
Other comprehensive income, net of tax	—	—	9,635	—	—	—	—	—	386	10,021
Stock option exercises	—	—	—	1,203,121	12	—	—	21,649	—	21,661
Share-based compensation	—	—	—	—	—	—	—	21,140	—	21,140
Dividend (0.014/share)	—	(45,025)	—	1,521,056	15	—	—	45,163	(155)	(2)
Distributions from partnership	—	—	—	—	—	—	—	—	(1,974)	(1,974)
Purchase of noncontrolling interest	(1,148)	—	—	—	—	—	—	—	—	(1,148)
Shares redeemed to settle taxes and other	(203)	—	—	131,518	1	—	—	(562)	—	(764)
Balance — December 30, 2017	$—	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721

Net income	—	33,906	—	—	—	—	—	—	2,424	36,330
LP Unit exchanges	—	—	—	254,102	2	—	—	929	(931)	—
Other comprehensive income, net of tax	—	—	(4,705)	—	—	—	—	—	(198)	(4,903)
Stock option exercises	—	—	—	863,898	9	—	—	15,607	—	15,616
Share-based compensation	—	—	—	—	—	—	—	25,378	—	25,378
Distributions from partnership	—	—	—	—	—	—	—	—	(69)	(69)
Shares redeemed to settle taxes and other	—	—	—	190,333	2	(1)	—	(1,930)	—	(1,928)
Balance — December 29, 2018	$—	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145

Net income	—	59,066	—	—	—	—	—	—	2,057	61,123
LP Unit exchanges	—	—	—	185,861	2	—	—	971	(973)	—
Other comprehensive income, net of tax	—	—	767	—	—	—	—	—	1,878	2,645
Stock option exercises	—	—	—	1,065,446	11	—	—	19,065	—	19,076
Share-based compensation	—	—	—	—	—	—	—	20,403	—	20,403
Shares redeemed to settle taxes and other	—	—	—	399,151	4	—	—	(623)	—	(619)
Balance — December 28, 2019	$—	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773

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

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. Its sole material asset is a controlling equity interest in Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering ("IPO"), Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries. Summit Inc. owns the majority of the partnership interests of Summit Holdings (see note 11, Stockholders’ Equity).  Summit Materials, LLC (“Summit LLC”) an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Continental Cement Company, L.L.C. (“Continental Cement”) is also a wholly owned subsidiary of Summit LLC. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

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

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The 53-week year last occurred in 2015, and will occur in 2020.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2019, 2018 or 2017.

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

Services

We earn revenue from the provision of services, which are primarily paving and related services, but also include landfill operations and the receipt and disposal of waste that is converted to fuel for use in our cement plants. Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

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

Revenue derived from paving and related services is recognized using the percentage of completion method, which approximates progress towards completion. Under the percentage of completion method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. The majority of our construction service contracts, and therefore revenue, are opened and completed within one year, with the most activity during the spring, summer and fall. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 28, 2019.

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

Income Taxes—Summit Inc. is a corporation subject to income taxes in the United States. Certain subsidiaries, including Summit Holdings, or subsidiary groups of the Company are taxable separate from Summit Inc. The provision for income taxes, or Summit Inc.’s proportional share of the provision, are included in the Company’s consolidated financial statements.

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

The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense (benefit).

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

New Accounting Standards — In February 2016, the Financial Accounting Standards Board FASB ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about the leases than current U.S. GAAP requires. The ASU and subsequent amendments issued in 2018 are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted the standard effective December 30, 2018 using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. The most significant impact upon adoption was the recognition of $36.8 million of operating lease right-of-use assets and $36.8 million operating lease liabilities. The standard had no material impact on our statements of operations and cash flows.

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

	2019	2018	2017
West	2	5	6
East (1)	—	7	8

______________________
(1)    In addition, the Company acquired certain assets of a small ready-mix concrete operation in the second quarter of 2018.

The table below summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates.

	2019	2018
Financial assets	$—	$14,769
Inventories	52	18,313
Property, plant and equipment	3,542	124,957
Intangible assets	—	3,175
Other assets	—	1,539
Financial liabilities	(36)	(13,529)
Other long-term liabilities	—	(8,125)
Net assets acquired	3,558	141,099
Goodwill	1,834	154,120
Purchase price	5,392	295,219
Acquisition-related liabilities	—	(49,202)
Net cash paid for acquisitions	$5,392	$246,017

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

2020	$31,708
2021	9,705
2022	3,411
2023	2,657
2024	2,620
Thereafter	7,020
Total scheduled payments	57,121
Present value adjustments	(7,889)
Total noncompete obligations and deferred consideration	$49,232

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(3) Goodwill

As of December 28, 2019, the Company had 11 reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. In 2019, we performed a two-step quantitative analysis on all of our reporting units. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2019. The accumulated impairment charges recognized in periods prior to 2017 totaled $68.2 million.

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

Within the West segment, as a result of management changes in 2019, we integrated our Austin operations with those of our Houston operations, resulting in one reporting unit for goodwill.

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance—December 30, 2017	$526,290	$305,374	$204,656	$1,036,320
Acquisitions	59,148	101,431	—	160,579
Foreign currency translation adjustments	(4,871)	—	—	(4,871)
Balance, December 29, 2018	$580,567	$406,805	$204,656	$1,192,028
Acquisitions (1)	1,657	3,621	—	5,278
Foreign currency translation adjustments	2,393	—	—	2,393
Balance, December 28, 2019	$584,617	$410,426	$204,656	$1,199,699
______________________

(1)	Reflects goodwill from 2019 acquisitions and working capital adjustments from prior year acquisitions.

(4) Revenue Recognition

We derive our revenue predominantly by selling construction materials, products and providing paving and related services. Construction materials consist of aggregates and cement. Products consist of related downstream products, including ready-mix concrete, asphalt paving mix and concrete products. Paving and related service revenue is generated primarily from the asphalt paving services that we provide, and is recognized using the percentage of completion method. The majority of our construction service contracts, and therefore revenue, are opened and completed within one year, with the most activity during the spring, summer and fall.

Revenue by product for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 consisted of the following:

	2019	2018	2017
Revenue by product*:
Aggregates	$469,670	$373,824	$313,383
Cement	266,235	258,876	282,041
Ready-mix concrete	607,622	584,114	492,302
Asphalt	330,750	301,247	285,653
Paving and related services	360,234	379,540	371,763
Other	187,629	203,401	187,433
Total revenue	$2,222,140	$2,101,002	$1,932,575
______________________
 *       Revenue from the liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from December 29, 2018 to December 28, 2019. Also included in the table is the net change in the estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—December 29, 2018	$18,602	$11,840
Changes in revenue billed, contract price or cost estimates	(5,558)	1,988
Other	44	36
Balance—December 28, 2019	$13,088	$13,864

Accounts receivable, net consisted of the following as of December 28, 2019 and December 29, 2018:

	2019	2018
Trade accounts receivable	$191,672	$157,601
Construction contract receivables	47,966	47,994
Retention receivables	17,808	15,010
Receivables from related parties	1,596	629
Accounts receivable	259,042	221,234
Less: Allowance for doubtful accounts	(5,786)	(6,716)
Accounts receivable, net	$253,256	$214,518

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of December 28, 2019 and December 29, 2018:

	2019	2018
Aggregate stockpiles	$140,461	$151,300
Finished goods	33,023	34,993
Work in process	7,664	7,478
Raw materials	23,639	20,080
Total	$204,787	$213,851

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of December 28, 2019 and December 29, 2018:

	2019	2018
Land (mineral bearing) and asset retirement costs	$333,024	$323,553
Land (non-mineral bearing)	182,065	184,029
Buildings and improvements	178,088	173,559
Plants, machinery and equipment	1,318,512	1,239,793
Mobile equipment and barges	501,809	468,313
Truck and auto fleet	54,838	51,938
Landfill airspace and improvements	49,766	49,754
Office equipment	43,155	39,794
Construction in progress	42,007	43,650
Property, plant and equipment	2,703,264	2,574,383
Less accumulated depreciation, depletion and amortization	(955,815)	(794,251)
Property, plant and equipment, net	$1,747,449	$1,780,132

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

Depreciation, depletion and amortization expense of property, plant and equipment was $196.8 million, $199.6 million and $174.4 million in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

Property, plant and equipment at December 28, 2019 and December 29, 2018 included $82.7 million and $67.7 million, respectively, of finance leases for certain equipment and a building with accumulated amortization of $24.9 million and $19.3 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $16.0 million and $15.6 million of the future obligations associated with the finance leases are included in accrued expenses as of December 28, 2019 and December 29, 2018, respectively, and the present value of the remaining finance lease payments, $40.4 million and $33.6 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $18.6 million, $21.9 million, $14.9 million, $1.7 million, and $2.3 million for the years ended 2020, 2021, 2022, 2023 and 2024, respectively.

Assets are assessed for impairment charges when identified for disposition. The net gain from asset dispositions recognized in general and administrative expenses in fiscal years 2019, 2018 and 2017 was $10.7 million, $12.6 million and

$7.5 million, respectively. No material impairment charges have been recognized on assets held for use in fiscal 2019, 2018 or 2017.

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

	December 28, 2019			December 29, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Mineral leases	$19,064	$(6,408)	$12,656	$19,064	$(5,259)	$13,805
Reserve rights	6,234	(2,248)	3,986	6,234	(1,940)	4,294
Trade names	1,000	(958)	42	1,000	(858)	142
Other	7,566	(752)	6,814	409	(190)	219
Total intangible assets	$33,864	$(10,366)	$23,498	$26,707	$(8,247)	$18,460

Amortization expense in fiscal 2019, 2018 and 2017 was $2.1 million, $1.5 million and $1.3 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2020	$2,526
2021	2,138
2022	2,142
2023	2,009
2024	1,914
Thereafter	12,769
Total	$23,498

(7) Accrued Expenses

Accrued expenses consisted of the following as of December 28, 2019 and December 29, 2018:

	2019	2018
Interest	$26,892	$26,223
Payroll and benefits	29,356	15,952
Finance lease obligations	16,007	15,557
Insurance	14,968	13,625
Non-income taxes	7,666	7,442
Professional fees	902	1,408
Other (1)	24,214	20,284
Total	$120,005	$100,491
______________________

(1)	Consists primarily of subcontractor and working capital settlement accruals and deferred revenue.

(8) Debt

Debt consisted of the following as of December 28, 2019 and December 29, 2018:

	2019	2018
Term Loan, due 2024:
$624.3 million and $630.6 million, net of $1.1 million and $1.3 million discount at December 28, 2019 and December 29, 2018, respectively	$623,140	$629,268
8 1/2% Senior Notes, due 2022	—	250,000
6 1/8% Senior Notes, due 2023:
$650.0 million, net of $0.9 million and $1.1 million discount at December 28, 2019 and December 29, 2018, respectively	649,133	648,891
5 1/8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	—
Total	1,872,273	1,828,159
Current portion of long-term debt	7,942	6,354
Long-term debt	$1,864,331	$1,821,805

The contractual payments of long-term debt, including current maturities, for the five years subsequent to December 28, 2019, are as follows:

2020	$7,942
2021	6,354
2022	6,354
2023	656,354
2024	597,251
Thereafter	600,000
Total	1,874,255
Less: Original issue net discount	(1,982)
Less: Capitalized loan costs	(13,274)
Total debt	$1,858,999

Senior Notes—On March 15, 2019, Summit LLC and Summit Finance (together, the “Issuers”) issued $300.0 million in aggregate principal amount of 6.500% senior notes due March 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. The 2027 Notes were issued under an indenture dated March 25, 2019 (the “2019 Indenture”). The 2019 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2019 Indenture also contains customary events of default. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

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

In 2015, the Issuers issued $650 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2022 Notes and the 2027 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2019 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

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

As of December 28, 2019 and December 29, 2018, the Company was in compliance with all financial covenants under the applicable indentures.

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

On February 25, 2019, Summit LLC entered into Incremental Amendment No. 4 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”) which, among other things, increased the total amount available under the revolving credit facility to$345.0 million and extended the maturity date of the Credit Agreement with respect to the revolving credit commitments to February 25, 2024. During 2018 and 2017, Summit LLC entered into three different amendments to the Credit Agreement, which among other things, reduced the applicable margin in respect to the outstanding principal amount at the time of the respective amendments.

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

There were no outstanding borrowings under the revolving credit facility as of December 28, 2019 or December 29, 2018. As of December 28, 2019, we had remaining borrowing capacity of $329.8 million under the revolving credit facility, which is net of $15.2 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 28, 2019 and December 29, 2018, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended December 28, 2019 and December 29, 2018:

Deferred financing fees
Balance—December 30, 2017	$19,033
Loan origination fees	550
Amortization	(4,108)
Balance—December 29, 2018	$15,475
Loan origination fees	6,312
Amortization	(3,501)
Write off of deferred financing fees	(2,850)
Balance—December 28, 2019	$15,436

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of December 28, 2019 or December 29, 2018.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, income taxes consisted of the following:

	2019	2018	2017
Provision for income taxes:
Current	$69	$463	$2,530
Deferred	17,032	59,284	(286,507)
Income tax expense (benefit)	$17,101	$59,747	$(283,977)

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 21%, 21%, and 35% for 2019, 2018 and 2017, respectively, due to the following:

	2019	2018	2017
Income tax expense (benefit) at federal statutory tax rate	$16,427	$20,177	$(55,365)
Less: Income tax benefit at federal statutory tax rate for LLC entities	(658)	(561)	(2,123)
State and local income taxes	3,792	4,894	(5,209)
Permanent differences	(6,272)	(5,537)	(4,410)
Effective tax rate change	(2,006)	4,034	216,904
Unrecognized tax benefits	18,885	22,663	—
Tax receivable agreement (benefit) expense	2,436	(8,282)	104,804
Change in valuation allowance	(17,691)	17,592	(500,162)
Impact of LP Unit ownership change	—	—	(31,790)
Other	2,188	4,767	(6,626)
Income tax expense (benefit)	$17,101	$59,747	$(283,977)

The following table summarizes the components of the net deferred income tax asset (liability) as December 28, 2019 and December 29, 2018:

	2019	2018
Deferred tax assets (liabilities):
Net intangible assets	$240,790	$275,412
Accelerated depreciation	(201,126)	(185,020)
Net operating loss	164,335	143,234
Investment in limited partnership	(31,987)	(29,981)
Mining reclamation reserve	2,018	1,600
Working capital (e.g., accrued compensation, prepaid assets)	37,287	36,932
Interest expense limitation carryforward	2,691	2,586
Less valuation allowance	(1,675)	(19,366)
Deferred tax assets	212,333	225,397
Less foreign deferred tax liability (included in other noncurrent liabilities)	(8,267)	(5,133)
Net deferred tax asset	$204,066	$220,264

As of December 28, 2019, $384.7 million of our deferred tax assets subject to our TRA are included in the net intangible assets and the net operating loss line items above.

Our income tax expense (benefit) was $17.1 million, $59.7 million and $(284.0) million in the fiscal years ended 2019, 2018 and 2017, respectively. Our effective income tax rate in 2019 and 2018 was impacted by the IRS interpretative guidance of TCJA, a change in state tax rates and a reduction in the amount of our TRA liability. We recorded an income tax benefit in fiscal 2017, primarily related to the release of the valuation allowance as discussed below, partially offset by charge related to the decrease in the federal statutory corporate tax rate.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030. Prior to 2017, we concluded that it was not more likely than not that we would fully realize those deferred tax assets, and therefore recorded a partial valuation allowance against those deferred tax assets as of December 31, 2016. However, the amount of cumulative income increased significantly during the year ended December 30, 2017. As a result of this significant positive evidence, in the third quarter of 2017, we determined that the deferred tax assets had become more likely than not of becoming realizable and therefore released the majority of the valuation allowance. The Company updates the analysis, and adjusted the valuation allowance for interest expense carryforwards limited under TCJA based on updated forecast models each year.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the TCJA prescribes the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able deduct may also be limited in future years.  As a result of the enactment of TCJA and other state effective rate changes, we reduced the carrying value of our net deferred tax assets in the fourth quarter of 2017 by $216.9 million to reflect the revised federal statutory rate and other state statutory rates which will be in effect at the time those deferred tax assets are expected to be realized. The TCJA contains many provisions which continue to be clarified through new regulations. As permitted by Staff Accounting Bulletin 118 issued by the SEC on December 22, 2017, we completed our accounting of the impacts of the TCJA. We completed our analysis within 2018 consistent with the guidance of SAB 118 and any adjustments during the measurement period have been included in net earnings from continuing operations as an adjustment to income tax expense. As such, in the fourth quarter of 2018, we recorded additional tax expense of $17.6 million resulting from the IRS interpretative guidance of TCJA.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrealized Tax Benefits
Balance—December 30, 2017	$—
Additions based on tax position in 2018	22,663
Balance—December 29, 2018	$22,663
Additions based on tax position in 2019	18,885
Balance—December 28, 2019	$41,548

At December 28, 2019 and December 29, 2018, there was $41.5 million and $22.7 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. We did not recognize interest or penalties related to this amount as it is offset by other attributes. There were no uncertain tax positions for the year ended December 30, 2017.

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

As of December 28, 2019, Summit Inc. had federal net operating loss carryforwards of $822 million, which expire between 2030 and 2038. As of December 29, 2018, $411 million of our federal net operating losses were under the terms of our TRA. In addition, Summit Inc. has alternative minimum tax credits of $0.2 million as of December 28, 2019, which do not expire. As of December 28, 2019 and December 29, 2018, Summit Inc. had a valuation allowance on net deferred tax assets of $1.7 million and $19.4 million, respectively, where realization of our interest tax attributes and net operating losses are not more likely than not.

	2019	2018
Valuation Allowance:
Beginning balance	$(19,366)	$(1,675)
Additional basis from exchanged LP Units	—	(99)
Current year decreases (increases) from operations	17,691	(17,592)
Ending balance	$(1,675)	$(19,366)

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

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $1.1 million and $2.0 million of deferred tax assets were created during the years ended December 28, 2019 and December 29, 2018, respectively, when LP Units were exchanged for shares of Class A common stock.

Each year, we update our estimate as to when TRA payments will be made. As noted above, when payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. The TCJA enacted in late 2017 contained provisions whereby interest expense deductions may be limited, and the IRS issued proposed regulations in late 2018 around the deductibility of interest expense. Under our forecast prepared at the end of 2018, we expected the amount of imputed interest based on future TRA payments would result in interest expense deductions being limited, and therefore we would not benefit from that deduction. However, based on the updated forecast model at the end of 2019, which updated our forecast of the timing of TRA payments, we believe that our interest expense deductions will not be limited under the proposed regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of our updated state income tax rate, and the imputed interest limitation noted above, we have increased our TRA liability by $16.2 million and reduced it by $22.7 million as of December 28, 2019 and December 29, 2018, respectively.

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

Our TRA liability as of December 28, 2019 and December 29, 2018 was $327.0 million and $309.7 million, respectively, of which $0.0 million and $0.7 million was classified as accrued expenses, respectively.

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

For the years ended December 28, 2019 and December 29, 2018, Summit Holdings paid tax distributions totaling $0.1 million and $0.1 million, respectively, to holders of its LP Units, other than Summit Inc.

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

No material interest or penalties were recognized in income tax expense during the years ended December 28, 2019, December 29, 2018 or December 30, 2017. Tax years from 2014 to 2018 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2019	2018	2017
Net income attributable to Summit Inc.	$59,066	$33,906	$121,830
Weighted average shares of Class A stock outstanding	112,204,067	111,380,175	108,696,438
Basic earnings per share	$0.53	$0.30	$1.12

Diluted net income attributable to Summit Inc.	$59,066	$33,906	$121,830

Weighted average shares of Class A stock outstanding	112,204,067	111,380,175	108,696,438
Add: stock options	87,290	282,329	308,355
Add: warrants	4,206	25,049	42,035
Add: restricted stock units	342,620	459,280	308,221
Add: performance stock units	46,535	169,813	135,849
Weighted average dilutive shares outstanding	112,684,718	112,316,646	109,490,898
Diluted earnings per share	$0.52	$0.30	$1.11

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2019	2018	2017
Antidilutive shares:
LP Units	3,372,706	3,512,669	4,371,705

(11) Stockholders’ Equity

Our capital stock consists of 1.0 billion shares of $0.01 par value Class A common stock authorized, of which 113,309,385 shares were issued and outstanding as of December 28, 2019. We also have authorized 250 million shares of $0.01 par value Class B common stock, of which 99 shares were issued and outstanding as of December 28, 2019. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

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

From time to time, limited partners of Summit Holdings exchange their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 30, 2017	110,350,594	3,689,620	114,040,214	96.8%
Exchanges during period	254,102	(254,102)	—
Stock option exercises	863,898	—	863,898
Other equity transactions	190,333	—	190,333
Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	185,861	(185,861)	—
Stock option exercises	1,065,446	—	1,065,446
Other equity transactions	399,151	—	399,151
Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 30, 2017	$2,364	$4,637	$385	$7,386
Postretirement liability adjustment, net of tax	1,209	—	—	1,209
Foreign currency translation adjustment, net of tax	—	(6,784)	—	(6,784)
Income on cash flow hedges, net of tax	—	—	870	870
Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Postretirement liability adjustment, net of tax	(1,402)	—	—	(1,402)
Foreign currency translation adjustment, net of tax	—	3,424	—	3,424
Loss on cash flow hedges, net of tax	—	—	(1,255)	(1,255)
Balance — December 28, 2019	$2,171	$1,277	$—	$3,448

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was as follows:

	2019	2018	2017
Cash payments:
Interest	$104,614	$103,250	$96,320
(Refund) payments for income taxes, net	(919)	3,340	1,711
Operating cash payments on operating leases	10,618	N/A	N/A
Operating cash payments on finance leases	3,051	N/A	N/A
Finance cash payments on finance leases	13,164	N/A	N/A
Non cash financing activities:
Purchase of noncontrolling interest	$—	$—	$(716)
Stock Dividend	—	—	(45,023)
Right of use assets obtained in exchange for operating lease obligations	5,842	N/A	N/A
Right of use assets obtained in exchange for finance leases obligations	23,965	N/A	N/A
Exchange of LP Units to shares of Class A common stock	3,847	7,499	41,126

(13) Stock-Based Compensation

Prior to the IPO and related Reorganization, the capital structure of Summit Holdings consisted of six different classes of limited partnership units, each of which was subject to unique distribution rights. In connection with the IPO and the related Reorganization, the limited partnership agreement of Summit Holdings was amended and restated to, among other things, modify its capital structure by creating LP Units. Holders of the LP Units periodically exchange their LP Units for shares of Class A common Stock of Summit Inc.

In the first quarter of 2018, the Board of Directors vested the time-vesting units outstanding and we recognized the remaining $1.0 million of stock based compensation related to these LP units.

Omnibus Incentive Plan

In 2015, our Board of Directors and stockholders adopted the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the "Plan"), which allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other stock-based awards. The Plan authorizes the issuance of up to 13,500,000 shares of Class A common stock in the form of restricted stock units and stock options, of which 5.6 million shares were available for future grants as of December 28, 2019.

Restricted Stock

Restricted Stock with Service-Based Vesting—Under the Plan, the Compensation Committee of the Board of Directors (the “Compensation Committee”) has granted restricted stock to members of the Board of Directors, executive officers and other key employees. These awards contain service conditions associated with continued employment or service. The terms of the restricted stock provide voting and regular dividend rights to holders of the awards. Upon vesting, the restrictions on the restricted stock lapse and the shares are considered issued and outstanding for accounting purposes.

In each of 2019, 2018 and 2017, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a two or three year period, subject to continued employment or service.  From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees or consultants who have achieved extraordinary personal performance objectives.

Further, in each of 2019, 2018 and 2017, the Compensation Committee granted 65,144, 38,232 and 34,928 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service- and Market-Condition-Based Vesting—In 2019, 2018 and 2017, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vests at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, subject to continued employment.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2019:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-		average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	Number of	date fair value
	options	per unit	stock units	per unit	stock units	per unit	warrants	per unit
Beginning balance—December 29, 2018	3,267,149	$9.09	924,308	$24.57	295,252	$29.12	100,037	$18.00
Granted	—	—	1,238,530	17.60	242,007	26.20	—	—
Forfeited/ Canceled	(73,596)	10.62	(176,152)	22.21	(146,614)	20.17	—	—
Exercised	(1,065,446)	8.93	—	—	—	—	—	—
Vested	—	—	(430,050)	23.71	—	—	—	—
Balance—December 28, 2019	2,128,107	$9.08	1,556,636	$21.17	390,645	$26.17	100,037	$18.00

The fair value of the time-vesting options granted was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The fair value of the performance stock units granted was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. The following table presents the weighted average assumptions used to estimate the fair value of grants in 2019, 2018 and 2017. No options to purchase common stock were granted in 2019 or 2018:

	Options	Performance Stock Units
	2017	2019	2018	2017
Risk-free interest rate	2.06% - 2.31%	2.49%	2.38%	1.45%
Dividend yield	N/A	N/A	N/A	N/A
Volatility	47%	36%	38%	39%
Expected term	7 years	3 years	3 years	3 years

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $20.4 million, $25.4 million and $49.9 million in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. As of December 28, 2019, unrecognized compensation cost totaled $26.3 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.8 years as of year-end 2019.

As of December 28, 2019, the intrinsic value of outstanding options, restricted stock units and performance stock units was $10.7 million, $37.1 million and $9.3 million, respectively, and the remaining contractual term was 5.5 years, 1.0 years and 1.5 years, respectively. The weighted average strike price of stock options outstanding as of December 28, 2019 was $18.81 per share. The intrinsic value of 2.0 million exercisable stock options as of December 28, 2019 was $10.7 million with a weighted average strike price of $18.54 and a weighted average remaining vesting period of 5.5 years.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $11.7 million, $11.2 million and $9.3 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

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

Continental Cement also sponsors two unfunded healthcare and life insurance benefits plans for certain eligible retired employees. Effective January 1, 2014, the plan covering employees of the Hannibal, Missouri location was amended to eliminate all future retiree health and life coverage for current employees. During 2015, Continental Cement adopted one new unfunded healthcare plan to provide benefits prior to Medicare eligibility for certain hourly employees of the Davenport, Iowa location. As a result of the collective bargaining unit negotiations in 2017, hourly Davenport employees hired on or after January 1, 2018 are no longer eligible for retiree medical benefits.

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

Obligations and Funded Status—The following information is as of December 28, 2019 and December 29, 2018 and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	2019		2018
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$24,203	$9,203	$27,984	$9,793
Service cost	60	166	67	170
Interest cost	928	321	898	317
Actuarial (gain) loss	2,571	165	(3,136)	(173)
Benefits paid	(1,581)	(765)	(1,610)	(904)
End of period	$26,181	$9,090	$24,203	$9,203
Change in fair value of plan assets:
Beginning of period	$17,449	$—	$19,012	$—
Actual return on plan assets	2,055	—	(551)	—
Employer contributions	319	765	598	904
Benefits paid	(1,581)	(765)	(1,610)	(904)
End of period	$18,242	$—	$17,449	$—

Funded status of plans	$(7,939)	$(9,090)	$(6,754)	$(9,203)
Current liabilities	$—	$(653)	$—	$(687)
Noncurrent liabilities	(7,939)	(8,437)	(6,754)	(8,516)
Liability recognized	$(7,939)	$(9,090)	$(6,754)	$(9,203)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$9,286	$2,121	$7,728	$1,995
Prior service cost	—	(1,931)	—	(2,172)
Total amount recognized	$9,286	$190	$7,728	$(177)

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (credit) and prior service cost, which has not yet been recognized in periodic benefit cost.

	2019		2018		2017
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial loss (gain)	$1,760	$165	$(1,300)	$(172)	$1,068	$(338)
Prior service cost	—	—	—	—	—	(572)
Amortization of prior year service cost	—	241	—	241	—	168
Curtailment benefit	—	—	—	—	(429)	—
Amortization of gain	(202)	(39)	(312)	(118)	(547)	(64)
Adjustment to plan benefits	—	—	—	—	—	(414)
Total amount recognized	$1,558	$367	$(1,612)	$(49)	$92	$(1,220)

Components of net periodic benefit cost:
Service cost	$60	$166	$67	$170	$285	$184
Interest cost	928	321	898	317	998	365
Amortization of gain	202	39	312	118	547	64
Expected return on plan assets	(1,244)	—	(1,284)	—	(1,302)	—
Amortization of prior service credit	—	(241)	—	(241)	—	(168)
Net periodic (expense) benefit cost	$(54)	$285	$(7)	$364	$528	$445

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2019 and 2018 are:

	2019		2018
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	2.78% - 2.96%	2.73% - 2.79%	3.90% - 4.02%	3.87% - 3.91%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	2019		2018		2017
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	3.90% - 4.02%	3.87% - 3.91%	3.23% - 3.37%	3.20% - 3.25%	3.61% - 3.81%	3.54% - 3.65%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A	7.00%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the FTSE Pension Discount Curve.

Assumed health care cost trend rates were 8.0% grading to 8.0% as of year-end 2019 and 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2019 and 2018:

	2019		2018
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$30	$(26)	$31	$(27)
APBO	773	(678)	765	(690)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 28, 2019 and December 29, 2018.

At year-end 2019 and 2018, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 28, 2019 and December 29, 2018 are as follows:

	2019
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$2,482	$2,482	$—
Intermediate—corporate	1,066	—	1,066
Short-term—government	1,387	1,387	—
Short-term—corporate	3,173	—	3,173
International	1,387	—	1,387
Equity securities:
U.S. Large cap value	1,225	1,225	—
U.S. Large cap growth	1,167	1,167	—
U.S. Mid cap value	581	581	—
U.S. Mid cap growth	578	578	—
U.S. Small cap value	583	583	—
U.S. Small cap growth	593	593	—
Managed Futures	340	—	340
International	1,174	386	788
Emerging Markets	394	394	—
Commodities Broad Basket	1,118	362	756
Cash	994	994	—
Total	$18,242	$10,732	$7,510

	2018
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,547	$3,547	$—
Intermediate—corporate	3,437	—	3,437
Short-term—government	756	756	—
Short-term—corporate	957	—	957
International	1,143	—	1,143
Equity securities:
U.S. Large cap value	978	978	—
U.S. Large cap growth	976	976	—
U.S. Mid cap value	471	471	—
U.S. Mid cap growth	496	496	—
U.S. Small cap value	463	463	—
U.S. Small cap growth	474	474	—
Managed Futures	355	—	355
International	1,004	329	675
Emerging Markets	362	362	—
Commodities Broad Basket	1,048	388	660
Cash	982	982	—
Total	$17,449	$10,222	$7,227

Cash Flows—The Company expects to contribute approximately $1.1 million in 2020 to both its pension plans and to its healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2020	$1,718	$653
2021	1,681	638
2022	1,680	628
2023	1,679	618
2024	1,635	630
2025 - 2029	7,671	3,211

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

The Company's participation in these plans for the annual period ended December 31, 2019, is outlined in the table below. The ''EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2019 and 2018 is for the plan 's year end at December 31, 2018, and December 31, 2017, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes that affect the comparability of 2018 and 2017 contributions.

								Expiration Date of
		Pension Protection Act		FIP/RP Status	Contributions of Company			Collective-
Pension	EIN/ Pension	Zone Status		Pending/	($ in thousands)		Surcharge	Bargaining
Trust Fund	Plan Number	2019	2018	Implemented	2019	2018	Imposed	Agreement
Construction Industry Laborers Pension Fund	43-6060737/001	Green - as of December 31, 2018	Green - as of December 31, 2017	None	$112	$115	No	3/31/2021
Operating Engineers Local 101 Pension Plan	43-6059213/001	Green - as of December 31, 2018	Green - as of December 31, 2017	None	23	26	No	3/31/2021
Total Contributions					$135	$141

The Company was not listed as providing more than 5% of the total contributions for the Operating Engineers Local 101 Pension Plan for the plan years 2018 and 2017 per the plan's Form 5500. The Company did not provide over 5% of total contributions in 2018 or 2017 for the Construction Industry Laborers Pension Fund per the plan's Form 5500. As of the date of the filing of this annual report on Form 10-K, Forms 5500 were not available for the plan year ending December 31, 2019.

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $7.9 million and $4.1 million as of December 28, 2019 and December 29, 2018, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of December 28, 2019 and December 29, 2018 were $97.4 million and $92.5 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 28, 2019 and December 29, 2018:

	2019	2018
Beginning balance	$30,999	$24,329
Acquired obligations	805	3,937
Change in cost estimate	4,468	2,808
Settlement of reclamation obligations	(1,812)	(1,680)
Accretion expense	2,216	1,605
Ending balance	$36,676	$30,999

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

(17) Leases

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

		2019
Operating lease cost		$10,451
Variable lease cost		423
Short-term lease cost		38,417
Financing lease cost:
Amortization of right-of-use assets		11,062
Interest on lease liabilities		3,171
Total lease cost		$63,524

		2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets		$32,777

Current operating lease liabilities		$8,427
Noncurrent operating lease liabilities		25,381
Total operating lease liabilities		$33,808
Finance leases:
Property and equipment, gross		$82,660
Less accumulated depreciation		(24,907)
Property and equipment, net		$57,753

Current finance lease liabilities		$16,007
Long-term finance lease liabilities		40,410
Total finance lease liabilities		$56,417

	2019
	Lease Term	Discount Rate
	(years)	(%)
Weighted average:
Operating leases	8.6	5.5%
Finance lease	2.6	5.5%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2020	$9,958	$18,646
2021	7,960	21,886
2022	4,852	14,940
2023	3,842	1,732
2024	2,246	2,252
Thereafter	14,292	2,829
Total lease payments	43,150	62,285
Less imputed interest	(9,342)	(5,868)
Present value of lease payments	$33,808	$56,417

The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $24.3 million, $20.1 million and $18.7 million, respectively. Minimum contractual commitments for the subsequent five years under royalty agreements are as follows:

Royalty
Agreements
2020	$7,555
2021	7,212
2022	7,214
2023	7,216
2024	6,613

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

The Company had entered into interest rate derivatives on $200.0 million of its term loan borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate derivative expired in September 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The fair value of contingent consideration and derivatives as of December 28, 2019 and December 29, 2018 was:

	2019	2018
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$1,967	$1,394
Cash flow hedges	—	—
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,302	$5,175
Cash flow hedges	—	—

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Unadjusted quoted prices for identical assets or liabilities in active markets.
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

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. The fair value of the cash flow hedges are based on observable, or Level 2, inputs such as interest rates, bond yields and prices in inactive markets. There were no material adjustments to the fair value of contingent consideration in 2019 or 2018, or to cash flow hedges in 2019 or 2018.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of December 28, 2019 and December 29, 2018 were:

	December 28, 2019		December 29, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,918,720	$1,872,273	$1,777,722	$1,828,159

Level 3
Current portion of deferred consideration and noncompete obligations(2)	30,733	30,733	32,876	32,876
Long term portion of deferred consideration and noncompete obligations(3)	18,499	18,499	44,293	44,293
_____________________

(1)	$7.9 million and $6.4 million were included in current portion of debt as of December 28, 2019 and December 29, 2018, respectively.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	2019	2018	2017
Revenue*:
West	$1,122,338	$1,117,066	$998,843
East	809,098	703,147	629,919
Cement	290,704	280,789	303,813
Total revenue	$2,222,140	$2,101,002	$1,932,575
______________________
*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2019	2018	2017
Income (loss) from operations before taxes	$78,224	$96,077	$(158,200)
Interest expense	116,509	116,548	108,549
Depreciation, depletion and amortization	214,886	203,305	177,643
Accretion	2,216	1,605	1,875
Loss on debt financings	14,565	149	4,815
Tax receivable agreement expense (benefit)	16,237	(22,684)	271,016
Gain on sale of business	—	(12,108)	—
Transaction costs	2,222	4,238	7,733
Non-cash compensation	20,403	25,378	21,140
Other	(3,800)	(6,247)	1,206
Total Adjusted EBITDA	$461,462	$406,261	$435,777

Total Adjusted EBITDA by Segment:
West	$204,964	$188,999	$203,590
East	187,625	138,032	139,108
Cement	103,438	111,394	127,547
Corporate and other	(34,565)	(32,164)	(34,468)
Total Adjusted EBITDA	$461,462	$406,261	$435,777

	2019	2018	2017
Purchases of property, plant and equipment
West	$71,397	$120,657	$83,591
East	77,894	64,384	68,556
Cement	25,691	28,036	35,803
Total reportable segments	174,982	213,077	187,950
Corporate and other	2,513	7,608	6,196
Total purchases of property, plant and equipment	$177,495	$220,685	$194,146

	2019	2018	2017
Depreciation, depletion, amortization and accretion:
West	$93,256	$91,794	$71,314
East	81,403	75,433	67,252
Cement	38,447	35,061	38,351
Total reportable segments	213,106	202,288	176,917
Corporate and other	3,996	2,622	2,601
Total depreciation, depletion, amortization and accretion	$217,102	$204,910	$179,518

	2019	2018	2017
Total assets:
West	$1,379,684	$1,370,501	$1,225,463
East	1,288,835	1,253,640	1,035,609
Cement	868,528	877,586	870,652
Total reportable segments	3,537,047	3,501,727	3,131,724
Corporate and other	530,509	355,914	655,609
Total	$4,067,556	$3,857,641	$3,787,333

(20) Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is shown below for the years ended December 28, 2019 and December 29, 2018.

	2019				2018
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net revenue	$506,259	$665,847	$552,591	$305,950	$445,090	$625,017	$549,235	$289,916
Operating income (loss)	59,926	130,881	80,422	(57,671)	28,545	108,167	77,279	(51,525)
Net income (loss)	36,397	58,237	37,990	(71,501)	(18,627)	73,992	36,913	(55,948)
Net income (loss) attributable to Summit Inc.	35,671	55,757	36,410	(68,772)	(19,163)	71,289	35,509	(53,729)

Basic earnings (loss) per share attributable to Summit Inc.	$0.32	$0.50	$0.32	$(0.62)	$(0.17)	$0.64	$0.32	$(0.49)
Diluted earnings (loss) per share attributable to Summit Inc.	0.31	0.48	0.32	(0.62)	(0.17)	0.64	0.32	(0.49)

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of December 28, 2019. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 28, 2019 our internal control over financial reporting is effective based on those criteria.

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

Opinion on Internal Control Over Financial Reporting
We have audited Summit Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 5, 2020

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

ITEM  9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement with respect to the 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 28, 2019 (the “2020 Proxy Statement”), except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S-K has been included in Part 1 of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the heading “Our Pay” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Our Stockholders—Holdings of Major Stockholders” in our 2020 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 29, 2018
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	13,500,000	$18.81	5,567,602
_______________________

(1)	Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of December 28, 2019, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM  14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information provided under the heading “Item 3—Ratification of Appointment of KPMG” included in our 2020 Proxy Statement is incorporated herein by reference.

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

3.2
Second Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.4 to the Registrants’ Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-36783)).

3.3
Amended and Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

3.4	Amended and Restated By-Laws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

4.1*	Description of Registrant's Securities

4.2
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

4.4
Second Supplemental Indenture, dated as of October 7, 2015, between LeGrand Johnson Construction Co. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Summit Materials, LLC’s Registration Statement on Form S-4 filed on December 11, 2015 (File No. 333-208471)).

4.5
Third Supplemental Indenture, dated as of November 19, 2015, by and among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Summit Materials, LLC’s Current Report on Form 8-K filed on November 19, 2015 (File No. 333-187556)).

4.6
Fourth Supplemental Indenture, dated as of February 3, 2016, between Pelican Asphalt Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Registrants’ Annual Report on Form 10-K filed on February 22, 2016 (File No. 001-36873)).

4.7
Fifth Supplemental Indenture, dated as of April 5, 2016, between American Materials Company, LLC, Boxley Materials Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

4.8
Sixth Supplemental Indenture, dated as of May 25, 2016, between Sierra Ready Mix Limited Liability Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrants’ Quarterly Report on Form 10-Q, filed August 10, 2016 (File No. 001-36873)).

4.9
Seventh Supplemental Indenture, dated as of September 23, 2016, among H.C. Rustin Corporation, R.D. Johnson Excavating Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Summit Materials, LLC’s Registration Statement on Form S-4, filed September 30, 2016 (File No. 333-213904)).

4.10
Eighth Supplemental Indenture, dated as of March 30, 2017, among Peak Materials, LLC and Razorback Concrete Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed May 3, 2017 (File No. 001-36873)).

4.11
Ninth Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.12
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

4.15
Thirteenth Supplemental Indenture, dated as of May 3, 2018, among Laredo Paving, Inc., Metro Ready Mix, L.L.C., Price Construction, Ltd. and Mid-Missouri Limestone, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.30 to the Registrants’ Quarterly Report on Form 10-Q, filed August 2, 2018 (File No. 001-36873)).

4.16	Form of 6.125% Senior Note due 2023 (included in Exhibit 4.2)

4.17
Indenture, dated as of June 1, 2017, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K, filed June 1, 2017 (File No. 001-36873)).

4.18	Form of 5.125% Senior Note due 2025 (included in Exhibit 4.17).

4.19
First Supplemental Indenture, dated as of June 21, 2017, among Glasscock Company, Inc. and Glasscock Logistics Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Quarterly Report on Form 10-Q, filed August 4, 2017 (File No. 001-36873)).

4.20
Second Supplemental Indenture, dated as of September 6, 2017, among Ready Mix Concrete of Somerset, LLC and Alan Ritchey Materials Company, L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.28 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.21
Third Supplemental Indenture, dated as of November 10, 2017, among Columbia Silica Sand, LLC, Columbia Aggregates, LLC, Northwest Aggregates, Inc. and Northwest Ready Mix, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.29 to the Registrants’ Annual Report on Form 10-K, filed February 14, 2018 (File No. 001-36873)).

4.22
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

4.24
Indenture, dated as of March 15, 2019, among Summit Materials, LLC as the Issuer, Summit Materials Finance Corp. as the Co-Issuer, the Guarantors named therein and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed March 15, 2019 (File No. 001-36873)).

4.25	Form of 6.500% Senior Note due 2027 (included in Exhibit 4.24).

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

10.5+	Summit Materials, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.6+
Form of Restricted LP Unit Agreement (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.7+
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

10.9+
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.20
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

10.21
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

10.22
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

10.23
Incremental Amendment No. 4, dated as of February 25, 2019, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017, Amendment No. 2, dated as of November 21, 2017, and Amendment No. 3, dated as of May 22, 2018), among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed February 25, 2019).

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Summit Materials, LLC’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

101.1NS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File (embedded with the Inline XBRL document).

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

ITEM  16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date:	February 5, 2020	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 5th day of February 2020.

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