Form 10-Q
period 2020-03-28
Summit Materials, Inc.; Summit Materials, LLC
filed 2020-04-29
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
As of April 27, 2020, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 114,110,597 and 99, respectively.
As of April 27, 2020, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of March 28, 2020, its sole material asset was a 97.4% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/8% senior notes due 2023 (“2023 Notes”), our 5 1/8% senior notes due 2025 (“2025 Notes”) and our 6 1/2 % senior notes due 2027 (“2027 Notes” and collectively with the 2023 Notes and 2025 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three months ended March 28, 2020 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), the factors discussed in the section entitled “Risk Factors” of this report and the following:

•	the impact of the coronavirus (“COVID-19”) pandemic, or any similar crisis, on our business;

•	our dependence on the construction industry and the strength of the local economies in which we operate;

•	the cyclical nature of our business;

•	risks related to weather and seasonality;

•	risks associated with our capital-intensive business;

•	competition within our local markets;

•	our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;

•	our dependence on securing and permitting aggregate reserves in strategically located areas;

•	declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies;

•	our reliance on private investment in infrastructure, which may be adversely affected by periods of economic stagnation and recession;

•	environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;

•	costs associated with pending and future litigation;

•	rising prices for commodities, labor and other production and delivery costs as a result of inflation or otherwise;

•	conditions in the credit markets;

•	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

•	material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;

•	cancellation of a significant number of contracts or our disqualification from bidding for new contracts;

•	special hazards related to our operations that may cause personal injury or property damage not covered by insurance;

•	unexpected factors affecting self-insurance claims and reserve estimates;

•	our substantial current level of indebtedness;

•	our dependence on senior management and other key personnel;

•	supply constraints or significant price fluctuations in the electricity and petroleum-based resources that we use, including diesel and liquid asphalt;

•	climate change and climate change legislation or regulations;

•	unexpected operational difficulties;

•	interruptions in our information technology systems and infrastructure; and

•	potential labor disputes.
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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of March 28, 2020. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 28, 2020	December 28, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$199,114	$311,319
Accounts receivable, net	231,215	253,256
Costs and estimated earnings in excess of billings	11,319	13,088
Inventories	231,413	204,787
Other current assets	15,195	13,831
Total current assets	688,256	796,281
Property, plant and equipment, less accumulated depreciation, depletion and amortization (March 28, 2020 - $1,000,745 and December 28, 2019 - $955,815)	1,768,703	1,747,449
Goodwill	1,195,557	1,199,699
Intangible assets, less accumulated amortization (March 28, 2020 - $11,071 and December 28, 2019 - $10,366)	22,793	23,498
Deferred tax assets, less valuation allowance (March 28, 2020 - $1,675 and December 28, 2019 - $1,675)	237,922	212,333
Operating lease right-of-use assets	30,527	32,777
Other assets	48,510	55,519
Total assets	$3,992,268	$4,067,556
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,942	$7,942
Current portion of acquisition-related liabilities	30,923	32,700
Accounts payable	122,350	116,359
Accrued expenses	102,460	120,005
Current operating lease liabilities	8,131	8,427
Billings in excess of costs and estimated earnings	14,022	13,864
Total current liabilities	285,828	299,297
Long-term debt	1,850,289	1,851,057
Acquisition-related liabilities	13,024	19,801
Tax receivable agreement liability	327,957	326,965
Noncurrent operating lease liabilities	23,280	25,381
Other noncurrent liabilities	96,031	100,282
Total liabilities	2,596,409	2,622,783
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 114,110,597 and 113,309,385 shares issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	1,142	1,134
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of March 28, 2020 and December 28, 2019	—	—
Additional paid-in capital	1,239,271	1,234,020
Accumulated earnings	143,826	188,805
Accumulated other comprehensive (loss) income	(2,645)	3,448
Stockholders’ equity	1,381,594	1,427,407
Noncontrolling interest in Summit Holdings	14,265	17,366
Total stockholders’ equity	1,395,859	1,444,773
Total liabilities and stockholders’ equity	$3,992,268	$4,067,556
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	March 28, 2020	March 30, 2019
Revenue:
Product	$305,307	$271,641
Service	37,099	34,309
Net revenue	342,406	305,950
Delivery and subcontract revenue	24,784	26,689
Total revenue	367,190	332,639
Cost of revenue (excluding items shown separately below):
Product	232,504	213,726
Service	28,867	26,589
Net cost of revenue	261,371	240,315
Delivery and subcontract cost	24,784	26,689
Total cost of revenue	286,155	267,004
General and administrative expenses	70,224	67,610
Depreciation, depletion, amortization and accretion	51,778	55,388
Transaction costs	753	308
Operating loss	(41,720)	(57,671)
Interest expense	27,818	30,105
Loss on debt financings	—	14,565
Other loss (income), net	89	(2,803)
Loss from operations before taxes	(69,627)	(99,538)
Income tax benefit	(22,901)	(28,037)
Net loss	(46,726)	(71,501)
Net loss attributable to Summit Holdings	(1,747)	(2,729)
Net loss attributable to Summit Inc.	$(44,979)	$(68,772)
Loss per share of Class A common stock:
Basic	$(0.40)	$(0.62)
Diluted	$(0.40)	$(0.62)
Weighted average shares of Class A common stock:
Basic	113,602,110	111,811,679
Diluted	113,602,110	111,811,679

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended
	March 28, 2020	March 30, 2019
Net loss	$(46,726)	$(71,501)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,359)	2,358
Income (loss) on cash flow hedges	—	(166)
Less tax effect of other comprehensive income (loss) items	2,046	(542)
Other comprehensive (loss) income	(6,313)	1,650
Comprehensive loss	(53,039)	(69,851)
Less comprehensive loss attributable to Summit Holdings	(1,967)	(2,663)
Comprehensive loss attributable to Summit Inc.	$(51,072)	$(67,188)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
	March 28, 2020	March 30, 2019
Cash flow from operating activities:
Net loss	$(46,726)	$(71,501)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	55,278	57,039
Share-based compensation expense	4,905	5,906
Net gain on asset disposals	(1,933)	(1,735)
Non-cash loss on debt financings	—	2,850
Change in deferred tax asset, net	(24,194)	(28,028)
Other	1,611	47
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	19,939	20,118
Inventories	(26,979)	(705)
Costs and estimated earnings in excess of billings	1,710	1,541
Other current assets	(2,519)	(3,447)
Other assets	5,543	2,576
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	(2,712)	(5,431)
Accrued expenses	(20,776)	(6,963)
Billings in excess of costs and estimated earnings	245	(1,195)
Tax receivable agreement liability	993	59
Other liabilities	(3,316)	(1,807)
Net cash used in operating activities	(38,931)	(30,676)
Cash flow from investing activities:
Acquisitions, net of cash acquired	—	(2,842)
Purchases of property, plant and equipment	(61,829)	(62,188)
Proceeds from the sale of property, plant and equipment	3,160	2,797
Other	1,801	(178)
Net cash used for investing activities	(56,868)	(62,411)
Cash flow from financing activities:
Proceeds from debt issuances	—	300,000
Debt issuance costs	—	(5,774)
Payments on debt	(5,493)	(256,333)
Payments on acquisition-related liabilities	(9,515)	(8,933)
Proceeds from stock option exercises	310	766
Other	(908)	(501)
Net cash (used in) provided by financing activities	(15,606)	29,225
Impact of foreign currency on cash	(800)	191
Net decrease in cash	(112,205)	(63,671)
Cash and cash equivalents—beginning of period	311,319	128,508
Cash and cash equivalents—end of period	$199,114	$64,837
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	(loss) income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net loss	(44,979)	—	—	—	—	—	—	(1,747)	(46,726)
LP Unit exchanges	—	—	196,542	2	—	—	1,132	(1,134)	—
Other comprehensive income, net of tax	—	(6,093)	—	—	—	—	—	(220)	(6,313)
Stock option exercises	—	—	13,335	—	—	—	310	—	310
Share-based compensation	—	—	—	—	—	—	4,905	—	4,905
Shares redeemed to settle taxes and other	—	—	591,335	6	—	—	(1,096)	—	(1,090)
Balance - March 28, 2020	$143,826	$(2,645)	114,110,597	$1,142	99	$—	$1,239,271	$14,265	$1,395,859

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	(loss) income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net loss	(68,772)	—	—	—	—	—	—	(2,729)	(71,501)
LP Unit exchanges	—	—	17,500	—	—	—	122	(122)	—
Other comprehensive loss, net of tax	—	1,584	—	—	—	—	—	66	1,650
Stock option exercises	—	—	43,142	1	—	—	766	—	767
Share-based compensation	—	—	—	—	—	—	5,906	—	5,906
Shares redeemed to settle taxes and other	—	—	347,962	3	—	—	(495)	—	(492)
Balance — March 30, 2019	$60,967	$4,265	112,067,531	$1,121	99	$—	$1,200,503	$11,619	$1,278,475

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

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 28, 2019. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 28, 2020, the results of operations for the three months ended March 28, 2020 and March 30, 2019 and cash flows for the three months ended March 28, 2020 and March 30, 2019.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended March 28, 2020 or March 30, 2019.

Revenue Recognition—We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products, and from the provision of services, which are primarily paving and related services.
Products: Revenue for product sales is recognized when evidence of an arrangement exists and when control passes, which generally is when the product is shipped.
Services: We earn revenue from the provision of services, which are primarily paving and related services, which are typically calculated using monthly progress based on the percentage of completion or a customer’s engineer review of progress.
The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. The majority of our construction service contracts are for work that occurs mostly during the spring, summer and fall. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion.
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

New Accounting Standards —

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces the accounting complexity of implementing a cloud computing service arrangement. The ASU aligns the capitalization of implementation costs among hosting arrangements and costs incurred to develop internal-use software. We adopted this ASU in the first quarter of 2020 and the adoption of this ASU did not have a material impact on the consolidated financial statements.

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

Changes in the carrying amount of goodwill, by reportable segment, from December 28, 2019 to March 28, 2020 are summarized as follows:

	West	East	Cement	Total
Balance—December 28, 2019	$584,617	$410,426	$204,656	$1,199,699
Foreign currency translation adjustments	(4,142)	—	—	(4,142)
Balance—March 28, 2020	$580,475	$410,426	$204,656	$1,195,557

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

	March 28, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral leases	$19,064	$(6,690)	$12,374	$19,064	$(6,408)	$12,656
Reserve rights	6,234	(2,323)	3,911	6,234	(2,248)	3,986
Trade names	1,000	(983)	17	1,000	(958)	42
Other	7,566	(1,075)	6,491	7,566	(752)	6,814
Total intangible assets	$33,864	$(11,071)	$22,793	$33,864	$(10,366)	$23,498

Amortization expense totaled $0.7 million and $0.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to March 28, 2020 is as follows:

2020 (nine months)	$1,823
2021	2,147
2022	2,142
2023	2,009
2024	1,914
2025	1,869
Thereafter	10,889
Total	$22,793

3.	REVENUE RECOGNITION

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

Revenue by product for the three months ended March 28, 2020 and March 30, 2019 is as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Revenue by product*:
Aggregates	$96,161	$87,872
Cement	32,863	32,499
Ready-mix concrete	141,704	117,320
Asphalt	23,206	23,038
Paving and related services	33,426	34,345
Other	39,830	37,565
Total revenue	$367,190	$332,639

*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Trade accounts receivable	$195,623	$191,672
Construction contract receivables	22,074	47,966
Retention receivables	18,141	17,808
Receivables from related parties	1,585	1,596
Accounts receivable	237,423	259,042
Less: Allowance for doubtful accounts	(6,208)	(5,786)
Accounts receivable, net	$231,215	$253,256

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.	INVENTORIES

Inventories consisted of the following as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Aggregate stockpiles	$152,238	$140,461
Finished goods	44,357	33,023
Work in process	7,628	7,664
Raw materials	27,190	23,639
Total	$231,413	$204,787

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Interest	$15,852	$26,892
Payroll and benefits	18,797	29,356
Finance lease obligations	20,724	16,007
Insurance	13,870	14,968
Non-income taxes	10,377	7,666
Professional fees	1,189	902
Other (1)	21,651	24,214
Total	$102,460	$120,005

(1)	Consists primarily of subcontractor and working capital settlement accruals.

6.	DEBT

Debt consisted of the following as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Term Loan, due 2024:
$622.7 million and $624.3 million, net of $1.1 million discount at March 28, 2020 and December 28, 2019, respectively	$621,608	$623,140
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $0.8 million and $0.9 million discount at March 28, 2020 and December 28, 2019, respectively	649,194	649,133
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
Total	1,870,802	1,872,273
Current portion of long-term debt	7,942	7,942
Long-term debt	$1,862,860	$1,864,331

The contractual payments of long-term debt, including current maturities, for the five years subsequent to March 28, 2020, are as follows:

2020 (nine months)	$6,354
2021	6,353
2022	6,354
2023	656,354
2024	597,253
2025	300,000
Thereafter	300,000
Total	1,872,668
Less: Original issue net discount	(1,866)
Less: Capitalized loan costs	(12,571)
Total debt	$1,858,231

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

As of March 28, 2020 and December 28, 2019, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of March 28, 2020 and December 28, 2019, with borrowing capacity of $329.0 million remaining as of March 28, 2020, which is net of $16.0 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of March 28, 2020 and December 28, 2019, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the three months ended March 28, 2020 and March 30, 2019:

Deferred financing fees
Balance—December 28, 2019	$15,436
Amortization	(833)
Balance—March 28, 2020	$14,603

Balance—December 29, 2018	$15,475
Loan origination fees	5,774
Amortization	(998)
Write off of deferred financing fees	(2,851)
Balance—March 30, 2019	$17,400

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of March 28, 2020 or December 28, 2019.

7.	INCOME TAXES

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s accounts.

Our income tax benefit was $(22.9) million and $(28.0) million in the three months ended March 28, 2020 and March 30, 2019, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the three months ended March 28, 2020, the increase in the Company's effective tax rate, and related income tax expense, over the prior year is in response to provisions of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020. Among other things, the CARES Act temporarily amended provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA") related to limitations on the deductibility of interest expense. The Company’s income tax provision is calculated under the provisions of the proposed TCJA regulations, as amended by the CARES Act, which will limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

As of March 28, 2020 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

In the three months ended March 28, 2020, we adjusted our unrecognized tax benefits previously reported for provisions in the CARES Act enacted in March 2020. We did not recognize interest or penalties related to this amount as it is offset by other attributes. No material interest or penalties were recognized in income tax expense during the three months ended March 28, 2020 and March 30, 2019.

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

In the three months ended March 28, 2020, 196,542 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $1.2 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an adjustment to additional paid in capital. As of March 28, 2020 and December 28, 2019, we had recorded $328.0 million and $327.0 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the three months ended March 28, 2020 and March 30, 2019.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended
	March 28, 2020	March 30, 2019
Net loss attributable to Summit Inc.	$(44,979)	$(68,772)
Weighted average shares of Class A stock outstanding	113,602,110	111,811,679
Basic and diluted loss per share	$(0.40)	$(0.62)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	March 28, 2020	March 30, 2019
Antidilutive shares:
LP Units	3,154,228	3,418,018
Time-vesting stock options	2,109,465	3,192,674
Warrants	100,037	100,037
Time-vesting restricted stock units	1,666,365	1,589,396
Market-based restricted stock units	446,670	419,247

9.	STOCKHOLDERS’ EQUITY
During 2020 and 2019, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	196,542	(196,542)	—
Stock option exercises	13,335	—	13,335
Other equity transactions	591,335	—	591,335
Balance — March 28, 2020	114,110,597	3,053,115	117,163,712	97.4%

Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	17,500	(17,500)	—
Other equity transactions	391,104	—	391,104
Balance — March 30, 2019	112,067,531	3,418,018	115,485,549	97.0%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 2.6% and 2.8% as of March 28, 2020 and December 28, 2019, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance — December 28, 2019	$2,171	$1,277	$—	$3,448
Foreign currency translation adjustment, net of tax	—	(6,093)	—	(6,093)
Balance - Balance — March 28, 2020	$2,171	$(4,816)	$—	$(2,645)

Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Foreign currency translation adjustment, net of tax	—	1,704	—	1,704
Loss on cash flow hedges, net of tax	—	—	(120)	(120)
Balance — March 30, 2019	$3,573	$(443)	$1,135	$4,265

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Cash payments:
Interest	$36,310	$21,126
Refunds for income taxes, net	(298)	(20)
Operating cash payments on operating leases	2,948	2,837
Operating cash payments on finance leases	794	699
Finance cash payments on finance leases	3,883	2,580
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$577	$1,608
Right of use assets obtained in exchange for finance leases obligations	6,267	9,442
Exchange of LP Units to shares of Class A common stock	4,648	277

11.	LEASES

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

	Three months ended
	March 28, 2020	March 30, 2019
Operating lease cost	$2,607	$2,455
Variable lease cost	57	72
Short-term lease cost	8,620	6,581
Financing lease cost:
Amortization of right-of-use assets	2,739	2,623
Interest on lease liabilities	771	755
Total lease cost	$14,794	$12,486

	March 28, 2020	December 28, 2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$30,527	$32,777

Current operating lease liabilities	$8,131	$8,427
Noncurrent operating lease liabilities	23,280	25,381
Total operating lease liabilities	$31,411	$33,808
Finance leases:
Property and equipment, gross	$87,377	$82,660
Less accumulated depreciation	(27,251)	(24,907)
Property and equipment, net	$60,126	$57,753

Current finance lease liabilities	$20,724	$16,007
Long-term finance lease liabilities	37,300	40,410
Total finance lease liabilities	$58,024	$56,417

Weighted average remaining lease term (years):
Operating leases	8.6	8.6
Finance lease	2.5	2.6

Weighted average discount rate (%):
Operating leases	5.5%	5.5%
Finance lease	5.5%	5.5%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2020 (nine months)	$7,116	$14,513
2021	8,033	23,292
2022	4,920	16,428
2023	3,877	4,472
2024	2,232	2,277
2025	1,414	1,104
Thereafter	12,613	1,743
Total lease payments	40,205	63,829
Less imputed interest	(8,794)	(5,805)
Present value of lease payments	$31,411	$58,024

12.	COMMITMENTS AND CONTINGENCIES

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

In March 2018, we were notified of an investigation by the Canadian Competition Bureau (the “CCB”) into pricing practices by certain asphalt paving contractors in British Columbia, including Winvan Paving, Ltd. (“Winvan”). We believe the investigation is focused on time periods prior to our April 2017 acquisition of Winvan and we are cooperating with the CCB. Although we currently do not believe this matter will have a material adverse effect on our business, financial condition or results of operations, we are currently not able to predict the ultimate outcome or cost of the investigation.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of March 28, 2020 and December 28, 2019, $31.5 million and $28.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.0 million and $7.9 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of March 28, 2020 and December 28, 2019 were $96.7 million and $97.4 million, respectively.

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

The fair value of contingent consideration as of March 28, 2020 and December 28, 2019 was:

	March 28, 2020	December 28, 2019
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$525	$1,967
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,231	$1,302

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of March 28, 2020 and March 30, 2019.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of March 28, 2020 and December 28, 2019 was:

	March 28, 2020		December 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,699,541	$1,870,802	$1,918,720	$1,872,273
Level 3
Current portion of deferred consideration and noncompete obligations(2)	30,398	30,398	30,733	30,733
Long term portion of deferred consideration and noncompete obligations(3)	11,793	11,793	18,499	18,499

(1)	$7.9 million was included in current portion of debt as of March 28, 2020 and December 28, 2019.

(2)	Included in current portion of acquisition-related liabilities on the consolidated balance sheets.

(3)	Included in acquisition-related liabilities on the consolidated balance sheets.

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

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, our Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of the Company’s segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from operations before interest, taxes, depreciation, depletion, amortization, accretion, share-based compensation, and transaction costs, as well as various other non-recurring, non-cash amounts.

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
The following tables display selected financial data for the Company’s reportable business segments as of March 28, 2020 and December 28, 2019 and for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended
	March 28, 2020	March 30, 2019
Revenue*:
West	$196,225	$181,945
East	133,040	113,388
Cement	37,925	37,306
Total revenue	$367,190	$332,639

*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	March 28, 2020	March 30, 2019
Loss from operations before taxes	$(69,627)	$(99,538)
Interest expense	27,818	30,105
Depreciation, depletion and amortization	51,201	54,807
Accretion	577	581
Loss on debt financings	—	14,565
Transaction costs	753	308
Non-cash compensation	4,905	5,906
Other	787	(146)
Total Adjusted EBITDA	$16,414	$6,588

Total Adjusted EBITDA by Segment:
West	$22,468	$14,298
East	9,573	3,242
Cement	(7,561)	(2,587)
Corporate and other	(8,066)	(8,365)
Total Adjusted EBITDA	$16,414	$6,588

	Three months ended
	March 28, 2020	March 30, 2019
Purchases of property, plant and equipment
West	$18,896	$30,375
East	37,081	24,428
Cement	5,399	6,893
Total reportable segments	61,376	61,696
Corporate and other	453	492
Total purchases of property, plant and equipment	$61,829	$62,188

	Three months ended
	March 28, 2020	March 30, 2019
Depreciation, depletion, amortization and accretion:
West	$21,800	$23,925
East	21,096	20,211
Cement	7,893	10,300
Total reportable segments	50,789	54,436
Corporate and other	989	952
Total depreciation, depletion, amortization and accretion	$51,778	$55,388

	March 28, 2020	December 28, 2019
Total assets:
West	$1,368,542	$1,379,684
East	1,307,709	1,288,835
Cement	869,026	868,528
Total reportable segments	3,545,277	3,537,047
Corporate and other	446,991	530,509
Total	$3,992,268	$4,067,556

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

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments: West, East and Cement, which are also our reporting segments. We operate in 23 U.S. states and in British Columbia, Canada and currently have assets in 22 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint.

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. During the first quarter of 2020, from a macroeconomic view, we saw positive indicators for the construction sector, including positive trends in highway obligations, housing starts and construction employment. However, given the onset of the COVID - 19 pandemic discussed below, we are closely monitoring these indicators for the impact on our business in subsequent quarters.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Kansas, Utah and Missouri, represented approximately 22%, 13%, 12% and 10%, respectively, of our total revenue in 2019. The following is a summary of key funding initiatives in those states:

•
According to the Texas Department of Transportation (“TXDOT”), annual funding available for transportation infrastructure, including state and federal funding, is estimated to average $16.2 billion in total for fiscal year 2020 (which commenced September 1, 2019) and fiscal year 2021 combined. Further, the 2020 Unified Transportation Program (“UTP”) approved by the Texas Transportation Commission in September 2019 provides for $77 billion through fiscal year 2029 to fund transportation projects; this is an increase from $75 billion in fiscal year 2019 and more than double the fiscal year 2016 level, which was prior to the Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In April 2020, TXDOT updated its fiscal year 2020 lettings estimate to $8.2 billion from $8.9 billion in fiscal year 2019. Longer-term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

•
In April 2020, Kansas passed a new 10-year, $10 billion transportation bill. The program will select new modernization and expansion projects every two years, requires previously selected projects under the prior T-Works program be let prior to July 1, 2023 and levies 16.2% of the sales tax for the benefit of the State Highway Fund ("SHF"). The new transportation bill is a result of the legislative task force that was convened in May 2018 to evaluate the condition and funding of Kansas’ transportation system. The task force released its formal report in January 2019, concluding that it is imperative that the State of Kansas provides consistent, stable funding in order to maintain a quality transportation system; highlighting the negative impacts of $2.1 billion in transfers out of the SHF since 2011; and recommending that the state legislature review new potential sources of additional funding, including increasing registration fees, motor fuels taxes and fees for oversize vehicles and implementing new fees specific to alternative-fuel vehicles.  Prior to the new transportation bill and also based on the task force’s recommendations, in March 2019, the Kansas State Legislature approved the Governor’s fiscal year 2020 budget with $1.5 billion in transportation funding, a 32% increase from fiscal year 2019, with the further plan to eliminate all transfers out of the SHF by 2023, starting with a $108 million reduction in fiscal year 2020 transfers. The elimination of transfers out of the SHF is expected to help pave the way for the issuance of new transportation bonds. Additionally, in December 2019, the Governor authorized an additional $216 million in sales tax revenue to remain in the SHF in fiscal year 2020 to help restore the bridge replacement program and the Kansas Department of Transportation pledged to complete $435 million worth of transportation projects promised under the T-Works program by fiscal year 2023.

•
In December 2019, Utah passed new legislation imposing a 4.85% sales tax on gas purchases and a 6 cents per gallon increase to the diesel tax, with an additional 4 cents per gallon diesel tax increase in 2022. The tax is estimated to generate an additional $170 million for transportation investment in 2021. Furthermore, in January 2019, Utah’s Transportation Governance and Funding Task Force, appointed by the state legislature in 2017, released draft legislation that would increase fees on electric and hybrid vehicles and create a hotel room tax and local option sales tax to aid in transit development. The proposal would also authorize the Utah Department of Transportation to begin a study on a road usage charge pilot program.

•
In April 2020, the Missouri Governor announced that due to the coronavirus pandemic the Department of Transportation would have its budget reduced and that some projects will likely be delayed. In January 2020, Missouri lawmakers proposed four new bills aimed at increasing the gas tax, although three of which would require statewide votes. The fourth bill, which does not require a statewide vote, includes a $450 million bond directed toward repairing road infrastructure and would increase the gas tax from 17 cents per gallon to 19 cents per gallon from January 2021 until December 2030 and then decrease it back to 18 cents per gallon thereafter. The increased gas tax is expected to generate around $60 million per year to pay off the bond over a 10-year period. In July 2019, the Missouri Highways and Transportation Commission approved the 2020 Statewide Transportation Improvement Program (“STIP”), which increased funding to $4.6 billion for highway and bridge construction through 2024 from $4.5 billion in the 2019 STIP and $4.2 billion in the 2018 STIP.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019, and certain other highlights include:

•	Net revenue increased $36.5 million in the three months ended March 28, 2020, primarily resulting from organic growth.

•	Our operating income increased $16.0 million in the three months ended March 28, 2020, as revenue increases exceeded the increases in cost of revenue.

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

Results of Operations

In late 2019, a novel strain of the coronavirus ("COVID-19") virus began spreading globally, and is now in every state in the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. While COVID-19 did not have a significant impact on our business in the first quarter 2020 given the timing of when the effects of the pandemic began impacting our operating markets, we believe its impact will negatively affect our operations in subsequent periods. The impact on future results, however, is uncertain. We expect the amount of work we do for the residential end markets to be impacted first. In 2019, approximately 62% of our revenue was derived from the private construction market, of which we estimate approximately 50% is residential. We are also anticipating a decrease in demand in our cement segment and accordingly, have decreased production by approximately 5% in April. We continue to monitor our operations, operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We have implemented work-from-home protocols at all of our administrative locations and have implemented additional safety measures specific to COVID-19 at all of our operating locations. The extent to which the spread of COVID-19 impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

As of March 28, 2020, we had $199.1 million in cash and cash equivalents, and we have remaining borrowing capacity on our senior secured revolving credit facility was $329.0 million, providing us with liquidity that we believe to be adequate to meet our obligations during the balance of 2020.

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product, sales or service revenue). We focus on operating margin, which we define as operating income as a percentage of net revenue, as a key metric when assessing the performance of the business, as we believe that analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation.

Operating income (loss) reflects our profit from operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. In periods where our revenue growth occurs primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs as a percentage of revenue, to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. Our transaction costs fluctuate with the level acquisition activity each year.
The table below includes revenue and operating income (loss) by segment for the three months ended March 28, 2020 and March 30, 2019. Operating income (loss) by segment is computed as earnings before interest, taxes and other income/expense.

	Three months ended
	March 28, 2020		March 30, 2019
($ in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$196,225	$354	$181,945	$(11,622)
East	133,040	(11,764)	113,388	(17,256)
Cement	37,925	(15,490)	37,306	(12,910)
Corporate (1)	—	(14,820)	—	(15,883)
Total	$367,190	$(41,720)	$332,639	$(57,671)

(1)	Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended March 28, 2020 and March 30, 2019.

	Three months ended
	March 28, 2020	March 30, 2019
($ in thousands)
Net revenue	$342,406	$305,950
Delivery and subcontract revenue	24,784	26,689
Total revenue	367,190	332,639
Cost of revenue (excluding items shown separately below)	286,155	267,004
General and administrative expenses	70,224	67,610
Depreciation, depletion, amortization and accretion	51,778	55,388
Transaction costs	753	308
Operating loss	(41,720)	(57,671)
Interest expense (1)	27,818	30,105
Loss on debt financings	—	14,565
Other loss (income), net	89	(2,803)
Loss from operations before taxes	(69,627)	(99,538)
Income tax benefit	(22,901)	(28,037)
Net loss	$(46,726)	$(71,501)

(1)
The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.1 million less interest expense than Summit Inc. in the three months ended March 28, 2020. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three months ended March 28, 2020 compared to the three months ended March 30, 2019

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Net revenue	$342,406	$305,950	$36,456	11.9%
Operating loss	(41,720)	(57,671)	15,951	27.7%
Operating margin percentage	(12.2)%	(18.8)%
Adjusted EBITDA (1)	$16,414	$6,588	$9,826	149.1%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $36.5 million in the three months ended March 28, 2020, primarily resulting from organic growth in our aggregates and asphalt operations. Of the increase in net revenue, $8.7 million was from increased sales of materials, $25.0 million from increased sales of products and $2.8 million from increased service revenue. We generated organic volume growth of 9.7%, 0.7% and 14.0% in aggregates, cement and ready-mix, respectively, during the first three months of 2020 over the prior year period, while our organic asphalt volumes decreased 2.9% compared to the first three months of 2019. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 2.2%, 2.6%, 6.0% and 4.1%, respectively, during the first three months of 2020.

Operating loss decreased by $16.0 million in the first three months of 2020 as compared to the first three months of 2019, primarily as we produced net revenue gains in excess of our costs of revenue. In addition, depreciation, depletion, amortization and accretion expense decreased by $3.6 million as our capital expenditures in prior periods have been decreasing.

Our operating margin percentage for the three months ended March 28, 2020 increased from (18.8)% to (12.2)%, from the comparable period a year ago, due to the items noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $9.8 million in the three months ended March 28, 2020, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Revenue by product*:
Aggregates	$121,473	$108,388	$13,085	12.1%
Cement	34,758	33,600	1,158	3.4%
Ready-mix concrete	141,809	117,428	24,381	20.8%
Asphalt	25,946	26,397	(451)	(1.7)%
Paving and related services	46,074	45,627	447	1.0%
Other	(2,870)	1,199	(4,069)	(339.4)%
Total revenue	$367,190	$332,639	$34,551	10.4%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three months ended
	March 28, 2020		March 30, 2019
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	11,193	$10.85	10,207	$10.62	9.7%	2.2%
Cement	299	116.21	297	113.31	0.7%	2.6%
Ready-mix concrete	1,244	114.04	1,091	107.62	14.0%	6.0%
Asphalt	409	56.86	421	54.62	(2.9)%	4.1%

(1)	Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.

(2)	Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $13.1 million in the three months ended March 28, 2020, due to increased volumes and improved average sales prices. Aggregate volumes growth was attributable to organic growth in both the West and East segments. Organic aggregate volumes increased 9.7% in the first three months of 2020 as compared to the same period a year ago, primarily due to increases in Missouri, Kansas and Texas markets. Aggregate average sales prices of $10.85 per ton increased 2.2% in the first three months of 2020 as compared to the first three months of 2019, supported by strong increases in Missouri.

Revenue from cement increased $1.2 million in the three months ended March 28, 2020. In the three months ended March 28, 2020, organic cement volumes increased 0.7% and organic cement average sales prices increased 2.6%, as compared to the same period in the prior year.

Revenue from ready-mix concrete increased $24.4 million in the three months ended March 28, 2020. In the three months ended March 28, 2020, our ready-mix volumes increased 14.0% and our average sales prices increased 6.0%. These volume and price increases occurred in both the West and East segments. Volumes in the Texas and Intermountain regions were impacted by more favorable weather conditions during the first three months of 2020 as compared to 2019.

Revenue from asphalt decreased $0.5 million in the three months ended March 28, 2020. In the first three months of 2020, organic pricing increased 4.1%, with strong pricing gains in Kansas, Texas and the Intermountain geographies. The increase in average sales price for asphalt was more than offset, however, by a decrease in sales volume.

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

Income Tax Expense

Our income tax benefit was $22.9 million in the three months ended March 28, 2020, and our income tax benefit was $28.0 million in the three months ended March 30, 2019. Our effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. The increase in the Company's effective tax rate, and related income tax benefit, over the prior year is in response to provisions of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020. Among other things, the CARES Act amended provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA") related to limitations on the deductibility of interest expense. The Company’s income tax provision is calculated under the provisions of the proposed TCJA regulations, as amended by the CARES Act, which will limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of March 28, 2020 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Net revenue	$184,492	$168,229	$16,263	9.7%
Operating income (loss)	354	(11,622)	11,976	(103.0)%
Operating margin percentage	0.2%	(6.9)%
Adjusted EBITDA (1)	$22,468	$14,298	$8,170	57.1%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $16.3 million in the three months ended March 28, 2020, primarily due to increases in net revenues from aggregates and ready-mix concrete. Organic aggregate volumes increased 9.2% in the first three months of 2020 as compared to the first three months of 2019, and organic aggregates average sales prices decreased 1.5% primarily due to product mix. Organic ready-mix concrete volumes increased 5.2% while our organic ready-mix concrete average sales prices increased 6.3%.

The West segment’s operating income increased $12.0 million in the three months ended March 28, 2020. Adjusted EBITDA increased $8.2 million in the three months ended March 28, 2020. The increases in operating income and Adjusted EBITDA occurred as the weather conditions in 2020 have improved over 2019, which has resulted in operational efficiencies and increased sales volumes. The operating margin percentage in the West segment increased in the three months ended March 28, 2020 as compared to the three months ended March 30, 2019, due to the impact of the same items noted above.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Revenue by product*:
Aggregates	$51,601	$47,989	$3,612	7.5%
Ready-mix concrete	106,227	95,008	11,219	11.8%
Asphalt	23,430	24,301	(871)	(3.6)%
Paving and related services	33,267	30,774	2,493	8.1%
Other	(18,300)	(16,127)	(2,173)	(13.5)%
Total revenue	$196,225	$181,945	$14,280	7.8%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended March 28, 2020 from the three months ended March 30, 2019 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	9.2%	(1.5)%
Ready-mix concrete	5.2%	6.3%
Asphalt	(4.9)%	3.7%

Gross revenue from aggregates in the West segment increased $3.6 million in the three months ended March 28, 2020, due to an increase in organic volumes. The increase in aggregates volumes was primarily in our Texas markets. Aggregates pricing for the three months ended March 28, 2020 decreased 1.5%, when compared to the same period in 2019 due to product mix primarily in our Texas markets.

Revenue from ready-mix concrete in the West segment increased $11.2 million in the three months ended March 28, 2020. For the three months ended March 28, 2020, organic ready-mix concrete prices increased 6.3%. For the three months ended March 28, 2020, our ready-mix concrete organic volumes increased 5.2% as weather conditions in the Intermountain geographies in the first three months of 2020 were more favorable than in 2019.

Revenue from asphalt in the West segment decreased $0.9 million in the three months ended March 28, 2020. Our first quarter asphalt volumes decreased 4.9% below the comparable period in 2019. Average sales prices for asphalt increased 3.7% in the three months ended March 28, 2020. Revenue for paving and related services in the West segment increased by $2.5 million in the three months ended March 28, 2020, due to a shift towards more private sector projects in the Utah market.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 28, 2020 was approximately $8.1 million and $5.9 million, respectively.

Our Austin business operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018. In the three months ended March 30, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

East Segment

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Net revenue	$119,989	$100,415	$19,574	19.5%
Operating loss	(11,764)	(17,256)	5,492	31.8%
Operating margin percentage	(9.8)%	(17.2)%
Adjusted EBITDA (1)	$9,573	$3,242	$6,331	195.3%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $19.6 million in the three months ended March 28, 2020, as compared to the same period a year ago, primarily due to organic growth in our aggregates and ready-mix concrete businesses, both in volumes and average sales prices. Operating loss decreased $5.5 million in the three months ended March 28, 2020, over the same period a year ago. The decrease in operating loss for the three months ended March 28, 2020 was due to the items noted above which exceeded increases in general and administrative expenses and depreciation, deletion, amortization and accretion. Adjusted EBITDA increased $6.3 million in the three months ended March 28, 2020, due to the items relating to operating income noted above.

Operating margin percentage for the three months ended March 28, 2020 increased to (9.8)% from (17.2)%, from the comparable period a year ago, as average sales prices increased more than our cost of revenues.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Revenue by product*:
Aggregates	$69,872	$60,399	$9,473	15.7%
Ready-mix concrete	35,582	22,420	13,162	58.7%
Asphalt	2,516	2,096	420	20.0%
Paving and related services	12,807	14,853	(2,046)	(13.8)%
Other	12,263	13,620	(1,357)	(10.0)%
Total revenue	$133,040	$113,388	$19,652	17.3%

*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended March 28, 2020 from the three months ended March 30, 2019 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	10.0%	5.2%
Ready-mix concrete	53.8%	3.5%
Asphalt	21.2%	5.8%

Gross revenue from aggregates in the East segment increased $9.5 million in the three months ended March 28, 2020, we achieved increases in both volumes and prices. Aggregate volumes in the first three months of 2020 increased 10.0%, primarily due to organic growth in our Missouri market where significant flood repair work continues to occur, as well as in Kansas. Aggregates organic pricing increased 5.2% in the first quarter of 2020.

Revenue from ready-mix concrete in the East segment increased $13.2 million in the three months ended March 28, 2020, as compared to the same period in 2019. In the three months ended March 28, 2020, ready-mix concrete volumes increased 53.8% compared to prior year levels as weather conditions in the first quarter of 2020 were more favorable than a year ago. The increases in ready-mix concrete volumes occurred primarily in Missouri and Kansas.

Revenue from asphalt increased $0.4 million in the three months ended March 28, 2020, when compared to the comparable period of 2019. The increase was mainly attributable to improved pricing. Asphalt pricing increased 5.8% in the three months ended March 28, 2020, as the sales mix favored higher priced markets as well as increases in liquid asphalt volumes and pricing from our terminals. Paving and related service revenue decreased $2.0 million in the three months ended March 28, 2020, primarily due to the completion of two large projects in 2019 in our Kansas market.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 28, 2020 was approximately $18.9 million and $4.1 million, respectively.

Cement Segment

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Net revenue	$37,925	$37,306	$619	1.7%
Operating loss	(15,490)	(12,910)	(2,580)	(20.0)%
Operating margin percentage	(40.8)%	(34.6)%
Adjusted EBITDA (1)	$(7,561)	$(2,587)	$(4,974)	(192.3)%

(1)
Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $0.6 million primarily due to a 0.7% increase in organic cement volume in the three months ended March 28, 2020.

The Cement segment’s operating loss increased approximately $2.6 million during the three months ended March 28, 2020. Adjusted EBITDA decreased $5.0 million in the three months ended March 28, 2020. Although net revenues increased in the three month period ended March 28, 2020 as compared to the same period in the prior year, operating loss increased as we incurred higher maintenance costs in 2020 as incremental maintenance activities were performed in 2020 as compared to those that occurred in 2019. These increases in costs were partially offset by lower depreciation expense compared to the prior year, related to the amount of depreciation that was capitalized into inventory.

Operating margin percentage for the three months ended March 28, 2020 decreased to (40.8)% from (34.6)%, from the comparable period a year ago. The increase in operating loss and operating margin for the three months ended March 28, 2020 was primarily due to the same items noted above. Production levels in the first three months of 2020 were slightly higher than in 2019. In April 2020, we had an explosion at our facility that receives waste fuels that are converted to fuel for one of our cement plants. We are still assessing the damage, and the required repairs to our facility, which will dictate the time required to complete those repairs. We expect our ability to process solid waste fuels will be limited in the second quarter of 2020. Our preliminary estimates are that our operating income and Adjusted EBITDA will be reduced by approximately $2.0 to $4.0 million in the second quarter of 2020 as a result. If we are unable to resume operations at the facility by the end of the second quarter, there will be additional impact to subsequent quarters.

Gross revenue by product was as follows:

	Three months ended
($ in thousands)	March 28, 2020	March 30, 2019	Variance
Revenue by product*:
Cement	$34,758	$33,600	$1,158	3.4%
Other	3,167	3,706	(539)	(14.5)%
Total revenue	$37,925	$37,306	$619	1.7%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended March 28, 2020 from the three months ended March 30, 2019 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Cement	0.7%	2.6%

Revenue from cement increased $1.2 million in the three months ended March 28, 2020, as organic cement pricing in the three months ended March 28, 2020 improved, and volumes increased 0.7%, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of March 28, 2020, we had $199.1 million in cash and cash equivalents and $402.4 million of working capital compared to $311.3 million and $497.0 million, respectively, at December 28, 2019. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of March 28, 2020 or December 28, 2019. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $329.0 million as of March 28, 2020, which is net of $16.0 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of March 28, 2020 and December 28, 2019, our long-term borrowings totaled $1.9 billion for which we incurred $24.5 million of interest expense for the three months ended March 28, 2020, and $26.3 million for the three months ended March 30, 2019. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of March 28, 2020.

Notwithstanding the anticipated challenges associated with COVID-19, we believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of March 28, 2020, we were in compliance with all debt covenants.

At March 28, 2020 and December 28, 2019, $1.9 billion of total debt was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended March 28, 2020 and March 30, 2019:

	Summit Inc.
($ in thousands)	March 28, 2020	March 30, 2019
Net cash used in:
Operating activities	$(38,931)	$(30,676)
Investing activities	(56,868)	(62,411)
Financing activities	(15,606)	29,225

Operating activities

During the three months ended March 28, 2020, cash used in operating activities was $38.9 million primarily as a result of:

•	Net loss of $46.7 million, increased by non-cash expenses, including $55.3 million of depreciation, depletion, amortization and accretion expense and $4.9 million of share-based compensation.

•
Billed and unbilled accounts receivable decreased by $21.6 million in the first three months of 2020 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•
The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $36.3 million of interest payments in the three months ended March 28, 2020.

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

Investing activities

During the three months ended March 28, 2020, cash used for investing activities was $56.9 million, of which $61.8 million was invested in capital expenditures, which was partially offset by $3.2 million of proceeds from asset sales.

During the three months ended March 30, 2019, cash used for investing activities was $62.4 million, of which $2.8 million related to the one acquisition completed in the period and $62.2 million was invested in capital expenditures, which was partially offset by $2.8 million of proceeds from asset sales.

Financing activities

During the three months ended March 28, 2020, cash used in financing activities was $15.6 million. We made payments on acquisition-related liabilities of $9.5 million and payments on debt of $5.5 million.

During the three months ended March 30, 2019, cash provided by financing activities was $29.2 million. We received $0.8 million of proceeds from stock option exercises and $300.0 million from proceeds from debt issuance, which was offset by $8.9 million of payments on acquisition-related liabilities and $256.3 million of payments on debt.

Cash paid for capital expenditures

We paid cash of approximately $61.8 million in capital expenditures in the three months ended March 28, 2020 compared to $62.2 million in the three months ended March 30, 2019.

We have reduced the amount of capital expenditures we expect to invest as a result of COVID -19. We currently estimate that we will invest between $145.0 million and $160.0 million in capital expenditures in 2020, which includes $50 to $60 million for our greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of March 28, 2020, we had accrued $328.0 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $11.59 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended March 28, 2020, and a contractually defined discount rate of 1.96%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $297.6 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of March 28, 2020, we had no material off-balance sheet arrangements.
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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended March 28, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$498	$(11,067)	$(12,278)	$(23,879)	$(46,726)
Interest (income) expense (1)	(578)	(569)	(3,176)	32,141	27,818
Income tax benefit	(467)	(129)	—	(22,305)	(22,901)
Depreciation, depletion and amortization	21,684	20,720	7,808	989	51,201
EBITDA	$21,137	$8,955	$(7,646)	$(13,054)	$9,392
Accretion	116	376	85	—	577
Transaction costs	—	—	—	753	753
Non-cash compensation	—	—	—	4,905	4,905
Other	1,215	242	—	(670)	787
Adjusted EBITDA	$22,468	$9,573	$(7,561)	$(8,066)	$16,414

Reconciliation of Net Loss to Adjusted EBITDA	Three months ended March 30, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net loss	$(9,552)	$(18,367)	$(10,568)	$(33,014)	$(71,501)
Interest expense (income) (1)	743	1,008	(2,319)	30,673	30,105
Income tax (benefit) expense	(443)	54	—	(27,648)	(28,037)
Depreciation, depletion and amortization	23,796	19,905	10,154	952	54,807
EBITDA	$14,544	$2,600	$(2,733)	$(29,037)	$(14,626)
Accretion	129	306	146	—	581
Loss on debt financings	—	—	—	14,565	14,565
Transaction costs	—	—	—	308	308
Non-cash compensation	—	—	—	5,906	5,906
Other	(375)	336	—	(107)	(146)
Adjusted EBITDA	$14,298	$3,242	$(2,587)	$(8,365)	$6,588

(1)
The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.1 million less than Summit LLC and its subsidiaries in the three months ended March 28, 2020, and $0.2 million less in the three months ended March 30, 2019, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

Reconciliation of Working Capital	March 28, 2020	December 28, 2019
($ in thousands)
Total current assets	$688,256	$796,281
Less total current liabilities	(285,828)	(299,297)
Working capital	$402,428	$496,984

	Three months ended
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	March 28, 2020	March 30, 2019
($ in thousands)
Operating loss	$(41,720)	$(57,671)
General and administrative expenses	70,224	67,610
Depreciation, depletion, amortization and accretion	51,778	55,388
Transaction costs	753	308
Adjusted Cash Gross Profit (exclusive of items shown separately)	$81,035	$65,635
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	23.7%	21.5%

(1)	Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of March 28, 2020. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2020, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of March 28, 2020. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2020, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

In March 2018, we were notified of an investigation by the Canadian Competition Bureau (the “CCB”) into pricing practices by certain asphalt paving contractors in British Columbia, including Winvan Paving, Ltd. (“Winvan”). We believe the investigation is focused on time periods prior to our April 2017 acquisition of Winvan and we are cooperating with the CCB. Although we currently do not believe this matter will have a material adverse effect on our business, financial condition or results of operations, we are currently not able to predict the ultimate outcome or cost of the investigation.

ITEM  1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Annual Report”).

In light of developments relating to the coronavirus (COVID-19) pandemic occurring subsequent to the filing of our Annual Report, the Company is supplementing the risk factors discussed in the Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity.

The current outbreak of the novel coronavirus (COVID-19) has caused severe disruptions in the U.S. and global economy and is expected to adversely impact our business, at least for the near term. While the full scale and scope of the effects of COVID-19 are unknown at this time, the overall impact on our business, operating results, cash flows and/or financial condition could be material.

In late 2019, COVID-19 began spreading globally and is now in every state in the United States. In March 2020, the World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The outbreak of COVID-19 has had an adverse impact on the market price of our Class A common Stock and the extent of its impact on our future results of operations and overall financial performance remains uncertain.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition of the risks described in the risk factors contained in our Annual Report, including the impact of:

•	potentially unfavorable economic conditions for our clients and customers, particularly in the residential and non-residential sectors, and the construction industry generally;

•	delays or cancellation of projects and delays in collecting on certain of our accounts receivable from our customers;

•
increased costs associated with compliance with new government regulations or restrictions, such as quarantines or social distancing mandates, which regulations or restrictions may curtail our normal operations in one or more of the markets in which we operate;

•	significant disruptions at one or more of our locations, which could disrupt our operations, raise costs and reduce revenue and earnings in the affected areas;

•
fluctuations in equity market prices (including that of our Class A common stock), interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity: and

•	A sustained longer term reduction in cash flows may be an indication some or all of our goodwill may not be realizable.

In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas, including as a result of:

•	increased costs, including as a result of implementing health and safety protocols at our locations;

•	disruptions to our supply and distribution channels, including delivery trucks; and

•	reduced state and local transportation budgets, particularly if such are not augmented by federal funding or if the federal government fails to act on a highway infrastructure bill.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to our business. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and partners. It is also possible that negative consequences of the pandemic may continue once the pandemic is controlled.

The adverse impact on our business, financial condition, operating results or liquidity or future results from the COVID - 19 pandemic, or any similar future crisis could be material. The inherent uncertainty surrounding COVID-19, and likewise any similar crisis, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for fiscal 2020.

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

3.4
Second Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.4 to the Registrants’ Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-36783))

31.1*
Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (and contained in Exhibit 101).

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: April 29, 2020	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2020	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)