Form 10-Q
period 2020-06-27
Summit Materials, Inc.; Summit Materials, LLC
filed 2020-07-24
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
As of July 22, 2020, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 114,114,577 and 99, respectively.
As of July 22, 2020, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

        Summit Inc. was formed on September 23, 2014 to be a holding company. As of June 27, 2020, its sole material asset was a 97.4% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/8% senior notes due 2023 (“2023 Notes”), our 5 1/8% senior notes due 2025 (“2025 Notes”) and our 6 1/2 % senior notes due 2027 (“2027 Notes” and collectively with the 2023 Notes and 2025 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and six months ended June 27, 2020 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Annual Report”), and Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020, each as filed with the Securities and Exchange Commission (the “SEC”), the factors discussed in the section entitled “Risk Factors” of this report and the following:

•the impact of the coronavirus (“COVID-19”) pandemic, or any similar crisis, on our business;
•our dependence on the construction industry and the strength of the local economies in which we operate;
•the cyclical nature of our business;
•risks related to weather and seasonality;
•risks associated with our capital-intensive business;
•competition within our local markets;
•our ability to execute on our acquisition strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;
•our dependence on securing and permitting aggregate reserves in strategically located areas;

•declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies;
•our reliance on private investment in infrastructure, which may be adversely affected by periods of economic stagnation and recession;
•environmental, health, safety and climate change laws or governmental requirements or policies concerning zoning and land use;
•costs associated with pending and future litigation;
•rising prices for commodities, labor and other production and delivery costs as a result of inflation or otherwise;
•conditions in the credit markets;
•our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications;
•cancellation of a significant number of contracts or our disqualification from bidding for new contracts;
•special hazards related to our operations that may cause personal injury or property damage not covered by insurance;
•unexpected factors affecting self-insurance claims and reserve estimates;
•our substantial current level of indebtedness;
•our dependence on senior management and other key personnel;
•supply constraints or significant price fluctuations in the electricity and petroleum-based resources that we use, including diesel and liquid asphalt;
•climate change and climate change legislation or regulations;
•unexpected operational difficulties;
•interruptions in our information technology systems and infrastructure; and
•potential labor disputes.
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

 CERTAIN DEFINITIONS

        As used in this report, unless otherwise noted or the context otherwise requires:

•“EBITDA” refers to net income (loss) before interest expense (income), income tax expense (benefit) and depreciation, depletion and amortization;
•“Finance Corp.” refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;
•“Issuers” refers to Summit LLC and Finance Corp. as co‑issuers of the Senior Notes;
•“IPO” refers to the March 2015 initial public offering of Summit Inc.;
•“LP Units” refers to the Class A limited partnership units of Summit Holdings; and
•“TRA” refers to tax receivable agreement between Summit Inc. and certain current and former holders of LP Units and their permitted assignees.

Corporate Structure
        The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of June 27, 2020. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.
(1)SEC registrant.
(2)The shares of Class B Common Stock are currently held by pre-IPO investors, including certain members of management or their family trusts that directly hold LP Units.  A holder of Class B Common Stock is entitled, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of LP Units held by such holder.
(3)Guarantor under the senior secured credit facilities, but not the Senior Notes.
(4)Summit LLC and Finance Corp are the issuers of the Senior Notes and Summit LLC is the borrower under our senior secured credit facilities. Finance Corp. was formed solely for the purpose of serving as co-issuer or guarantor of certain indebtedness, including the Senior Notes. Finance Corp. does not and will not have operations of any kind and does not and will not have revenue or assets other than as may be incidental to its activities as a co-issuer or guarantor of certain indebtedness.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 27, 2020	December 28, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$253,407	$311,319
Accounts receivable, net	280,863	253,256
Costs and estimated earnings in excess of billings	43,604	13,088
Inventories	231,942	204,787
Other current assets	12,168	13,831
Total current assets	821,984	796,281
Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 27, 2020 - $1,043,800 and December 28, 2019 - $955,815)	1,752,221	1,747,449
Goodwill	1,196,999	1,199,699
Intangible assets, less accumulated amortization (June 27, 2020 - $11,943 and December 28, 2019 - $10,366)	38,644	23,498
Deferred tax assets, less valuation allowance (June 27, 2020 - $1,675 and December 28, 2019 - $1,675)	221,512	212,333
Operating lease right-of-use assets	30,347	32,777
Other assets	49,511	55,519
Total assets	$4,111,218	$4,067,556
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,942	$7,942
Current portion of acquisition-related liabilities	31,483	32,700
Accounts payable	138,330	116,359
Accrued expenses	138,001	120,005
Current operating lease liabilities	8,382	8,427
Billings in excess of costs and estimated earnings	12,556	13,864
Total current liabilities	336,694	299,297
Long-term debt	1,849,520	1,851,057
Acquisition-related liabilities	13,157	19,801
Tax receivable agreement liability	327,957	326,965
Noncurrent operating lease liabilities	22,978	25,381
Other noncurrent liabilities	99,049	100,282
Total liabilities	2,649,355	2,622,783
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 114,111,948 and 113,309,385 shares issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	1,142	1,134
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of June 27, 2020 and December 28, 2019	—	—
Additional paid-in capital	1,244,163	1,234,020
Accumulated earnings	200,890	188,805
Accumulated other comprehensive (loss) income	(497)	3,448
Stockholders’ equity	1,445,698	1,427,407
Noncontrolling interest in Summit Holdings	16,165	17,366
Total stockholders’ equity	1,461,863	1,444,773
Total liabilities and stockholders’ equity	$4,111,218	$4,067,556
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Product	$488,260	$467,637	$793,567	$739,278
Service	86,980	84,954	124,079	119,263
Net revenue	575,240	552,591	917,646	858,541
Delivery and subcontract revenue	55,769	48,300	80,553	74,989
Total revenue	631,009	600,891	998,199	933,530
Cost of revenue (excluding items shown separately below):
Product	293,555	294,857	526,059	508,583
Service	60,834	62,336	89,701	88,925
Net cost of revenue	354,389	357,193	615,760	597,508
Delivery and subcontract cost	55,769	48,300	80,553	74,989
Total cost of revenue	410,158	405,493	696,313	672,497
General and administrative expenses	66,544	60,961	136,768	128,571
Depreciation, depletion, amortization and accretion	53,928	53,625	105,706	109,013
Transaction costs	319	390	1,072	698
Operating income	100,060	80,422	58,340	22,751
Interest expense	25,608	29,401	53,426	59,506
Loss on debt financings	—	—	—	14,565
Other income, net	(1,616)	(3,676)	(1,527)	(6,479)
Income (loss) from operations before taxes	76,068	54,697	6,441	(44,841)
Income tax expense (benefit)	17,181	16,707	(5,720)	(11,330)
Net income (loss)	58,887	37,990	12,161	(33,511)
Net income (loss) attributable to Summit Holdings	1,823	1,580	76	(1,149)
Net income (loss) attributable to Summit Inc.	$57,064	$36,410	$12,085	$(32,362)
Earnings (loss) per share of Class A common stock:
Basic	$0.50	$0.32	$0.11	$(0.29)
Diluted	$0.50	$0.32	$0.11	$(0.29)
Weighted average shares of Class A common stock:
Basic	114,111,204	112,070,009	113,856,657	111,940,844
Diluted	114,137,857	112,182,555	114,252,268	111,940,844

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$58,887	$37,990	$12,161	$(33,511)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,946	2,233	(5,413)	4,591
Income (loss) on cash flow hedges	—	(137)	—	(303)
Less tax effect of other comprehensive (loss) income items	(721)	(508)	1,325	(1,050)
Other comprehensive income (loss)	2,225	1,588	(4,088)	3,238
Comprehensive income (loss)	61,112	39,578	8,073	(30,273)
Less comprehensive income (loss) attributable to Summit Holdings	1,900	1,642	(67)	(1,021)
Comprehensive income (loss) attributable to Summit Inc.	$59,212	$37,936	$8,140	$(29,252)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 27, 2020	June 29, 2019
Cash flow from operating activities:
Net income (loss)	$12,161	$(33,511)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	111,278	110,982
Share-based compensation expense	9,797	10,605
Net gain on asset disposals	(4,131)	(3,937)
Non-cash loss on debt financings	—	2,850
Change in deferred tax asset, net	(8,175)	(12,550)
Other	1,244	(120)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(28,969)	(79,320)
Inventories	(27,391)	5,208
Costs and estimated earnings in excess of billings	(30,557)	(26,715)
Other current assets	654	3,585
Other assets	6,420	4,374
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	15,410	29,898
Accrued expenses	4,681	9,395
Billings in excess of costs and estimated earnings	(1,253)	(1,138)
Tax receivable agreement liability	993	59
Other liabilities	(461)	(3,717)
Net cash provided by operating activities	61,701	15,948
Cash flow from investing activities:
Acquisitions, net of cash acquired	—	(2,842)
Purchases of property, plant and equipment	(105,724)	(105,569)
Proceeds from the sale of property, plant and equipment	6,607	8,005
Other	1,629	(439)
Net cash used for investing activities	(97,488)	(100,845)
Cash flow from financing activities:
Proceeds from debt issuances	—	300,000
Debt issuance costs	—	(6,246)
Payments on debt	(11,388)	(261,025)
Payments on acquisition-related liabilities	(9,703)	(9,158)
Proceeds from stock option exercises	310	784
Other	(907)	(502)
Net cash (used in) provided by financing activities	(21,688)	23,853
Impact of foreign currency on cash	(437)	194
Net decrease in cash	(57,912)	(60,850)
Cash and cash equivalents—beginning of period	311,319	128,508
Cash and cash equivalents—end of period	$253,407	$67,658
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	(loss) income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net loss	(44,979)	—	—	—	—	—	—	(1,747)	(46,726)
LP Unit exchanges	—	—	196,542	2	—	—	1,132	(1,134)	—
Other comprehensive loss, net of tax	—	(6,093)	—	—	—	—	—	(220)	(6,313)
Stock option exercises	—	—	13,335	—	—	—	310	—	310
Share-based compensation	—	—	—	—	—	—	4,905	—	4,905
Shares redeemed to settle taxes and other	—	—	591,335	6	—	—	(1,096)	—	(1,090)
Balance — March 28, 2020	$143,826	$(2,645)	114,110,597	$1,142	99	$—	$1,239,271	$14,265	$1,395,859
Net income	57,064	—	—	—	—	—	—	1,823	58,887
Other comprehensive income, net of tax	—	2,148	—	—	—	—	—	77	2,225
Share-based compensation	—	—	—	—	—	—	4,892	—	4,892
Shares redeemed to settle taxes and other	—	—	1,351	—	—	—	—	—	—
Balance - June 27, 2020	$200,890	$(497)	114,111,948	$1,142	99	$—	$1,244,163	$16,165	$1,461,863

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	(loss) income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net loss	(68,772)	—	—	—	—	—	—	(2,729)	(71,501)
LP Unit exchanges	—	—	17,500	—	—	—	122	(122)	—
Other comprehensive income, net of tax	—	1,584	—	—	—	—	—	66	1,650
Stock option exercises	—	—	43,142	1	—	—	766	—	767
Share-based compensation	—	—	—	—	—	—	5,906	—	5,906
Shares redeemed to settle taxes and other	—	—	347,962	3	—	—	(495)	—	(492)
Balance — March 30, 2019	$60,967	$4,265	112,067,531	$1,121	99	$—	$1,200,503	$11,619	$1,278,475
Net income	36,410	—	—	—	—	—	—	1,580	37,990
Other comprehensive income, net of tax	—	1,526	—	—	—	—	—	62	1,588
Stock option exercises	—	—	1,019	—	—	—	17	—	17
Share-based compensation	—	—	—	—	—	—	4,699	—	4,699
Shares redeemed to settle taxes and other	—	—	4,944	1	—	—	2	(1)	2
Balance — June 29, 2019	$97,377	$5,791	112,073,494	$1,122	99	$—	$1,205,221	$13,260	$1,322,771
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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 27, 2020, the results of operations for the three and six months ended June 27, 2020 and June 29, 2019 and cash flows for the six months ended June 27, 2020 and June 29, 2019.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended June 27, 2020 or June 29, 2019.

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

Tax Receivable Agreement—When Class A limited partnership units of Summit Holdings (“LP Units”) are exchanged for shares of Class A common stock of Summit Inc. or Summit Inc. purchases LP Units for cash, this results in increases in Summit Inc.’s share of the tax basis of the tangible and intangible assets, which increases the tax depreciation and amortization deductions that otherwise would not have been available to Summit Inc. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. Prior to our initial public offering (“IPO”), we entered into a TRA with the pre-IPO owners that requires us to pay the pre-IPO owners or their permitted assignees 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize as a result of these exchanges. These benefits include (1) increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, (2) tax benefits attributable to payments under the TRA, or (3) under certain circumstances such as an early termination of the TRA, we are deemed to realize, as a result of the increases in tax basis in connection with exchanges by the pre-IPO owners described above and certain other tax benefits attributable to payments under the TRA.

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

2.GOODWILL AND INTANGIBLES

The Company has completed numerous acquisitions since its formation, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. Goodwill acquired during a business combination has an indefinite life and is not amortized.

Changes in the carrying amount of goodwill, by reportable segment, from December 28, 2019 to June 27, 2020 are summarized as follows:

	West	East	Cement	Total
Balance—December 28, 2019	$584,617	$410,426	$204,656	$1,199,699
Foreign currency translation adjustments	(2,700)	—	—	(2,700)
Balance—June 27, 2020	$581,917	$410,426	$204,656	$1,196,999

The Company’s intangible assets subject to amortization are primarily composed of operating permits, mineral lease agreements and reserve rights. Operating permits relate to permitting and zoning rights acquired outside of a business combination. The assets related to mineral lease agreements reflect the submarket royalty rates paid under agreements, primarily for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but does not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases or permits. The following table shows intangible assets by type and in total:

	June 27, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$23,331	$(813)	$22,518	$6,609	$(290)	$6,319
Mineral leases	19,225	(7,002)	12,223	19,064	(6,408)	12,656
Reserve rights	6,234	(2,397)	3,837	6,234	(2,248)	3,986
Trade names	1,000	(1,000)	—	1,000	(958)	42
Other	797	(731)	66	957	(462)	495
Total intangible assets	$50,587	$(11,943)	$38,644	$33,864	$(10,366)	$23,498

Amortization expense totaled $0.9 million and $1.6 million for the three and six months ended June 27, 2020, respectively, and $0.4 million and $0.8 million for the three and six months ended June 29, 2019, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to June 27, 2020 is as follows:

2020 (six months)	$1,481
2021	2,862
2022	2,849
2023	2,716
2024	2,621
2025	2,576
Thereafter	23,539
Total	$38,644

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

Revenue by product for the three and six months ended June 27, 2020 and June 29, 2019 is as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue by product*:
Aggregates	$129,989	$128,650	$226,150	$216,522
Cement	73,293	77,799	106,156	110,298
Ready-mix concrete	167,882	154,180	309,586	271,500
Asphalt	104,661	93,365	127,867	116,403
Paving and related services	110,829	95,304	144,255	129,649
Other	44,355	51,593	84,185	89,158
Total revenue	$631,009	$600,891	$998,199	$933,530
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Trade accounts receivable	$210,726	$191,672
Construction contract receivables	53,343	47,966
Retention receivables	19,140	17,808
Receivables from related parties	2,497	1,596
Accounts receivable	285,706	259,042
Less: Allowance for doubtful accounts	(4,843)	(5,786)
Accounts receivable, net	$280,863	$253,256

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Aggregate stockpiles	$153,347	$140,461
Finished goods	42,879	33,023
Work in process	9,224	7,664
Raw materials	26,492	23,639
Total	$231,942	$204,787

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Interest	$25,884	$26,892
Payroll and benefits	26,125	29,356
Finance lease obligations	23,252	16,007
Insurance	17,017	14,968
Non-income taxes	15,142	7,666
Deferred asset purchase payments	9,364	3,525
Professional fees	905	902
Other (1)	20,312	20,689
Total	$138,001	$120,005
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Term Loan, due 2024:
$621.1 million and $624.3 million, net of $1.0 million and $1.1 million discount at June 27, 2020 and December 28, 2019, respectively	$620,077	$623,140
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $0.7 million and $0.9 million discount at June 27, 2020 and December 28, 2019, respectively	649,254	649,133
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
Total	1,869,331	1,872,273
Current portion of long-term debt	7,942	7,942
Long-term debt	$1,861,389	$1,864,331

The contractual payments of long-term debt, including current maturities, for the five years subsequent to June 27, 2020, are as follows:

2020 (six months)	$4,765
2021	6,354
2022	6,354
2023	656,354
2024	597,252
2025	300,000
Thereafter	300,000
Total	1,871,079
Less: Original issue net discount	(1,748)
Less: Capitalized loan costs	(11,869)
Total debt	$1,857,462

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

As of June 27, 2020 and December 28, 2019, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of June 27, 2020 and December 28, 2019, with borrowing capacity of $329.1 million remaining as of June 27, 2020, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of June 27, 2020 and December 28, 2019, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the six months ended June 27, 2020 and June 29, 2019:

Deferred financing fees
Balance—December 28, 2019	$15,436
Amortization	(1,665)
Balance—June 27, 2020	$13,771

Balance—December 29, 2018	$15,475
Loan origination fees	6,246
Amortization	(1,832)
Write off of deferred financing fees	(2,851)
Balance—June 29, 2019	$17,038

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of June 27, 2020 or December 28, 2019.

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

Our income tax expense (benefit) was $17.2 million and $(5.7) million in the three and six months ended June 27, 2020, respectively, and our income tax expense (benefit) was $16.7 million and $(11.3) million in the three and six months ended June 29, 2019, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020. As such, our effective tax rate for the six months ended June 27, 2020 is not meaningful. Among other things, the CARES Act temporarily amended provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA") related to limitations on the deductibility of interest expense. The Company’s income tax provision is calculated under the provisions of the proposed TCJA regulations, as amended by the CARES Act, which will limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

As of June 27, 2020 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

In the first quarter of 2020, we adjusted our unrecognized tax benefits previously reported for provisions in the CARES Act enacted in March 2020. No adjustments were made to our unrecognized tax benefits in the three months ended June 27, 2020. We did not recognize interest or penalties related to these amounts as they are offset by other attributes. No material interest or penalties were recognized in income tax expense during the three and six months ended June 27, 2020 and June 29, 2019.

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

In the six months ended June 27, 2020, 196,542 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $1.2 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an adjustment to additional paid in capital. As of June 27, 2020 and December 28, 2019, we had recorded $328.0 million and $327.0 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the six months ended June 27, 2020 and June 29, 2019.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss) attributable to Summit Inc.	$57,064	$36,410	$12,085	$(32,362)
Weighted average shares of Class A stock outstanding	114,111,204	112,070,009	113,856,657	111,940,844
Basic and diluted loss per share	$0.50	$0.32	$0.11	$(0.29)

Diluted net income (loss) attributable to Summit Inc.	$57,064	$36,410	$12,085	$(32,362)

Weighted average shares of Class A stock outstanding	114,111,204	112,070,009	113,856,657	111,940,844
Add: stock options	—	—	2,010	—
Add: restricted stock units	26,653	76,539	371,040	—
Add: performance stock units	—	36,007	22,561	—
Weighted average dilutive shares outstanding	114,137,857	112,182,555	114,252,268	111,940,844
Diluted earnings (loss) per share	$0.50	$0.32	$0.11	$(0.29)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Antidilutive shares:
LP Units	3,053,115	3,418,018	3,103,672	3,418,018
Time-vesting stock options	2,107,359	3,168,170	—	3,168,170
Warrants	100,037	100,037	100,037	100,037
Time-vesting restricted stock units	—	—	—	1,493,119
Market-based restricted stock units	446,670	—	—	390,645

9.STOCKHOLDERS’ EQUITY
During 2020 and 2019, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	196,542	(196,542)	—
Stock option exercises	13,335	—	13,335
Other equity transactions	592,686	—	592,686
Balance — June 27, 2020	114,111,948	3,053,115	117,165,063	97.4%

Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	17,500	(17,500)	—
Other equity transactions	397,067	—	397,067
Balance — June 29, 2019	112,073,494	3,418,018	115,491,512	97.0%

As a result of the Reorganization, Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 2.6% and 2.8% as of June 27, 2020 and December 28, 2019, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance — December 28, 2019	$2,171	$1,277	$—	$3,448
Foreign currency translation adjustment, net of tax	—	(3,945)	—	(3,945)
Balance - Balance — June 27, 2020	$2,171	$(2,668)	$—	$(497)

Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Foreign currency translation adjustment, net of tax	—	3,330	—	3,330
Loss on cash flow hedges, net of tax	—	—	(220)	(220)
Balance — June 29, 2019	$3,573	$1,183	$1,035	$5,791

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	June 27, 2020	June 29, 2019
Cash payments:
Interest	$49,569	$36,834
Payments for income taxes, net	738	1,190
Operating cash payments on operating leases	5,343	5,410
Operating cash payments on finance leases	1,599	1,516
Finance cash payments on finance leases	7,193	6,000
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$2,535	$3,298
Right of use assets obtained in exchange for finance leases obligations	10,426	16,248
Exchange of LP Units to shares of Class A common stock	4,648	277

11.LEASES

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

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$2,491	$2,694	$5,098	$5,149
Variable lease cost	106	143	163	215
Short-term lease cost	10,414	9,591	19,034	16,172
Financing lease cost:
Amortization of right-of-use assets	3,129	2,670	5,868	5,293
Interest on lease liabilities	778	876	1,549	1,631
Total lease cost	$16,918	$15,974	$31,712	$28,460

			June 27, 2020	December 28, 2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$30,347	$32,777

Current operating lease liabilities			$8,382	$8,427
Noncurrent operating lease liabilities			22,978	25,381
Total operating lease liabilities			$31,360	$33,808
Finance leases:
Property and equipment, gross			$88,849	$82,660
Less accumulated depreciation			(28,305)	(24,907)
Property and equipment, net			$60,544	$57,753

Current finance lease liabilities			$23,252	$16,007
Long-term finance lease liabilities			34,140	40,410
Total finance lease liabilities			$57,392	$56,417

Weighted average remaining lease term (years):
Operating leases			8.5	8.6
Finance lease			2.4	2.6

Weighted average discount rate (%):
Operating leases			5.5%	5.5%
Finance lease			5.4%	5.5%

Maturities of lease liabilities were as follows:
			Operating Leases	Finance Leases
2020 (six months)			$5,035	$9,133
2021			9,039	25,064
2022			5,411	17,306
2023			4,197	5,313
2024			2,529	2,541
2025			1,451	1,765
Thereafter			12,757	1,741
Total lease payments			40,419	62,863
Less imputed interest			(9,059)	(5,471)
Present value of lease payments			$31,360	$57,392

12.COMMITMENTS AND CONTINGENCIES

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of June 27, 2020 and December 28, 2019, $32.4 million and $28.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.0 million and $7.9 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of June 27, 2020 and December 28, 2019 were $97.8 million and $97.4 million, respectively.

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

13.FAIR VALUE

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

The fair value of contingent consideration as of June 27, 2020 and December 28, 2019 was:

	June 27, 2020	December 28, 2019
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$525	$1,967
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,267	$1,302

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of June 27, 2020 and June 29, 2019.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of June 27, 2020 and December 28, 2019 was:

	June 27, 2020		December 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,849,048	$1,869,331	$1,918,720	$1,872,273
Level 3
Current portion of deferred consideration and noncompete obligations(2)	30,958	30,958	30,733	30,733
Long term portion of deferred consideration and noncompete obligations(3)	11,890	11,890	18,499	18,499
(1)$7.9 million was included in current portion of debt as of June 27, 2020 and December 28, 2019.
(2)Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)Included in acquisition-related liabilities on the consolidated balance sheets.

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

14.SEGMENT INFORMATION

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
The following tables display selected financial data for the Company’s reportable business segments as of June 27, 2020 and December 28, 2019 and for the three and six months ended June 27, 2020 and June 29, 2019:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue*:
West	$332,481	$300,212	$528,706	$482,157
East	222,866	216,132	355,906	329,520
Cement	75,662	84,547	113,587	121,853
Total revenue	$631,009	$600,891	$998,199	$933,530
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income (loss) from operations before taxes	$76,068	$54,697	$6,441	$(44,841)
Interest expense	25,608	29,401	53,426	59,506
Depreciation, depletion and amortization	53,347	53,035	104,548	107,842
Accretion	581	590	1,158	1,171
Loss on debt financings	—	—	—	14,565
Transaction costs	319	390	1,072	698
Non-cash compensation	4,892	4,699	9,797	10,605
Other	(583)	(2,346)	204	(2,492)
Total Adjusted EBITDA	$160,232	$140,466	$176,646	$147,054

Total Adjusted EBITDA by Segment:
West	$78,943	$54,820	$101,411	$69,118
East	53,384	54,412	62,957	57,654
Cement	35,647	35,441	28,086	32,854
Corporate and other	(7,742)	(4,207)	(15,808)	(12,572)
Total Adjusted EBITDA	$160,232	$140,466	$176,646	$147,054

	Six months ended
	June 27, 2020	June 29, 2019
Purchases of property, plant and equipment
West	$32,514	$51,517
East	62,697	41,801
Cement	9,556	11,467
Total reportable segments	104,767	104,785
Corporate and other	957	784
Total purchases of property, plant and equipment	$105,724	$105,569

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Depreciation, depletion, amortization and accretion:
West	$22,165	$22,924	$43,965	$46,849
East	21,394	19,840	42,490	40,051
Cement	9,377	9,869	17,270	20,169
Total reportable segments	52,936	52,633	103,725	107,069
Corporate and other	992	992	1,981	1,944
Total depreciation, depletion, amortization and accretion	$53,928	$53,625	$105,706	$109,013

	June 27, 2020	December 28, 2019
Total assets:
West	$1,407,043	$1,379,684
East	1,343,735	1,288,835
Cement	879,648	868,528
Total reportable segments	3,630,426	3,537,047
Corporate and other	480,792	530,509
Total	$4,111,218	$4,067,556

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Annual Report, and our Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020, and factors discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

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

        Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. We continue to see positive indicators for the construction sector, including positive trends in housing starts, and highway construction letting activity in many of the states in which we operate. However, given the ongoing nature of the COVID-19 pandemic discussed below, we are closely monitoring these indicators for the impact on our business in subsequent quarters.

        Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows state departments of transportation to plan for their long-term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through September 2020. Historically, Congress has maintained infrastructure spending via various means upon the expiration of federal transportation funding programs, but there is no assurance that this will continue to be the case. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of the existing infrastructure.

        In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Kansas, Utah and Missouri, represented approximately 22%, 13%, 12% and 10%, respectively, of our total revenue in 2019. The following is a summary of key funding initiatives in those states:

•According to the Texas Department of Transportation (“TXDOT”), annual funding available for transportation infrastructure, including state and federal funding, is estimated to average $15.7 billion in total for fiscal year 2020 (which commenced September 1, 2019) and fiscal year 2021 combined. Further, the 2020 Unified Transportation Program (“UTP”) approved by the Texas Transportation Commission in September 2019 provides for $77 billion through fiscal year 2029 to fund transportation projects; this is an increase from $75 billion in fiscal year 2019 and more than double the fiscal year 2016 level, which was prior to the Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In July 2020, TXDOT updated its fiscal year 2020 lettings estimate to $7.1 billion from $8.9 billion in fiscal year 2019. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings. Despite expected revenue shortfalls, in July 2020, the Texas Comptroller announced that the state highway fund will be granted its full allotment of $2.5 billion for fiscal year 2021 from Proposition 7 funding.

•In April 2020, Kansas passed a new 10-year, $10 billion transportation bill. The program will select new modernization and expansion projects every two years, requires previously selected projects under the prior T-Works program be let prior to July 1, 2023 and levies 16.2% of the sales tax for the benefit of the State Highway Fund ("SHF"). Prior to the new transportation bill, in March 2019, the Kansas State Legislature approved the Governor’s fiscal year 2020 budget with $1.5 billion in transportation funding, a 32% increase from fiscal year 2019, with the further plan to eliminate all transfers out of the SHF by 2023, starting with a $108 million reduction in fiscal year 2020 transfers. The elimination of transfers out of the SHF is expected to help pave the way for the issuance of new transportation bonds. Additionally, in December 2019, the Governor authorized an additional $216 million in sales tax revenue to remain in the SHF in fiscal year 2020 to help restore the bridge replacement program and the Kansas Department of Transportation pledged to complete $435 million worth of transportation projects promised under the T-Works program by fiscal year 2023. In May 2020, Kansas estimated the impact of COVID-19 on the transportation fund to be between $100 million - $450 million.

•In December 2019, Utah passed new legislation imposing a 4.85% sales tax on gas purchases and a 6 cents per gallon increase to the diesel tax, with an additional 4 cents per gallon diesel tax increase in 2022. The tax is estimated to generate an additional $170 million for transportation investment in 2021. In January 2020, the Utah Department of Transportation increased fees on electric and hybrid vehicles by 50% in 2020 and by 33% in 2021, and launched an alternative to a road usage charge program for those vehicles in the form of a pay per mile charge. In May 2020, Utah estimated the impact of COVID-19 on the state transportation fund to be between $25 million and $68 million.

•The Missouri Department of Transportation announced that while they have not stopped any construction projects that are underway, they reduced project bid lettings by about 30% from expected levels for the months of May and June 2020. A July 2020 letting was not planned. They also announced their plan to continue the construction program using the 2020-2024 Statewide Transportation Improvement Program ("STIP") approved by the Missouri Highways and Transportation Commission and the Federal Highway Administration, and last amended by the commission in April 2020. For fiscal year 2021, which begins July 1, 2020, they will use the established amendment process to make additions or changes to the STIP to keep critical projects and functions moving forward. In June 2020, the Missouri

Department of Transportation estimated the impact of COVID-19 could be up to $100 million due to lower fuel tax revenues, licensing, registration and vehicle fees and taxes.

        Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction and public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall, as well as major weather events such as hurricanes, tornadoes, tropical storms, heavy snows and flooding, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions, and the third quarter of our fiscal year typically has the highest levels of activity.

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

Financial Highlights

        The principal factors in evaluating our financial condition and operating results as of and for the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019, and certain other highlights include:

•Net revenue increased $22.6 million and $59.1 million in the three and six months ended June 27, 2020, respectively, primarily resulting from organic growth.
•Our operating income increased $19.6 million and $35.6 million in the three and six months ended June 27, 2020, respectively, as revenue increases exceeded the increases in cost of revenue.
•In March 2019, we issued $300.0 million of 6.500% senior notes due 2027 (the “2027 Notes”), resulting in net proceeds of $296.3 million, after related fees and expenses. The proceeds from the 2027 Notes were used to redeem the $250.0 million of 8.500% senior notes due 2022 (the “2022 Notes”).
•In February 2019, we entered into Incremental Amendment No. 4 to the Credit Agreement (as defined below) increasing the size of our revolving credit facility to $345.0 million and extending the maturity date with respect to the revolving credit commitments to February 25, 2024.

Results of Operations

        In late 2019, a novel strain of the coronavirus ("COVID-19") virus was first reported to have surfaced. COVID-19 has since spread globally, including to every state in the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States declared a national emergency with respect to COVID-19. As construction activities were deemed essential businesses in all of our markets, we continued to operate while many businesses were forced to close or reduce operations. While most of our operating markets were unaffected by COVID-19 during the second quarter, we believe its impact may negatively affect our operations in subsequent periods. We previously expected some reduction in residential construction activity; however, after a temporary reduction in home sales in the Houston area, residential activity has returned to historical or higher levels than seen in comparable periods in Houston and many of our other geographies as housing inventory levels going into this crisis were at low levels in our larger markets. We believe residential activity in our key markets will be a driver for volumes in future periods. While the Commonwealth of Kentucky had experienced fiscal shortfalls prior to COVID-19, those shortfalls were extended by COVID-19, and subsequently, Kentucky suspended lettings of department of transportation projects for May and June, and July lettings were significantly reduced. In the Vancouver, British Columbia area, the provincial government has cancelled or delayed certain infrastructure projects. In most of our other markets, we have not experienced any significant delays or cancellations of projects. We expect state revenues to decrease as the economy slows, and ultimately, some infrastructure projects may be delayed or cancelled, which would reduce our revenues in future periods. In 2019, approximately 62% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We are also anticipating a decrease in demand in our cement segment; further, our annual cement price increases were delayed from April 1 to June 1 due to COVID-19. We continue to monitor our operations, operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented work-from-home protocols at all of our administrative locations late in the first quarter of 2020, and while some locations have returned, other locations, including our headquarters location, continue to work remotely. In addition, we implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

        As of June 27, 2020, we had $253.4 million in cash and cash equivalents, and we have remaining borrowing capacity on our senior secured revolving credit facility was $329.1 million, providing us with liquidity that we believe to be adequate to meet our obligations for the next twelve months.

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

        Operating income (loss) reflects our profit from operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. In periods where our revenue growth occurs primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs as a percentage of revenue, to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business. Our transaction costs fluctuate based on the level of acquisition activity each year.
        The table below includes revenue and operating income by segment for the three and six months ended June 27, 2020 and June 29, 2019. Operating income by segment is computed as earnings before interest, taxes and other income/expense.

	Three months ended				Six months ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
($ in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$332,481	$56,654	$300,212	$31,624	$528,706	$57,008	$482,157	$20,002
East	222,866	31,482	216,132	33,662	355,906	19,718	329,520	16,406
Cement	75,662	26,094	84,547	25,480	113,587	10,604	121,853	12,570
Corporate (1)	—	(14,170)	—	(10,344)	—	(28,990)	—	(26,227)
Total	$631,009	$100,060	$600,891	$80,422	$998,199	$58,340	$933,530	$22,751
(1)Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

        The table below sets forth our consolidated results of operations for the three and six months ended June 27, 2020 and June 29, 2019.

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
($ in thousands)
Net revenue	$575,240	$552,591	$917,646	$858,541
Delivery and subcontract revenue	55,769	48,300	80,553	74,989
Total revenue	631,009	600,891	998,199	933,530
Cost of revenue (excluding items shown separately below)	410,158	405,493	696,313	672,497
General and administrative expenses	66,544	60,961	136,768	128,571
Depreciation, depletion, amortization and accretion	53,928	53,625	105,706	109,013
Transaction costs	319	390	1,072	698
Operating income	100,060	80,422	58,340	22,751
Interest expense (1)	25,608	29,401	53,426	59,506
Loss on debt financings	—	—	—	14,565
Other income, net	(1,616)	(3,676)	(1,527)	(6,479)
Income (loss) from operations before taxes	76,068	54,697	6,441	(44,841)
Income tax expense (benefit)	17,181	16,707	(5,720)	(11,330)
Net income (loss)	$58,887	$37,990	$12,161	$(33,511)
(1)The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.1 million and $0.2 million less interest expense than Summit Inc. in the three and six months ended June 27, 2020, respectively. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Net revenue	$575,240	$552,591	$22,649	4.1%	$917,646	$858,541	$59,105	6.9%
Operating income	100,060	80,422	19,638	24.4%	58,340	22,751	35,589	156.4%
Operating margin percentage	17.4%	14.6%			6.4%	2.6%
Adjusted EBITDA (1)	$160,232	$140,466	$19,766	14.1%	$176,646	$147,054	$29,592	20.1%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $22.6 million in the three months ended June 27, 2020, resulting primarily from organic growth. Of the increase in net revenue, $23.8 million was from increased sales of products, $2.0 million from increased service revenue, offset by decreased sales of materials of $3.2 million. We generated organic volume growth of 2.6%, 3.2% and 10.0% in aggregates, ready-mix concrete and asphalt lines of business, respectively, offset by a decline in cement of 6.3%. We had organic price growth in our cement, ready-mix concrete and asphalt lines of business during the second quarter of 2020. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

Net revenue increased $59.1 million in the six months ended June 27, 2020, primarily resulting from organic growth in our aggregates and asphalt operations. Of the increase in net revenue, $5.5 million was from increased sales of materials, $48.8 million from increased sales of products and $4.8 million from increased service revenue. We generated organic volume growth of 5.5%, and 7.9% 7.2% in aggregates, ready-mix concrete and asphalt, respectively, during the first six months of 2020 over the prior year period, while our organic cement volumes declined 4.1% compared to the first six months of 2019. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 0.6%, 1.6%, 5.6% and 2.7%, respectively, during the first six months of 2020.

Operating income increased by $19.6 million in the second quarter of 2020 as compared to the second quarter of 2019, primarily as we produced net revenue gains in excess of increases in our cost of revenue. Our general and administrative expenses increased in the second quarter of 2020, as compared to the same period a year ago, as incentive compensation in the second quarter of 2019 was lower as a result of lower levels of earnings.

        Operating income increased by $35.6 million in the first six months of 2020 as compared to the first six months of 2019, primarily as we produced net revenue gains in excess of our costs of revenue. In addition, depreciation, depletion, amortization and accretion expense decreased by $3.3 million as our capital expenditures in prior periods have been decreasing.

        Our operating margin percentage for the three and six months ended June 27, 2020 increased from 14.6% to 17.4% and increased from 2.6% to 6.4%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $19.8 million and $29.6 million in the three and six months ended June 27, 2020, respectively, due to the factors noted above.

        As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Revenue by product*:
Aggregates	$165,648	$161,842	$3,806	2.4%	$287,121	$270,230	$16,891	6.3%
Cement	76,106	80,248	(4,142)	(5.2)%	110,864	113,848	(2,984)	(2.6)%
Ready-mix concrete	167,964	154,239	13,725	8.9%	309,773	271,667	38,106	14.0%
Asphalt	111,519	104,007	7,512	7.2%	137,465	130,404	7,061	5.4%
Paving and related services	192,060	162,467	29,593	18.2%	238,134	208,094	30,040	14.4%
Other	(82,288)	(61,912)	(20,376)	(32.9)%	(85,158)	(60,713)	(24,445)	(40.3)%
Total revenue	$631,009	$600,891	$30,118	5.0%	$998,199	$933,530	$64,669	6.9%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

        Detail of our volumes and average selling prices by product in the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three months ended
	June 27, 2020		June 29, 2019
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	14,901	$11.12	14,528	$11.14	2.6%	(0.2)%
Cement	654	116.29	698	114.95	(6.3)%	1.2%
Ready-mix concrete	1,443	116.41	1,398	110.35	3.2%	5.5%
Asphalt	1,755	59.48	1,596	58.16	10.0%	2.3%

	Six months ended
	June 27, 2020		June 29, 2019
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	26,093	$11.00	24,735	$10.93	5.5%	0.6%
Cement	954	116.26	995	114.46	(4.1)%	1.6%
Ready-mix concrete	2,686	115.31	2,489	109.15	7.9%	5.6%
Asphalt	2,163	58.99	2,017	57.42	7.2%	2.7%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

        Revenue from aggregates increased $3.8 million and $16.9 million in the three and six months ended June 27, 2020, respectively, due to increased organic volumes. Aggregate volumes growth was attributable to organic growth in both the West and East segments. Organic aggregate volumes increased 5.5% in the first six months of 2020 as compared to the same period a year ago, primarily due to increases in Missouri, Kansas and Intermountain West markets. Aggregate average sales prices of $11.00 per ton increased 0.6% in the first six months of 2020 as compared to the first six months of 2019, supported by strong increases in Kansas, and to a lesser extent Texas.

        Revenue from cement decreased $4.1 million and $3.0 million in the three and six months ended June 27, 2020, respectively. In the three and six months ended June 27, 2020, organic cement volumes decreased 6.3% and 4.1%, respectively, and organic cement average sales prices increased 1.2% and 1.6%, respectively, as compared to the same period in the prior year.

        Revenue from ready-mix concrete increased $13.7 million and $38.1 million in the three and six months ended June 27, 2020, respectively. In the three and six months ended June 27, 2020, our ready-mix volumes increased 3.2% and 7.9%, respectively, and our average sales prices increased 5.5% and 5.6%, respectively. These volume and price increases occurred in both the West and East segments. Volumes in the Kansas and Intermountain geographies were impacted by more favorable weather conditions during the first six months of 2020 as compared to 2019.

        Revenue from asphalt increased $7.5 million and $7.1 million in the three and six months ended June 27, 2020, respectively. In the first six months of 2020, organic pricing increased 2.7%, with strong pricing gains in the Kansas and Texas geographies. Further, in the first six months of 2020, we had strong volume increases in north Texas and Intermountain West geographies.

Other Financial Information

Loss on Debt Financings

        In March 2019, we used the net proceeds from the offering of the 2027 Notes to redeem all of the outstanding 2022 Notes. In connection with that transaction, charges of $14.6 million were recognized in the three and six months ended June 29, 2019. The fees included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Income Tax Expense

        Our income tax expense (benefit) was $17.2 million and $(5.7) million in the three and six months ended June 27, 2020, respectively, and our income tax expense (benefit) was $16.7 million and $(11.3) million in the three and six months ended June 29, 2019, respectively. Our effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020. As such, our effective tax rate for the six months ended June 27, 2020 is not meaningful. Among other things, the CARES Act amended provisions of the Tax Cuts and Jobs Act of 2017 ("TCJA") related to limitations on the deductibility of interest expense. The Company’s income tax provision is calculated under the provisions of the proposed TCJA regulations, as amended by the CARES Act, which will limit our ability to deduct interest expense in calculating our taxable income. Once the final regulations are issued, the Company will adjust its calculations, if necessary.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

        As of June 27, 2020 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Net revenue	$299,024	$273,306	$25,718	9.4%	$483,516	$441,535	$41,981	9.5%
Operating income	56,654	31,624	25,030	79.1%	57,008	20,002	37,006	185.0%
Operating margin percentage	18.9%	11.6%			11.8%	4.5%
Adjusted EBITDA (1)	$78,943	$54,820	$24,123	44.0%	$101,411	$69,118	$32,293	46.7%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

        Net revenue in the West segment increased $25.7 million and $42.0 million in the three and six months ended June 27, 2020, respectively, primarily due to increases in net revenues in all lines of business. Organic aggregate volumes increased 4.0% in the first six months of 2020 as compared to the first six months of 2019, and organic aggregates average sales prices increased 0.2%, primarily due to product mix. Organic ready-mix concrete volumes increased 1.7% while our organic ready-mix concrete average sales prices increased 6.0%.

        The West segment’s operating income increased $25.0 million and $37.0 million in the three and six months ended June 27, 2020, respectively. Adjusted EBITDA increased $24.1 million and $32.3 million in the three and six months ended June 27, 2020, respectively. The increases in operating income and Adjusted EBITDA occurred as the weather conditions in 2020 have in general improved over 2019, which has resulted in operational efficiencies and increased sales volumes. The operating margin percentage in the West segment increased in the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019, due to the impact of the same factors noted above.

        Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Revenue by product*:
Aggregates	$65,924	$64,737	$1,187	1.8%	$117,525	$112,726	$4,799	4.3%
Ready-mix concrete	122,467	117,098	5,369	4.6%	228,694	212,106	16,588	7.8%
Asphalt	81,202	70,797	10,405	14.7%	104,632	95,098	9,534	10.0%
Paving and related services	132,306	100,467	31,839	31.7%	165,573	131,241	34,332	26.2%
Other	(69,418)	(52,887)	(16,531)	(31.3)%	(87,718)	(69,014)	(18,704)	(27.1)%
Total revenue	$332,481	$300,212	$32,269	10.7%	$528,706	$482,157	$46,549	9.7%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

        The West segment’s percent changes in sales volumes and pricing in the three and six months ended June 27, 2020 from the three and six months ended June 29, 2019 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	—%	1.8%	4.0%	0.2%
Ready-mix concrete	(1.2)%	5.8%	1.7%	6.0%
Asphalt	14.3%	2.3%	9.2%	2.9%

        Gross revenue from aggregates in the West segment increased $1.2 million and $4.8 million in the three and six months ended June 27, 2020, respectively, due to an increase in average sales price for the three months ended June 27, 2020 and due to an increase in organic volumes for the six months ended June 27, 2020. In the six months ended June 27, 2020, the 4.0% increase in aggregates volumes was primarily in our Intermountain markets, partially offset by a temporary reduction in residential volumes in Houston due to COVID-19 and to a lesser extent, weather impacted volumes in Houston in late June 2020. Aggregates pricing for the three and six months ended June 27, 2020 increased 1.8% and 0.2%, respectively, when compared to the same period in 2019 due to product mix primarily in our Texas markets.

        Revenue from ready-mix concrete in the West segment increased $5.4 million and $16.6 million in the three and six months ended June 27, 2020, respectively. For the three and six months ended June 27, 2020, organic ready-mix concrete prices increased 5.8% and 6.0%, respectively. For the three and six months ended June 27, 2020, our ready-mix concrete organic volumes decreased 1.2% and increased 1.7%, respectively, as volume increases in the Intermountain geographies in the three months ended June 27, 2020 were offset by decreases in Texas caused primarily by a temporary reduction in residential volumes due to COVID-19. As home sale activity resumed in Houston in June, volumes have returned to normal levels.

        Revenue from asphalt in the West segment increased $10.4 million and $9.5 million in the three and six months ended June 27, 2020, respectively. For the three and six months ended June 27, 2020, asphalt volumes increased 14.3% and 9.2%, respectively. Average sales prices for asphalt increased 2.3% and 2.9% in the three and six months ended June 27, 2020, respectively. Revenue for paving and related services in the West segment increased by $31.8 million and $34.3 million, respectively, in the three and six months ended June 27, 2020, due to more favorable weather in 2020 in the Intermountain geography as well as increases in our north Texas markets.

        Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 27, 2020 was approximately $15.8 million and $15.1 million, respectively.

        Our Austin business operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018. In the six months ended June 29, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

East Segment

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Net revenue	$200,554	$194,738	$5,816	3.0%	$320,543	$295,153	$25,390	8.6%
Operating income	31,482	33,662	(2,180)	(6.5)%	19,718	16,406	3,312	20.2%
Operating margin percentage	15.7%	17.3%			6.2%	5.6%
Adjusted EBITDA (1)	$53,384	$54,412	$(1,028)	(1.9)%	$62,957	$57,654	$5,303	9.2%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

        Net revenue in the East segment increased $5.8 million and $25.4 million in the three and six months ended June 27, 2020, respectively, as compared to the same period a year ago, primarily due to organic growth in our aggregates and ready-mix concrete businesses, offset by decreases in asphalt and paving related services. Operating income decreased $2.2 million and increased $3.3 million in the three and six months ended June 27, 2020, respectively, over the same period a year ago. The decrease in operating income for the three months ended June 27, 2020 is primarily due to lower margins on our asphalt and paving business, which decreased in Kentucky due to state funding issues. Adjusted EBITDA decreased $1.0 million and increased $5.3 million in the three and six months ended June 27, 2020, respectively, due to the items relating to operating income noted above.

        Operating margin percentage for the three and six months ended June 27, 2020 decreased to 15.7% from 17.3% and increased to 6.2% from 5.6%, respectively, from the comparable period a year ago, due to the items noted above.

        Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Revenue by product*:
Aggregates	$99,724	$97,105	$2,619	2.7%	$169,596	$157,504	$12,092	7.7%
Ready-mix concrete	45,497	37,141	8,356	22.5%	81,079	59,561	21,518	36.1%
Asphalt	30,317	33,210	(2,893)	(8.7)%	32,833	35,306	(2,473)	(7.0)%
Paving and related services	59,754	62,000	(2,246)	(3.6)%	72,561	76,853	(4,292)	(5.6)%
Other	(12,426)	(13,324)	898	6.7%	(163)	296	(459)	(155.1)%
Total revenue	$222,866	$216,132	$6,734	3.1%	$355,906	$329,520	$26,386	8.0%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

        The East segment’s percent changes in sales volumes and pricing in the three and six months ended June 27, 2020 from the three and six months ended June 29, 2019 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	4.6%	(1.8)%	6.7%	0.9%
Ready-mix concrete	16.9%	4.9%	30.2%	4.6%
Asphalt	(0.2)%	1.8%	1.4%	2.2%

        Gross revenue from aggregates in the East segment increased $2.6 million and $12.1 million in the three and six months ended June 27, 2020, respectively, where organic volume increases offset a lower average sales price in the three months ended June 27, 2020. Aggregate volumes in the first six months of 2020 increased 6.7%, primarily due to organic growth in our Kansas and Missouri markets offset by volume decreases in Virginia and the Carolinas caused by wetter weather conditions in 2020 as compared to 2019. Our volumes also decreased in Kentucky as the state continues to deal with lower tax revenues that preceded COVID-19, and those revenues further decreased after COVID-19. Aggregates organic pricing decreased 1.8% and increased 0.9% in the three and six months ended June 27, 2020, respectively. The decrease in pricing in the three month period ended June 27, 2020 is primarily due to change in mix, with more higher priced products sold in the three months ended June 29, 2019 than in the current year period.

        Revenue from ready-mix concrete in the East segment increased $8.4 million and $21.5 million in the three and six months ended June 27, 2020, respectively, as compared to the same period in 2019. In the three and six months ended June 27, 2020, ready-mix concrete volumes increased 16.9% and 30.2%, respectively, compared to prior year levels due to a few large commercial projects in Kansas and Arkansas as well as more favorable weather conditions in the first six months of 2020 as compared to the same period a year ago. The increases in ready-mix concrete volumes occurred primarily in Arkansas and Kansas.

        Revenue from asphalt decreased $2.9 million and $2.5 million in the three and six months ended June 27, 2020, respectively, when compared to the same period in 2019. The decrease was mainly attributable to lower volumes in Kentucky, due to the items mentioned above, which more than offset strong asphalt volumes in Kansas. Asphalt pricing increased 2.2% in the six months ended June 27, 2020, as the sales mix favored higher priced markets. Paving and related service revenue decreased $2.2 million and $4.3 million in the three and six months ended June 27, 2020, respectively, primarily due to lower activity in Kentucky as noted above.

        Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 27, 2020 was approximately $26.7 million and $4.4 million, respectively.

Cement Segment

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Net revenue	$75,662	$84,547	$(8,885)	(10.5)%	$113,587	$121,853	$(8,266)	(6.8)%
Operating income	26,094	25,480	614	2.4%	10,604	12,570	(1,966)	(15.6)%
Operating margin percentage	34.5%	30.1%			9.3%	10.3%
Adjusted EBITDA (1)	$35,647	$35,441	$206	0.6%	$28,086	$32,854	$(4,768)	(14.5)%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

        Net revenue in the Cement segment decreased $8.9 million and $8.3 million primarily due to decreased organic cement volumes of 6.3% and 4.1% in the three and six months ended June 27, 2020, respectively. In addition, revenue from our solid waste processing facility decreased due to an explosion in April 2020 that shut down the facility during the quarter. Net revenues decreased in both the three and six month periods ended June 27, 2020 as compared to the same period in the prior year.

        Operating income increased $0.6 million and decreased $2.0 million during the three and six months ended June 27, 2020, respectively. Adjusted EBITDA increased $0.2 million and decreased $4.8 million in the three and six months ended June 27, 2020, respectively. Our operating costs increased in 2020 as our solid waste processing facilities that provide fuel for one of our plants remained closed due to an explosion in April 2020, and required us to use more energy purchased from outside sources in our plant. As we expect our solid waste processing facility to remain closed for most of the third quarter, we expect similar headwinds in the third quarter as well. In addition, due to lower sales volumes in the current year, and better weather conditions in 2020 as compared to the prior year, our distribution costs were lower in the current year as compared to the same periods in 2019.

        Operating margin percentage for the three and six months ended June 27, 2020 increased to 34.5% from 30.1% and decreased to 9.3% from 10.3%, respectively, from the comparable period a year ago. The decreased operating margin for the six months ended June 27, 2020 was primarily due to the same factors noted above. Production levels in the first six months of 2020 were slightly higher than in 2019.

        Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	June 27, 2020	June 29, 2019	Variance		June 27, 2020	June 29, 2019	Variance
Revenue by product*:
Cement	$76,106	$80,248	$(4,142)	(5.2)%	$110,864	$113,848	$(2,984)	(2.6)%
Other	(444)	4,299	(4,743)	(110.3)%	2,723	8,005	(5,282)	(66.0)%
Total revenue	$75,662	$84,547	$(8,885)	(10.5)%	$113,587	$121,853	$(8,266)	(6.8)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

        The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended June 27, 2020 from the three and six months ended June 29, 2019 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(6.3)%	1.2%	(4.1)%	1.6%

        Revenue from cement decreased $4.1 million and $3.0 million in the three and six months ended June 27, 2020, respectively, as volume decreases of 6.3% and 4.1%, respectively, were only partially offset by organic cement pricing gains in the three and six months ended June 27, 2020. We believe the decreases in volume are the result of COVID-19, and expect volumes in the second half of 2020 to be below 2019 levels for the comparable period. Further, historically, we have implemented cement pricing increases in April each year; however, in 2020, those increases were deferred until June 1 as a result of COVID-19.

Liquidity and Capital Resources

        Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of June 27, 2020, we had $253.4 million in cash and cash equivalents and $485.3 million of working capital compared to $311.3 million and $497.0 million, respectively, at December 28, 2019. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of June 27, 2020 or December 28, 2019. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $329.1 million as of June 27, 2020, which is net of $15.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

        Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of June 27, 2020 and December 28, 2019, our long-term borrowings totaled $1.9 billion for which we incurred $22.5 million and $46.9 million of interest expense for the three and six months ended June 27, 2020, respectively, and $25.6 million and $51.9 million for the three and six months ended June 29, 2019, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of June 27, 2020.

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

Indebtedness

        Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of June 27, 2020, we were in compliance with all debt covenants.

        At June 27, 2020 and December 28, 2019, $1.9 billion of total debt was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

Cash Flows

        The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended June 27, 2020 and June 29, 2019:

	Summit Inc.
($ in thousands)	June 27, 2020	June 29, 2019
Net cash provided by:
Operating activities	$61,701	$15,948
Investing activities	(97,488)	(100,845)
Financing activities	(21,688)	23,853

Operating activities

        During the six months ended June 27, 2020, cash provided by operating activities was $61.7 million primarily as a result of:

•Net income of $12.2 million, increased by non-cash expenses, including $111.3 million of depreciation, depletion, amortization and accretion expense and $9.8 million of share-based compensation.
•Billed and unbilled accounts receivable increased by $59.5 million in the first six months of 2020 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $49.6 million of interest payments in the six months ended June 27, 2020.

        During the six months ended June 29, 2019, cash provided by operating activities was $15.9 million primarily as a result of:

•Net loss of $33.5 million, offset by non-cash expenses, including $111.0 million of depreciation, depletion, amortization and accretion expense and $10.6 million of share-based compensation.
•Billed and unbilled accounts receivable increased by $106.0 million in the first half of 2019 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $36.8 million of interest payments in the six months ended June 29, 2019.

Investing activities

        During the six months ended June 27, 2020, cash used for investing activities was $97.5 million, of which $105.7 million was invested in capital expenditures, which was partially offset by $6.6 million of proceeds from asset sales.

        During the six months ended June 29, 2019, cash used for investing activities was $100.8 million, of which $2.8 million related to the one acquisition completed in the period and $105.6 million was invested in capital expenditures, which was partially offset by $8.0 million of proceeds from asset sales.

Financing activities

        During the six months ended June 27, 2020, cash used in financing activities was $21.7 million. We made payments on acquisition-related liabilities of $9.7 million and payments on debt of $11.4 million.

        During the six months ended June 29, 2019, cash provided by financing activities was $23.9 million. We received $0.8 million of proceeds from stock option exercises and $300.0 million from proceeds from debt issuance, which was offset by $9.2 million of payments on acquisition-related liabilities and $261.0 million of payments on debt.

Cash paid for capital expenditures

        We paid cash of approximately $105.7 million in capital expenditures in the six months ended June 27, 2020 compared to $105.6 million in the six months ended June 29, 2019.

        We have reduced the amount of capital expenditures we expect to invest as a result of COVID-19. We currently estimate that we will invest between $145.0 million and $160.0 million in capital expenditures in 2020, which includes $50 to $60 million for our greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

        We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of June 27, 2020, we had accrued $328.0 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

        Based upon a $15.31 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended June 27, 2020, and a contractually defined discount rate of 1.57%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $309.0 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
        As of June 27, 2020, we had no material off-balance sheet arrangements.
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

        The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 27, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$57,040	$32,206	$29,386	$(59,745)	$58,887
Interest (income) expense (1)	(709)	(433)	(3,116)	29,866	25,608
Income tax expense (benefit)	1,054	(36)	—	16,163	17,181
Depreciation, depletion and amortization	22,050	21,014	9,291	992	53,347
EBITDA	$79,435	$52,751	$35,561	$(12,724)	$155,023
Accretion	115	380	86	—	581
Transaction costs	—	—	—	319	319
Non-cash compensation	—	—	—	4,892	4,892
Other	(607)	253	—	(229)	(583)
Adjusted EBITDA	$78,943	$53,384	$35,647	$(7,742)	$160,232

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 27, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$57,538	$21,139	$17,108	$(83,624)	$12,161
Interest (income) expense (1)	(1,287)	(1,002)	(6,292)	62,007	53,426
Income tax expense (benefit)	587	(165)	—	(6,142)	(5,720)
Depreciation, depletion and amortization	43,734	41,734	17,099	1,981	104,548
EBITDA	$100,572	$61,706	$27,915	$(25,778)	$164,415
Accretion	231	756	171	—	1,158
Transaction costs	—	—	—	1,072	1,072
Non-cash compensation	—	—	—	9,797	9,797
Other	608	495	—	(899)	204
Adjusted EBITDA	$101,411	$62,957	$28,086	$(15,808)	$176,646

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 29, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$30,739	$35,175	$27,917	$(55,841)	$37,990
Interest expense (income) (1)	751	1,047	(2,345)	29,948	29,401
Income tax expense	777	64	—	15,866	16,707
Depreciation, depletion and amortization	22,784	19,540	9,719	992	53,035
EBITDA	$55,051	$55,826	$35,291	$(9,035)	$137,133
Accretion	140	300	150	—	590
Transaction costs	11	—	—	379	390
Non-cash compensation	—	—	—	4,699	4,699
Other	(382)	(1,714)	—	(250)	(2,346)
Adjusted EBITDA	$54,820	$54,412	$35,441	$(4,207)	$140,466

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 29, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$21,187	$16,808	$17,349	$(88,855)	$(33,511)
Interest expense (income) (1)	1,494	2,055	(4,664)	60,621	59,506
Income tax expense (benefit)	334	118	—	(11,782)	(11,330)
Depreciation, depletion and amortization	46,580	39,445	19,873	1,944	107,842
EBITDA	$69,595	$58,426	$32,558	$(38,072)	$122,507
Accretion	269	606	296	—	1,171
Loss on debt financings	—	—	—	14,565	14,565
Transaction costs	11	—	—	687	698
Non-cash compensation	—	—	—	10,605	10,605
Other	(757)	(1,378)	—	(357)	(2,492)
Adjusted EBITDA	$69,118	$57,654	$32,854	$(12,572)	$147,054
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.1 million and $0.2 million less than Summit LLC and its subsidiaries in the three and six months ended June 27, 2020, respectively, and $0.1 million and $0.3 million less in the three and six months ended June 29, 2019, respectively, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

Reconciliation of Working Capital	June 27, 2020	December 28, 2019
($ in thousands)
Total current assets	$821,984	$796,281
Less total current liabilities	(336,694)	(299,297)
Working capital	$485,290	$496,984

	Three months ended		Six months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
($ in thousands)
Operating income	$100,060	$80,422	$58,340	$22,751
General and administrative expenses	66,544	60,961	136,768	128,571
Depreciation, depletion, amortization and accretion	53,928	53,625	105,706	109,013
Transaction costs	319	390	1,072	698
Adjusted Cash Gross Profit (exclusive of items shown separately)	$220,851	$195,398	$301,886	$261,033
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	38.4%	35.4%	32.9%	30.4%
(1)Adjusted Cash Gross Profit Margin, which we define as Adjusted Cash Gross Profit as a percentage of net revenue.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

        Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of June 27, 2020. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2020, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

        Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of June 27, 2020. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2020, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report, as updated by the information disclosed in the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Annual Report and in our Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the Annual Report, as updated by the Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: July 24, 2020	By:	/s/ Thomas W. Hill
Thomas W. Hill
Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2020	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)