Form 10-Q
period 2020-09-26
Summit Materials, Inc.; Summit Materials, LLC
filed 2020-10-28
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
As of October 26, 2020, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 114,127,616 and 99, respectively.
As of October 26, 2020, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

    Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 26, 2020, its sole material asset was a 97.4% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 5 1/8% senior notes due 2025 (“2025 Notes”), our 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2025 Notes and the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and nine months ended September 26, 2020 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Annual Report”), and Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020, each as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

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
•rising prices for commodities, labor and other production and delivery inputs as a result of inflation or otherwise;
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
•our substantial current level of indebtedness, including our exposure to variable interest rate risk;
•our dependence on senior management and other key personnel, and our ability to retain and attract other qualified personnel;
•supply constraints or significant price fluctuations in the electricity and petroleum-based resources that we use, including diesel and liquid asphalt;
•climate change and climate change legislation or regulations;
•unexpected operational difficulties;
•interruptions in our information technology systems and infrastructure, including cybersecurity and data leakage risks; and
•potential labor disputes, strikes, other forms of work stoppage or other union activities.

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

Corporate Structure
    The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of September 26, 2020. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 26, 2020	December 28, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$288,757	$311,319
Accounts receivable, net	309,377	253,256
Costs and estimated earnings in excess of billings	44,001	13,088
Inventories	209,774	204,787
Other current assets	13,632	13,831
Total current assets	865,541	796,281
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 26, 2020 - $1,088,710 and December 28, 2019 - $955,815)	1,763,066	1,747,449
Goodwill	1,303,086	1,199,699
Intangible assets, less accumulated amortization (September 26, 2020 - $12,467 and December 28, 2019 - $10,366)	37,923	23,498
Deferred tax assets, less valuation allowance (September 26, 2020 - $1,675 and December 28, 2019 - $1,675)	241,900	212,333
Operating lease right-of-use assets	28,551	32,777
Other assets	52,103	55,519
Total assets	$4,292,170	$4,067,556
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,942	$7,942
Current portion of acquisition-related liabilities	31,968	32,700
Accounts payable	149,475	116,359
Accrued expenses	144,064	120,005
Current operating lease liabilities	8,193	8,427
Billings in excess of costs and estimated earnings	14,225	13,864
Total current liabilities	355,867	299,297
Long-term debt	1,893,212	1,851,057
Acquisition-related liabilities	12,876	19,801
Tax receivable agreement liability	327,957	326,965
Noncurrent operating lease liabilities	21,327	25,381
Other noncurrent liabilities	111,435	100,282
Total liabilities	2,722,674	2,622,783
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 114,123,911 and 113,309,385 shares issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	1,142	1,134
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of September 26, 2020 and December 28, 2019	—	—
Additional paid-in capital	1,257,506	1,234,020
Accumulated earnings	291,620	188,805
Accumulated other comprehensive income	975	3,448
Stockholders’ equity	1,551,243	1,427,407
Noncontrolling interest in Summit Holdings	18,253	17,366
Total stockholders’ equity	1,569,496	1,444,773
Total liabilities and stockholders’ equity	$4,292,170	$4,067,556
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Product	$540,904	$554,721	$1,334,471	$1,293,999
Service	104,342	111,126	228,421	230,389
Net revenue	645,246	665,847	1,562,892	1,524,388
Delivery and subcontract revenue	64,373	66,235	144,926	141,224
Total revenue	709,619	732,082	1,707,818	1,665,612
Cost of revenue (excluding items shown separately below):
Product	331,853	338,119	857,912	846,702
Service	72,778	78,625	162,479	167,550
Net cost of revenue	404,631	416,744	1,020,391	1,014,252
Delivery and subcontract cost	64,373	66,235	144,926	141,224
Total cost of revenue	469,004	482,979	1,165,317	1,155,476
General and administrative expenses	81,499	62,344	218,267	190,915
Depreciation, depletion, amortization and accretion	58,054	55,127	163,760	164,140
Transaction costs	445	751	1,517	1,449
Operating income	100,617	130,881	158,957	153,632
Interest expense	24,623	28,917	78,049	88,423
Loss on debt financings	4,064	—	4,064	14,565
Other income, net	(1,226)	(1,875)	(2,753)	(8,354)
Income from operations before taxes	73,156	103,839	79,597	58,998
Income tax (benefit) expense	(19,613)	45,602	(25,333)	34,272
Net income	92,769	58,237	104,930	24,726
Net income attributable to Summit Holdings	2,039	2,480	2,115	1,331
Net income attributable to Summit Inc.	$90,730	$55,757	$102,815	$23,395
Earnings per share of Class A common stock:
Basic	$0.79	$0.50	$0.90	$0.21
Diluted	$0.79	$0.48	$0.90	$0.21
Weighted average shares of Class A common stock:
Basic	114,116,564	112,179,137	113,943,292	112,020,275
Diluted	114,472,171	115,505,122	114,457,276	112,497,610

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$92,769	$58,237	$104,930	$24,726
Other comprehensive income (loss):
Foreign currency translation adjustment	2,018	(1,328)	(3,395)	3,263
Income (loss) on cash flow hedges	—	155	—	(148)
Less tax effect of other comprehensive (loss) income items	(494)	284	831	(766)
Other comprehensive income (loss)	1,524	(889)	(2,564)	2,349
Comprehensive income	94,293	57,348	102,366	27,075
Less comprehensive income attributable to Summit Holdings	2,091	2,444	2,024	1,423
Comprehensive income attributable to Summit Inc.	$92,202	$54,904	$100,342	$25,652

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 26, 2020	September 28, 2019
Cash flow from operating activities:
Net income	$104,930	$24,726
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	164,397	166,997
Share-based compensation expense	23,119	15,424
Net gain on asset disposals	(5,746)	(8,030)
Non-cash loss on debt financings	4,064	2,850
Change in deferred tax asset, net	(28,968)	32,736
Other	760	(1,609)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(48,361)	(121,196)
Inventories	(2,829)	16,296
Costs and estimated earnings in excess of billings	(30,912)	(31,085)
Other current assets	(75)	5,635
Other assets	8,367	4,992
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	21,729	52,423
Accrued expenses	3,164	8,447
Billings in excess of costs and estimated earnings	395	618
Tax receivable agreement liability	993	424
Other liabilities	3,012	(5,805)
Net cash provided by operating activities	218,039	163,843
Cash flow from investing activities:
Acquisitions, net of cash acquired	(123,195)	(2,842)
Purchases of property, plant and equipment	(140,006)	(139,762)
Proceeds from the sale of property, plant and equipment	8,848	13,035
Other	1,395	(207)
Net cash used for investing activities	(252,958)	(129,776)
Cash flow from financing activities:
Proceeds from debt issuances	700,000	300,000
Debt issuance costs	(9,565)	(6,312)
Payments on debt	(666,892)	(264,906)
Payments on acquisition-related liabilities	(10,391)	(11,000)
Proceeds from stock option exercises	329	2,559
Other	(908)	(501)
Net cash provided by financing activities	12,573	19,840
Impact of foreign currency on cash	(216)	174
Net (decrease) increase in cash	(22,562)	54,081
Cash and cash equivalents—beginning of period	311,319	128,508
Cash and cash equivalents—end of period	$288,757	$182,589
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net loss	(44,979)	—	—	—	—	—	—	(1,747)	(46,726)
LP Unit exchanges	—	—	196,542	2	—	—	1,132	(1,134)	—
Other comprehensive loss, net of tax	—	(6,093)	—	—	—	—	—	(220)	(6,313)
Stock option exercises	—	—	13,335	—	—	—	310	—	310
Share-based compensation	—	—	—	—	—	—	4,905	—	4,905
Shares redeemed to settle taxes and other	—	—	591,335	6	—	—	(1,096)	—	(1,090)
Balance — March 28, 2020	$143,826	$(2,645)	114,110,597	$1,142	99	$—	$1,239,271	$14,265	$1,395,859
Net loss	57,064	—	—	—	—	—	—	1,823	58,887
Other comprehensive income, net of tax	—	2,148	—	—	—	—	—	77	2,225
Share-based compensation	—	—	—	—	—	—	4,892	—	4,892
Shares redeemed to settle taxes and other	—	—	1,351	—	—	—	—	—	—
Balance — June 27, 2020	$200,890	$(497)	114,111,948	$1,142	99	$—	$1,244,163	$16,165	$1,461,863
Net income	90,730	—	—	—	—	—	—	2,039	92,769
Other comprehensive income, net of tax	—	1,472	—	—	—	—	—	52	1,524
Stock option exercises	—	—	1,069	—	—	—	18	—	18
Share-based compensation	—	—	—	—	—	—	13,322	—	13,322
Shares redeemed to settle taxes and other	—	—	10,894	—	—	—	3	(3)	—
Balance - September 26, 2020	$291,620	$975	114,123,911	$1,142	99	$—	$1,257,506	$18,253	$1,569,496

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net loss	(68,772)	—	—	—	—	—	—	(2,729)	(71,501)
LP Unit exchanges	—	—	17,500	—	—	—	122	(122)	—
Other comprehensive income, net of tax	—	1,584	—	—	—	—	—	66	1,650
Stock option exercises	—	—	43,142	1	—	—	766	—	767
Share-based compensation	—	—	—	—	—	—	5,906	—	5,906
Shares redeemed to settle taxes and other	—	—	347,962	3	—	—	(495)	—	(492)
Balance — March 30, 2019	$60,967	$4,265	112,067,531	$1,121	99	$—	$1,200,503	$11,619	$1,278,475
Net income	36,410	—	—	—	—	—	—	1,580	37,990
Other comprehensive income, net of tax	—	1,526	—	—	—	—	—	62	1,588
Stock option exercises	—	—	1,019	—	—	—	17	—	17
Share-based compensation	—	—	—	—	—	—	4,699	—	4,699
Shares redeemed to settle taxes and other	—	—	4,944	1	—	—	2	(1)	2
Balance — June 29, 2019	$97,377	$5,791	112,073,494	$1,122	99	$—	$1,205,221	$13,260	$1,322,771
Net income	55,757	—	—	—	—	—	—	2,480	58,237
LP Unit exchanges	—	—	89,836	1	—	—	361	(362)	—
Other comprehensive loss, net of tax	—	(853)	—	—	—	—	—	(36)	(889)
Stock option exercises	—	—	99,344	1	—	—	1,774	—	1,775
Share-based compensation	—	—	—	—	—	—	4,819	—	4,819
Shares redeemed to settle taxes and other	—	—	13,324	—	—	—	65	—	65
Balance — September 28, 2019	$153,134	$4,938	112,275,998	$1,124	99	$—	$1,212,240	$15,342	$1,386,778
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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 26, 2020, the results of operations for the three and nine months ended September 26, 2020 and September 28, 2019 and cash flows for the nine months ended September 26, 2020 and September 28, 2019.

Principles of Consolidation—The consolidated financial statements include the accounts of Summit Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

For a summary of the changes in Summit Inc.’s ownership of Summit Holdings, see Note 9, Stockholders’ Equity.

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, tax receivable agreement ("TRA") liability, pension and other postretirement obligations and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Kansas, Utah and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 26, 2020 or September 28, 2019.

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

2.ACQUISITIONS, GOODWILL AND INTANGIBLES

The Company has completed numerous acquisitions since its formation, which have been financed through a combination of debt and equity funding and available cash. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. Goodwill acquired during a business combination has an indefinite life and is not amortized. The following table summarizes the Company’s acquisitions by region and period:

	Nine months ended	Year ended
	September 26, 2020	December 28, 2019
West	2	2
East	1	—

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the nine months ended September 26, 2020, as well as the acquisitions completed during 2019 that occurred after September 28, 2019, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	September 26, 2020	December 28, 2019
Financial assets	$8,866	$—
Inventories	2,328	52
Property, plant and equipment	17,069	3,542
Other assets	758	—
Financial liabilities	(3,980)	(36)
Other long-term liabilities	(6,473)	—
Net assets acquired	18,568	3,558
Goodwill	105,280	1,834
Purchase price	123,848	5,392
Other	(652)	—
Net cash paid for acquisitions	$123,196	$5,392

Changes in the carrying amount of goodwill, by reportable segment, from December 28, 2019 to September 26, 2020 are summarized as follows:

	West	East	Cement	Total
Balance—December 28, 2019	$584,617	$410,426	$204,656	$1,199,699
Acquisitions (1)	105,298	—	—	105,298
Foreign currency translation adjustments	(1,911)	—	—	(1,911)
Balance—September 26, 2020	$688,004	$410,426	$204,656	$1,303,086
_______________________________________________________________________
(1) Reflects goodwill from acquisitions completed during the nine months ended September 26, 2020 and working capital adjustments from prior year acquisitions.

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

	September 26, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$23,345	$(1,162)	$22,183	$6,609	$(290)	$6,319
Mineral leases	19,225	(7,286)	11,939	19,064	(6,408)	12,656
Reserve rights	6,234	(2,444)	3,790	6,234	(2,248)	3,986
Trade names	1,000	(1,000)	—	1,000	(958)	42
Other	586	(575)	11	957	(462)	495
Total intangible assets	$50,390	$(12,467)	$37,923	$33,864	$(10,366)	$23,498

Amortization expense totaled $0.7 million and $2.3 million for the three and nine months ended September 26, 2020, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 28, 2019, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to September 26, 2020 is as follows:

2020 (three months)	$686
2021	2,719
2022	2,723
2023	2,590
2024	2,495
2025	2,450
Thereafter	24,260
Total	$37,923

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

Revenue by product for the three and nine months ended September 26, 2020 and September 28, 2019 is as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue by product*:
Aggregates	$136,396	$137,528	$362,546	$354,050
Cement	82,698	92,482	188,854	202,780
Ready-mix concrete	179,124	172,758	488,710	444,258
Asphalt	128,125	137,753	255,992	254,156
Paving and related services	136,191	138,083	280,446	267,732
Other	47,085	53,478	131,270	142,636
Total revenue	$709,619	$732,082	$1,707,818	$1,665,612
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
Trade accounts receivable	$231,663	$191,672
Construction contract receivables	62,183	47,966
Retention receivables	18,501	17,808
Receivables from related parties	1,918	1,596
Accounts receivable	314,265	259,042
Less: Allowance for doubtful accounts	(4,888)	(5,786)
Accounts receivable, net	$309,377	$253,256

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
Aggregate stockpiles	$143,271	$140,461
Finished goods	31,657	33,023
Work in process	10,062	7,664
Raw materials	24,784	23,639
Total	$209,774	$204,787

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
Interest	$11,413	$26,892
Payroll and benefits	37,862	29,356
Finance lease obligations	24,868	16,007
Insurance	16,888	14,968
Non-income taxes	18,949	7,666
Deferred asset purchase payments	9,686	3,525
Professional fees	788	902
Other (1)	23,610	20,689
Total	$144,064	$120,005
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
Term Loan, due 2024:
$619.5 million and $624.3 million, net of $0.9 million and $1.1 million discount at September 26, 2020 and December 28, 2019, respectively	$618,545	$623,140
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $0.9 million discount at December 28, 2019	—	649,133
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	—
Total	1,918,545	1,872,273
Current portion of long-term debt	7,942	7,942
Long-term debt	$1,910,603	$1,864,331

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 26, 2020, are as follows:

2020 (three months)	$3,177
2021	6,353
2022	6,354
2023	6,354
2024	597,253
2025	300,000
Thereafter	1,000,000
Total	1,919,491
Less: Original issue net discount	(946)
Less: Capitalized loan costs	(17,391)
Total debt	$1,901,154

Senior Notes—On August 11, 2020, Summit LLC and Summit Finance (together, the “Issuers”) issued $700.0 million in aggregate principal amount of 5.250% senior notes due January 15, 2029 (the “2029 Notes”). The 2029 Notes were issued at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. The 2029 Notes were issued under an indenture dated August 11, 2020 (the "2020 Indenture"). The 2020 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2020 Indenture also contains customary events of default. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021.

In August 2020, using the proceeds from the 2029 Notes, all of the outstanding $650.0 million 6.125% senior notes due 2023 (the “2023 Notes”) were redeemed at a price equal to par and the indenture under which the 2023 Notes were issued was satisfied and discharged. As a result of the extinguishment, charges of $4.1 million were recognized in the quarter ended September 26, 2020, which included charges of $0.8 million for the write-off of original issue discount and $3.3 million for the write-off of deferred financing fees.

On March 15, 2019, the Issuers issued $300.0 million in aggregate principal amount of 6.500% senior notes due March 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. The 2027 Notes were issued under an indenture dated March 25, 2019, the terms of which are generally consistent with the 2020 Indenture. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

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

In 2017, the Issuers issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. The 2025 Notes were issued under an indenture dated June 1, 2017, the terms of which are generally consistent with the 2020 Indenture. Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017.

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2025 Notes and the 2027 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2020 Indenture. Interest on the 2023 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.

As of September 26, 2020 and December 28, 2019, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of September 26, 2020 and December 28, 2019, with borrowing capacity of $329.1 million remaining as of September 26, 2020, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of September 26, 2020 and December 28, 2019, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the nine months ended September 26, 2020 and September 28, 2019:

Deferred financing fees
Balance—December 28, 2019	$15,436
Loan origination fees	9,565
Amortization	(2,499)
Write off of deferred financing fees	(3,338)
Balance—September 26, 2020	$19,164

Balance—December 29, 2018	$15,475
Loan origination fees	6,312
Amortization	(2,668)
Write off of deferred financing fees	(2,851)
Balance—September 28, 2019	$16,268

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of September 26, 2020 or December 28, 2019.

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

Our income tax benefit was $(19.6) million and $(25.3) million in the three and nine months ended September 26, 2020, respectively, and our income tax expense was $45.6 million and $34.3 million in the three and nine months ended September 28, 2019, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million. In the third quarter of 2020, final regulations were issued clarifying portions of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Under the provisions of the final regulations, we reversed our unrecognized tax benefits of $32.9 million in the third quarter 2020.

As of September 26, 2020 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and nine months ended September 26, 2020 and September 28, 2019.

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

In the nine months ended September 26, 2020, 196,542 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $1.2 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an adjustment to additional paid in capital. As of September 26, 2020 and December 28, 2019, we had recorded $328.0 million and $327.0 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the nine months ended September 26, 2020 and September 28, 2019.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income attributable to Summit Inc.	$90,730	$55,757	$102,815	$23,395

Weighted average shares of Class A stock outstanding
Add: Nonvested restricted stock awards of retirement eligible shares	320,343	—	145,155	—
Add: Weighted average shares of Class A stock outstanding	114,116,564	112,179,137	113,943,292	112,020,275
Weighted average basic shares outstanding	114,436,907	112,179,137	114,088,447	112,020,275
Basic earnings per share	$0.79	$0.50	$0.90	$0.21

Diluted net income attributable to Summit Inc.	$90,730	$55,757	$102,815	$23,395

Weighted average shares of Class A stock outstanding	114,116,564	112,179,137	113,943,292	112,020,275
Add: weighted average of LP Units	—	—	—	—
Add: stock options	—	2,788,221	—	216,165
Add: warrants	—	100,037	—	—
Add: restricted stock units	263,886	384,571	450,353	222,533
Add: performance stock units	91,721	53,156	63,631	38,637
Weighted average dilutive shares outstanding	114,472,171	115,505,122	114,457,276	112,497,610
Diluted earnings per share	$0.79	$0.48	$0.90	$0.21

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Antidilutive shares:
LP Units	3,053,115	3,368,058	3,086,819	3,404,231
Time-vesting stock options	2,095,929	—	2,095,929	—
Warrants	100,037	—	100,037	100,037

9.STOCKHOLDERS’ EQUITY
During 2020 and 2019, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	196,542	(196,542)	—
Stock option exercises	14,404	—	14,404
Other equity transactions	603,580	—	603,580
Balance — September 26, 2020	114,123,911	3,053,115	117,177,026	97.4%

Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	107,336	(107,336)	—
Other equity transactions	509,735	—	509,735
Balance — September 28, 2019	112,275,998	3,328,182	115,604,180	97.1%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 2.6% and 2.8% as of September 26, 2020 and December 28, 2019, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance — December 28, 2019	$2,171	$1,277	$—	$3,448
Foreign currency translation adjustment, net of tax	—	(2,473)	—	(2,473)
Balance — September 26, 2020	$2,171	$(1,196)	$—	$975

Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Foreign currency translation adjustment, net of tax	—	2,364	—	2,364
Loss on cash flow hedges, net of tax	—	—	(107)	(107)
Balance — September 28, 2019	$3,573	$217	$1,148	$4,938

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 26, 2020	September 28, 2019
Cash payments:
Interest	$86,427	$89,759
Payments (refunds) for income taxes, net	1,131	(912)
Operating cash payments on operating leases	8,372	8,188
Operating cash payments on finance leases	2,402	2,322
Finance cash payments on finance leases	11,528	9,806
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$2,931	$4,387
Right of use assets obtained in exchange for finance leases obligations	17,605	18,586
Exchange of LP Units to shares of Class A common stock	4,648	1,995

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

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$2,478	$2,608	$7,576	$7,757
Variable lease cost	90	151	253	366
Short-term lease cost	14,335	11,871	33,369	28,043
Financing lease cost:
Amortization of right-of-use assets	3,439	2,612	9,307	7,905
Interest on lease liabilities	780	773	2,329	2,404
Total lease cost	$21,122	$18,015	$52,834	$46,475

			September 26, 2020	December 28, 2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$28,551	$32,777

Current operating lease liabilities			$8,193	$8,427
Noncurrent operating lease liabilities			21,327	25,381
Total operating lease liabilities			$29,520	$33,808
Finance leases:
Property and equipment, gross			$92,873	$82,660
Less accumulated depreciation			(29,663)	(24,907)
Property and equipment, net			$63,210	$57,753

Current finance lease liabilities			$24,868	$16,007
Long-term finance lease liabilities			34,913	40,410
Total finance lease liabilities			$59,781	$56,417

Weighted average remaining lease term (years):
Operating leases			9.0	8.6
Finance lease			2.6	2.6

Weighted average discount rate (%):
Operating leases			5.4%	5.5%
Finance lease			5.2%	5.5%

Maturities of lease liabilities were as follows:
			Operating Leases	Finance Leases
2020 (three months)			$2,444	$4,995
2021			8,818	26,169
2022			5,475	18,519
2023			4,243	6,867
2024			2,547	3,207
2025			1,507	2,573
Thereafter			12,808	2,831
Total lease payments			37,842	65,161
Less imputed interest			(8,322)	(5,380)
Present value of lease payments			$29,520	$59,781

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of September 26, 2020 and December 28, 2019, $33.2 million and $28.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $6.9 million and $7.9 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of September 26, 2020 and December 28, 2019 were $106.9 million and $97.4 million, respectively.

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

The fair value of contingent consideration as of September 26, 2020 and December 28, 2019 was:

	September 26, 2020	December 28, 2019
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$525	$1,967
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,303	$1,302

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of September 26, 2020 and September 28, 2019.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 26, 2020 and December 28, 2019 was:

	September 26, 2020		December 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 2
Long-term debt(1)	$1,939,247	$1,918,545	$1,918,720	$1,872,273
Level 3
Current portion of deferred consideration and noncompete obligations(2)	31,443	31,443	30,733	30,733
Long term portion of deferred consideration and noncompete obligations(3)	11,573	11,573	18,499	18,499
(1)$7.9 million was included in current portion of debt as of September 26, 2020 and December 28, 2019.
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
The following tables display selected financial data for the Company’s reportable business segments as of September 26, 2020 and December 28, 2019 and for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue*:
West	$390,310	$366,504	$919,016	$848,661
East	234,435	266,587	590,341	596,107
Cement	84,874	98,991	198,461	220,844
Total revenue	$709,619	$732,082	$1,707,818	$1,665,612
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income from operations before taxes	$73,156	$103,839	$79,597	$58,998
Interest expense	24,623	28,917	78,049	88,423
Depreciation, depletion and amortization	57,364	54,575	161,912	162,417
Accretion	690	552	1,848	1,723
Loss on debt financings	4,064	—	4,064	14,565
Transaction costs	445	751	1,517	1,449
Non-cash compensation	13,322	4,819	23,119	15,424
Other	4,083	(136)	4,287	(2,628)
Total Adjusted EBITDA	$177,747	$193,317	$354,393	$340,371

Total Adjusted EBITDA by Segment:
West	$95,470	$81,936	$196,881	$151,054
East	56,943	76,825	119,900	134,479
Cement	35,086	42,683	63,172	75,537
Corporate and other	(9,752)	(8,127)	(25,560)	(20,699)
Total Adjusted EBITDA	$177,747	$193,317	$354,393	$340,371

	Nine months ended
	September 26, 2020	September 28, 2019
Purchases of property, plant and equipment
West	$51,148	$61,679
East	75,006	61,830
Cement	12,097	15,087
Total reportable segments	138,251	138,596
Corporate and other	1,755	1,166
Total purchases of property, plant and equipment	$140,006	$139,762

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Depreciation, depletion, amortization and accretion:
West	$23,117	$23,307	$67,082	$70,156
East	22,803	19,668	65,293	59,719
Cement	11,155	11,111	28,425	31,280
Total reportable segments	57,075	54,086	160,800	161,155
Corporate and other	979	1,041	2,960	2,985
Total depreciation, depletion, amortization and accretion	$58,054	$55,127	$163,760	$164,140

	September 26, 2020	December 28, 2019
Total assets:
West	$1,540,792	$1,379,684
East	1,347,883	1,288,835
Cement	868,458	868,528
Total reportable segments	3,757,133	3,537,047
Corporate and other	535,037	530,509
Total	$4,292,170	$4,067,556

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Annual Report, and our Quarterly Report on Form 10-Q for the fiscal period ended March 28, 2020, and factors discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

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

    Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows state departments of transportation to plan for their long-term highway construction and maintenance needs. Through a continuing resolution signed by the President in October 2020, funding for the existing federal transportation funding program extends through September 2021. Historically, Congress has maintained infrastructure spending via various means upon the expiration of federal transportation funding programs, but there is no assurance that this will continue to be the case. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of the existing infrastructure.

    In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Kansas, Utah and Missouri, represented approximately 22%, 13%, 12% and 10%, respectively, of our total revenue in 2019. The following is a summary of key funding initiatives in those states:

•According to the Texas Department of Transportation (“TXDOT”), annual funding available for transportation infrastructure, including state and federal funding, is estimated to average $15.0 billion in total for fiscal year 2021 (which commenced September 1, 2020) and fiscal year 2022 combined. Further, the 2021 Unified Transportation Program (“UTP”) approved by the Texas Transportation Commission in September 2020 provides for $75 billion through fiscal year 2030 to fund transportation projects; which is more than double the fiscal year 2016 level, which was prior to the Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In September 2020, TXDOT updated its fiscal year 2021 lettings estimate to $10.2 billion up from $7.5 billion in fiscal year 2020 and $8.9 billion in fiscal year 2019. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings. Despite revenue shortfalls due to COVID-19 it is expected that the state highway fund will be granted its full allotment of $2.5 billion for fiscal year 2021 from Proposition 7 funding.

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

•In December 2019, Utah passed new legislation imposing a 4.85% sales tax on gas purchases and a 6 cents per gallon increase to the diesel tax, with an additional 4 cents per gallon diesel tax increase in 2022. The tax is estimated to generate an additional $170 million for transportation investment in 2021. In January 2020, the Utah Department of Transportation increased fees on electric and hybrid vehicles by 50% in 2020 and by 33% in 2021 and launched an alternative to a road usage charge program for those vehicles in the form of a pay per mile charge. In May 2020, Utah estimated the impact of COVID-19 on the state transportation fund to be between $25 million and $68 million.

•The Missouri Department of Transportation announced that while they have not stopped any construction projects that are underway, they reduced project bid lettings by about 30% from expected levels for the months of May, June, August and September 2020. A July 2020 letting was not scheduled. They also announced their plan to continue the construction program using the 2020-2024 Statewide Transportation Improvement Program ("STIP") approved by the Missouri Highways and Transportation Commission and the Federal Highway Administration, and last amended by the commission in April 2020. For fiscal year 2021, which begins July 1, 2020, they will use the established amendment process to make additions or changes to the STIP to keep critical projects and functions moving forward. As of October 2020, COVID-19’s impact on the Missouri Department of Transportation was estimated at $38 million due to lower fuel tax revenues, licensing, registration and vehicle fees and taxes.

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

Financial Highlights

    The principal factors in evaluating our financial condition and operating results as of and for the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019, and certain other highlights include:

•Net revenue decreased $20.6 million and increased $38.5 million in the three and nine months ended September 26, 2020, respectively, primarily resulting from organic decline in the third quarter 2020 and organic growth in the first half of 2020, respectively.
•Our operating income decreased $30.3 million and increased $5.3 million in the three and nine months ended September 26, 2020, respectively, as revenue decreased more than the cost of revenue decreased, along with increased general and administrative expenses, and revenue exceeded the increases in cost of revenue, respectively.
•In August 2020, we issued $700.0 million of 5.250% senior notes due 2029 (the “2029 Notes”), resulting in net proceeds of $690.4 million, after related fees and expenses. The proceeds from the 2029 Notes were used to redeem the $650.0 million of 6.125% senior notes due 2023 (the “2023 Notes”) at par.
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

Results of Operations

    In late 2019, a novel strain of the coronavirus ("COVID-19") virus was first reported to have surfaced. COVID-19 has since spread globally, including to every state in the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States declared a national emergency with respect to COVID-19. As construction activities were deemed essential businesses in all of our markets, we continued to operate while many businesses were forced to close or reduce operations. During the third quarter of 2020, our operating markets remained substantially unaffected by COVID-19, except for Kentucky and to a lesser degree, Vancouver, British Columbia. However, we believe its impact may negatively affect our operations in subsequent periods if construction activity in future periods slows due to COVID-19. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. While the Commonwealth of Kentucky had experienced fiscal shortfalls prior to COVID-19, those shortfalls were extended by COVID-19, and subsequently, Kentucky suspended lettings of department of transportation projects for May and June, and subsequent lettings have been significantly reduced from prior levels. In the Vancouver, British Columbia area, the provincial government has cancelled or delayed certain infrastructure projects. Our cement sales volumes has also been impacted by lower sales volumes, which we believe to be related to COVID-19, notably in our southern markets. In most of our other markets, we have not experienced any significant delays or cancellations of projects. We expect state revenues to decrease as the economy slows, and ultimately, some infrastructure projects may be delayed or cancelled, which would reduce our revenues in future periods. In 2019, approximately 62% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. As expected, we continue to experience a decrease in demand in our cement segment. Our annual cement price increases were delayed from April 1 to June 1 due to COVID-19. We continue to monitor our operations, operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented work-from-home protocols at all of our administrative locations late in the first quarter of 2020, and while some locations have returned, other locations, including our headquarters location, continue to work remotely. In addition, we implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

    As of September 26, 2020, we had $288.8 million in cash and cash equivalents, and we have remaining borrowing capacity on our senior secured revolving credit facility of $329.1 million, providing us with liquidity that we believe to be adequate to meet our obligations for the next twelve months.

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
    The table below includes revenue and operating income by segment for the three and nine months ended September 26, 2020 and September 28, 2019. Operating income by segment is computed as earnings before interest, taxes and other income/expense.

	Three months ended				Nine months ended
	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
($ in thousands)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)	Revenue	Operating income (loss)
West	$390,310	$72,280	$366,504	$58,501	$919,016	$129,288	$848,661	$78,503
East	234,435	29,296	266,587	55,521	590,341	49,014	596,107	71,927
Cement	84,874	23,975	98,991	31,504	198,461	34,579	220,844	44,074
Corporate (1)	—	(24,934)	—	(14,645)	—	(53,924)	—	(40,872)
Total	$709,619	$100,617	$732,082	$130,881	$1,707,818	$158,957	$1,665,612	$153,632
(1)Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

    The table below sets forth our consolidated results of operations for the three and nine months ended September 26, 2020 and September 28, 2019.

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
($ in thousands)
Net revenue	$645,246	$665,847	$1,562,892	$1,524,388
Delivery and subcontract revenue	64,373	66,235	144,926	141,224
Total revenue	709,619	732,082	1,707,818	1,665,612
Cost of revenue (excluding items shown separately below)	469,004	482,979	1,165,317	1,155,476
General and administrative expenses	81,499	62,344	218,267	190,915
Depreciation, depletion, amortization and accretion	58,054	55,127	163,760	164,140
Transaction costs	445	751	1,517	1,449
Operating income	100,617	130,881	158,957	153,632
Interest expense (1)	24,623	28,917	78,049	88,423
Loss on debt financings	4,064	—	4,064	14,565
Other income, net	(1,226)	(1,875)	(2,753)	(8,354)
Income from operations before taxes	73,156	103,839	79,597	58,998
Income tax (benefit) expense	(19,613)	45,602	(25,333)	34,272
Net income	$92,769	$58,237	$104,930	$24,726
(1)The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries. The statement of operations of Summit LLC and its subsidiaries differs from Summit Inc. in that Summit LLC has $0.1 million and $0.2 million less interest expense than Summit Inc. in the three and nine months ended September 26, 2020, respectively. The additional interest expense for Summit Inc. is associated with a deferred consideration obligation of Summit Holdings, which is excluded from Summit LLC’s consolidated interest expense.

Three and nine months ended September 26, 2020 compared to the three and nine months ended September 28, 2019

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Net revenue	$645,246	$665,847	$(20,601)	(3.1)%	$1,562,892	$1,524,388	$38,504	2.5%
Operating income	100,617	130,881	(30,264)	(23.1)%	158,957	153,632	5,325	3.5%
Operating margin percentage	15.6%	19.7%			10.2%	10.1%
Adjusted EBITDA (1)	$177,747	$193,317	$(15,570)	(8.1)%	$354,393	$340,371	$14,022	4.1%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

    Net revenue decreased $20.6 million in the three months ended September 26, 2020, as lower revenues in the East and Cement segments more than offset increases in the West segment. Net revenue decreased by $10.9 million, $2.9 million and $6.8 million from reduced sales of materials, products and services, respectively. We experienced organic volume decline of 5.1%, 11.3%, 1.0% and 6.4% in aggregates, cement, ready-mix concrete and asphalt lines of business, respectively. We had organic price growth across all lines of business during the third quarter of 2020. Aggregate average sales prices were impacted by decreases in the East related to changes in product mix. Additional discussion about the impact of acquisitions on each segment is presented in more detail below.

    Net revenue increased $38.5 million in the nine months ended September 26, 2020, primarily resulting from organic growth in our aggregates and ready-mix concrete operations. Of the increase in net revenue, $45.9 million was from increased sales of products, offset by $5.4 million from decreased sales of materials and $2.0 million from decreased service revenue. We generated organic volume growth of 1.3% and 4.5% in aggregates and ready-mix concrete, respectively, during the first nine months of 2020 over the prior year period, while our organic cement volumes declined 7.4% compared to the first nine months of 2019. Organic asphalt volumes remained flat. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 0.6%, 1.1%, 5.2% and 1.2%, respectively, during the first nine months of 2020.

    Operating income decreased by $30.3 million in the third quarter of 2020 as compared to the third quarter of 2019, primarily as our net revenue gains trailed increases in our cost of revenue and general and administrative expenses. Our operating income in East segment was reduced as costs of revenue, notably in Kentucky, did not keep pace with increases in net revenue. Our general and administrative expenses increased in the three and nine month periods ended September 26, 2020 due to increases in labor and stock compensation expense, partially offset by reductions in travel and entertainment expenses. During the third quarter of 2020, we recorded an additional $10.6 million of CEO transition costs and related stock compensation expenses, including an adjustment related to equity based compensation grants where recipients were eligible for continued vesting of grants after they retired.

    Operating income increased by $5.3 million in the first nine months of 2020 as compared to the first nine months of 2019, primarily as net revenue gains exceeded increases in costs of revenue and general and administrative expenses. In addition, depreciation, depletion, amortization and accretion expense decreased by $0.4 million as our capital expenditures in prior periods have been decreasing.

    Our operating margin percentage for the three and nine months ended September 26, 2020 decreased from 19.7% to 15.6% and increased from 10.1% to 10.2%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, decreased by $15.6 million and increased by $14.0 million in the three and nine months ended September 26, 2020, respectively, due to the factors noted above.

    As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Revenue by product*:
Aggregates	$178,377	$176,929	$1,448	0.8%	$465,498	$447,159	$18,339	4.1%
Cement	85,108	95,486	(10,378)	(10.9)%	195,972	209,334	(13,362)	(6.4)%
Ready-mix concrete	179,261	173,035	6,226	3.6%	489,034	444,702	44,332	10.0%
Asphalt	137,685	152,821	(15,136)	(9.9)%	275,150	283,225	(8,075)	(2.9)%
Paving and related services	232,514	243,039	(10,525)	(4.3)%	470,648	451,133	19,515	4.3%
Other	(103,326)	(109,228)	5,902	5.4%	(188,484)	(169,941)	(18,543)	(10.9)%
Total revenue	$709,619	$732,082	$(22,463)	(3.1)%	$1,707,818	$1,665,612	$42,206	2.5%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

    Detail of our volumes and average selling prices by product in the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three months ended
	September 26, 2020		September 28, 2019
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	16,383	$10.89	15,895	$11.13	3.1%	(2.2)%
Cement	733	116.17	826	115.54	(11.3)%	0.5%
Ready-mix concrete	1,531	117.12	1,546	111.94	(1.0)%	4.6%
Asphalt	2,118	60.40	2,263	60.40	(6.4)%	—%

	Nine months ended
	September 26, 2020		September 28, 2019
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	42,476	$10.96	40,630	$11.01	4.5%	(0.5)%
Cement	1,686	116.22	1,821	114.95	(7.4)%	1.1%
Ready-mix concrete	4,217	115.97	4,035	110.22	4.5%	5.2%
Asphalt	4,281	59.69	4,280	59.00	—%	1.2%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

    Revenue from aggregates increased $1.4 million and $18.3 million in the three and nine months ended September 26, 2020, respectively. In the third quarter of 2020, increases in our northern Texas and Virginia markets were partially offset by organic aggregate volumes declines in Missouri as flood repair work in 2020 was less than in 2019, and lower volumes in Kentucky due to COVID-19 impacts. Our average sales price in the third quarter of 2020 decreased over 2019 as the product mix shifted away from higher priced flood repair products to lower priced products. In the nine month period ended September 26, 2020, our aggregate volumes increased primarily due to acquisition volumes, and to a lesser extent, due to increased organic volumes. Aggregate volumes growth was attributable to organic growth in both the West and East segments. Organic aggregate volumes increased 1.3% in the first nine months of 2020 as compared to the same period a year ago, primarily due to increases in Texas, Intermountain West and Kansas markets. Aggregate average sales prices of $10.96 per ton decreased 0.5% in the first nine months of 2020 as compared to the first nine months of 2019, primarily due to lower priced products in our Missouri markets noted above.

    Revenue from cement decreased $10.4 million and $13.4 million in the three and nine months ended September 26, 2020, respectively. In the three and nine months ended September 26, 2020, organic cement volumes decreased 11.3% and 7.4%, respectively, and organic cement average sales prices increased 0.5% and 1.1%, respectively, as compared to the same period in the prior year.

    Revenue from ready-mix concrete increased $6.2 million and $44.3 million in the three and nine months ended September 26, 2020, respectively. In the three and nine months ended September 26, 2020, our ready-mix volumes decreased 1.0% and increased 4.5%, respectively, and our average sales prices increased 4.6% and 5.2%, respectively. These volume and price increases for the nine months ended September 26, 2020 occurred in both the West and East segments. Volumes in the Kansas and Intermountain geographies were impacted by more favorable weather conditions during the first nine months of 2020 as compared to 2019.

    Revenue from asphalt decreased $15.1 million and $8.1 million in the three and nine months ended September 26, 2020, respectively. In the first nine months of 2020, organic pricing increased 1.2%, with strong pricing gains in the Kansas and Texas geographies. Further, in the first nine months of 2020, we had strong volume increases in north Texas offset by decreases in Kentucky due to COVID-19 impacts.

Other Financial Information

Loss on Debt Financings

    In August 2020, we used the net proceeds from the offering of the 2029 Notes to redeem all of the outstanding 2023 Notes. In connection with that transaction, charges of $4.1 million were recognized in the three and nine months ended

September 26, 2020. The fees included $0.8 million for the write-off of unamortized original issue discount and $3.3 million for the write-off of unamortized deferred financing fees.

    In March 2019, we used the net proceeds from the offering of the 2027 Notes to redeem all of the outstanding 2022 Notes. In connection with that transaction, charges of $14.6 million were recognized in the three and nine months ended September 28, 2019. The fees included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Income Tax Expense

    Our income tax benefit was $19.6 million and $25.3 million in the three and nine months ended September 26, 2020, respectively, and our income tax expense was $45.6 million and $34.3 million in the three and nine months ended September 28, 2019, respectively. The effective tax rate for Summit Inc. differs from the federal rate primarily due to (1) unrecognized tax benefits, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. Additionally, in the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million. In the third quarter of 2020, final regulations were issued clarifying portions of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Under the provisions of the final regulations, we reversed our remaining unrecognized tax benefit of $32.9 million in the third quarter 2020.

    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

    As of September 26, 2020 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Net revenue	$351,510	$331,501	$20,009	6.0%	$835,026	$773,036	$61,990	8.0%
Operating income	72,280	58,501	13,779	23.6%	129,288	78,503	50,785	64.7%
Operating margin percentage	20.6%	17.6%			15.5%	10.2%
Adjusted EBITDA (1)	$95,470	$81,936	$13,534	16.5%	$196,881	$151,054	$45,827	30.3%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

    Net revenue in the West segment increased $20.0 million and $62.0 million in the three and nine months ended September 26, 2020, respectively, primarily due to increases in net revenues in all lines of business. Organic aggregate volumes increased 0.3% in the first nine months of 2020 as compared to the first nine months of 2019, and organic aggregates average sales prices increased 1.9%, primarily due to product mix. Organic ready-mix concrete volumes increased 1.0% and our organic ready-mix concrete average sales prices increased 5.2%.

    The West segment’s operating income increased $13.8 million and $50.8 million in the three and nine months ended September 26, 2020, respectively. Adjusted EBITDA increased $13.5 million and $45.8 million in the three and nine months ended September 26, 2020, respectively. The increases in operating income and Adjusted EBITDA occurred as the weather conditions in 2020 have in general been more favorable as compared to 2019, which has resulted in operational efficiencies and increased sales volumes. The operating margin percentage in the West segment increased in the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019, due to the impact of the same factors noted above.

    Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Revenue by product*:
Aggregates	$81,981	$73,063	$8,918	12.2%	$199,506	$185,789	$13,717	7.4%
Ready-mix concrete	132,847	128,243	4,604	3.6%	361,541	340,349	21,192	6.2%
Asphalt	100,409	99,023	1,386	1.4%	205,041	194,121	10,920	5.6%
Paving and related services	159,307	142,115	17,192	12.1%	324,880	273,356	51,524	18.8%
Other	(84,234)	(75,940)	(8,294)	(10.9)%	(171,952)	(144,954)	(26,998)	(18.6)%
Total revenue	$390,310	$366,504	$23,806	6.5%	$919,016	$848,661	$70,355	8.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

    The West segment’s percent changes in sales volumes and pricing in the three and nine months ended September 26, 2020 from the three and nine months ended September 28, 2019 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	12.8%	(0.6)%	7.4%	—%
Ready-mix concrete	(0.3)%	3.9%	1.0%	5.2%
Asphalt	(1.0)%	2.4%	4.1%	2.5%

    Revenue from aggregates in the West segment increased $8.9 million and $13.7 million in the three and nine months ended September 26, 2020, respectively, due to an increase in sales volumes that more than offset a slight decreases in average sales price for the three months and nine months ended September 26, 2020. In the three months ended September 26, 2020, aggregate volumes increased 12.8%, primarily due to acquisition related volumes in Texas and Vancouver, as well as organic volume increases in our Intermountain markets, partially offset by decreases in organic volumes in Vancouver, Canada. In the nine months ended September 26, 2020, the 7.4% increase in aggregates volumes was primarily in our Texas markets which had organic growth coupled with increased acquisition volumes, and increased organic volumes in our Intermountain markets. For the three and nine months ended September 26, 2020, organic aggregate volumes decreased in the Vancouver, British Columbia area due to COVID-19 related delays in projects. Aggregates pricing for the three and nine months ended September 26, 2020 decreased 0.6% and remained flat, respectively, when compared to the same period in 2019 due to product mix primarily in our Texas markets, resulting from the impact of lower prices on acquisition related volumes.

    Revenue from ready-mix concrete in the West segment increased $4.6 million and $21.2 million in the three and nine months ended September 26, 2020, respectively. For the three and nine months ended September 26, 2020, organic ready-mix concrete prices increased 3.9% and 5.2%, respectively. For the three and nine months ended September 26, 2020, our ready-mix concrete organic volumes decreased 0.3% and increased 1.0%, respectively, as volume increases in the Intermountain geographies in the three months ended September 26, 2020 were offset by volume decreases in Texas. We continue to see strong residential volumes in the Houston area, while volumes in the Permian basin area have decreased due to an economic slowdown in that area.

    Revenue from asphalt in the West segment increased $1.4 million and $10.9 million in the three and nine months ended September 26, 2020, respectively. For the three months ended September 26, 2020, asphalt volumes decreased 1.0% while in the nine months ended September 26, 2020, asphalt volumes increased 4.1%. Average sales prices for asphalt increased 2.4% and 2.5% in the three and nine months ended September 26, 2020, respectively. Revenue for paving and related services in the West segment increased by $17.2 million and $51.5 million, respectively, in the three and nine months ended September 26, 2020, due to higher organic volumes in our north Texas markets, partially offset by lower organic volumes in our Intermountain geography and in Vancouver, British Columbia.

    Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 26, 2020 was approximately $24.2 million and $21.6 million, respectively.

    Our Austin business operates a liquid asphalt terminal in the Houston area which was damaged by Hurricane Harvey in 2017. The terminal commenced limited operations in the third quarter of 2018. In the nine months ended September 28, 2019, we received $1.9 million related to our business interruption claim, which is included in other income, net.

East Segment

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Net revenue	$208,862	$235,355	$(26,493)	(11.3)%	$529,405	$530,508	$(1,103)	(0.2)%
Operating income	29,296	55,521	(26,225)	(47.2)%	49,014	71,927	(22,913)	(31.9)%
Operating margin percentage	14.0%	23.6%			9.3%	13.6%
Adjusted EBITDA (1)	$56,943	$76,825	$(19,882)	(25.9)%	$119,900	$134,479	$(14,579)	(10.8)%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

    Net revenue in the East segment decreased $26.5 million and $1.1 million in the three and nine months ended September 26, 2020, respectively, as compared to the same period a year ago, as the decrease in asphalt and paving and services revenues exceeded the increase in ready-mix concrete revenues. Our asphalt volumes have decreased in both the three and nine month periods ended September 26, 2026 due to weakness in our Kentucky geography. Operating income decreased $26.2 million and $22.9 million in the three and nine months ended September 26, 2020, respectively, over the same period a year ago. The decrease in operating income for the three months ended September 26, 2020 is primarily due to lower margins on our asphalt and paving business, which resulted from decreased activity in Kentucky, as well as decreases in aggregate sales prices due mainly to product mix in Missouri and Kentucky. Adjusted EBITDA decreased $19.9 million and $14.6 million in the three and nine months ended September 26, 2020, respectively, due to the items relating to operating income noted above.

    Operating margin percentage for the three and nine months ended September 26, 2020 decreased to 14.0% from 23.6% and decreased to 9.3% from 13.6%, respectively, from the comparable period a year ago, due to the items noted above.

    Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Revenue by product*:
Aggregates	$96,396	$103,866	$(7,470)	(7.2)%	$265,992	$261,370	$4,622	1.8%
Ready-mix concrete	46,414	44,792	1,622	3.6%	127,493	104,353	23,140	22.2%
Asphalt	37,276	53,798	(16,522)	(30.7)%	70,109	89,104	(18,995)	(21.3)%
Paving and related services	73,207	100,924	(27,717)	(27.5)%	145,768	177,777	(32,009)	(18.0)%
Other	(18,858)	(36,793)	17,935	48.7%	(19,021)	(36,497)	17,476	47.9%
Total revenue	$234,435	$266,587	$(32,152)	(12.1)%	$590,341	$596,107	$(5,766)	(1.0)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

    The East segment’s percent changes in sales volumes and pricing in the three and nine months ended September 26, 2020 from the three and nine months ended September 28, 2019 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(5.0)%	(2.3)%	2.2%	(0.3)%
Ready-mix concrete	(2.9)%	6.8%	15.9%	5.4%
Asphalt	(17.8)%	(7.0)%	(9.9)%	(3.0)%

    Revenue from aggregates in the East segment decreased $7.5 million in the three months ended September 26, 2020 and increased $4.6 million in the nine months ended September 26, 2020, respectively. In the three month period ended September 26, 2020, aggregate volumes and average sales price were both below prior year amounts as our volumes in Missouri were higher in 2019, due to more flood repair work in 2019 than in 2020. Aggregate volumes in the first nine months of 2020 increased 2.2%, primarily due to organic growth in our Kansas markets from wind farm and other large non-residential project activity, offset by volume decreases in our Missouri, Kentucky and Virginia markets. Our volumes decreased in Kentucky as the state continues to deal with lower tax revenues that preceded COVID-19, and those revenues further decreased after the onset of COVID-19, while decreases in our Virginia markets were weather related. Aggregates organic pricing decreased 2.2% and 0.3% in the three and nine months ended September 26, 2020, respectively. The decrease in pricing in the three month period ended September 26, 2020 is primarily due to change in mix, with more higher priced products sold in the three months ended September 28, 2019 than in the current year period related to flood repair work in Missouri in 2019 and increased by-product sales in Kentucky.

    Revenue from ready-mix concrete in the East segment increased $1.6 million and $23.1 million in the three and nine months ended September 26, 2020, respectively, as compared to the same period in 2019, as our realized price increases overcame volume decreases. In the three months ended September 26, 2020, ready-mix concrete volumes decreased 2.9%, compared to prior year levels primarily due to lower volumes in Arkansas, whereas our average sales price increased by 6.8%. In the nine months ended September 26, 2020, ready-mix concrete volumes increased 15.9%, which mostly occurred in Kansas and Missouri, where we also realized strong increases in our average sales price.

    Revenue from asphalt decreased $16.5 million and $19.0 million in the three and nine months ended September 26, 2020, respectively, when compared to the same period in 2019. The decreases were mainly attributable to lower volumes in Kentucky, due to the items mentioned above, which more than offset strong asphalt volumes in Kansas. Asphalt pricing decreased 3.0% in the nine months ended September 26, 2020, as lower prices occurred in most of our markets. Paving and related service revenue decreased $27.7 million and $32.0 million in the three and nine months ended September 26, 2020, respectively, primarily due to lower activity in Kentucky as noted above.

    Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 26, 2020 was approximately $7.4 million and $1.3 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Net revenue	$84,874	$98,991	$(14,117)	(14.3)%	$198,461	$220,844	$(22,383)	(10.1)%
Operating income	23,975	31,504	(7,529)	(23.9)%	34,579	44,074	(9,495)	(21.5)%
Operating margin percentage	28.2%	31.8%			17.4%	20.0%
Adjusted EBITDA (1)	$35,086	$42,683	$(7,597)	(17.8)%	$63,172	$75,537	$(12,365)	(16.4)%
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

    Net revenue in the Cement segment decreased $14.1 million and $22.4 million primarily due to decreased organic cement volumes of 11.3% and 7.4% in the three and nine months ended September 26, 2020, respectively. In addition, due to an explosion in April 2020 that shut down our solid waste processing facility, revenue from that facility is below 2019 levels for both the three and nine month periods ended September 26, 2020.

    Operating income decreased $7.5 million and $9.5 million during the three and nine months ended September 26, 2020, respectively. Adjusted EBITDA decreased $7.6 million and $12.4 million in the three and nine months ended September 26, 2020, respectively. Our overall operating costs decreased in 2020 as our sales volumes decreased. Our production volume was lower in the third quarter of 2020 as compared to the same period in 2019, which resulted in higher per unit production costs included in cost of revenue. Our solid waste processing facility that provides fuel for one of our plants remained closed to processing solid waste due to an explosion in April 2020. We expect that facility to fully reopen during the fourth quarter of 2020.

    Operating margin percentage for the three and nine months ended September 26, 2020 decreased to 28.2% from 31.8% and decreased to 17.4% from 20.0%, respectively, from the comparable period a year ago. The decreased operating margin for the nine months ended September 26, 2020 was primarily due to the same factors noted above. Production levels in the first nine months of 2020 were slightly higher than in 2019.

    Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 26, 2020	September 28, 2019	Variance		September 26, 2020	September 28, 2019	Variance
Revenue by product*:
Cement	$85,108	$95,486	$(10,378)	(10.9)%	$195,972	$209,334	$(13,362)	(6.4)%
Other	(234)	3,505	(3,739)	(106.7)%	2,489	11,510	(9,021)	(78.4)%
Total revenue	$84,874	$98,991	$(14,117)	(14.3)%	$198,461	$220,844	$(22,383)	(10.1)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

    The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended September 26, 2020 from the three and nine months ended September 28, 2019 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(11.3)%	0.5%	(7.4)%	1.1%

    Revenue from cement decreased $10.4 million and $13.4 million in the three and nine months ended September 26, 2020, respectively, as volume decreases of 11.3% and 7.4%, respectively, were only partially offset by small organic cement pricing gains in the three and nine months ended September 26, 2020. We believe the decreases in volume are the result of COVID-19, and expect volumes for 2020 to be below 2019 levels. Further, we have historically implemented cement pricing increases in April each year; however, in 2020, those increases were deferred until June 1 as a result of COVID-19.

Liquidity and Capital Resources

    Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. As of September 26, 2020, we had $288.8 million in cash and cash equivalents and $509.7 million of working capital compared to $311.3 million and $497.0 million, respectively, at December 28, 2019. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of September 26, 2020 or December 28, 2019. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $329.1 million as of September 26, 2020, which is net of $15.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

    Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of September 26, 2020 and December 28, 2019, our long-term borrowings totaled $1.9 billion for which we incurred $21.5 million and $68.4 million of interest expense for the three and nine months ended September 26, 2020, respectively, and $25.3 million and $77.2 million for the three and nine months ended September 28, 2019, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of September 26, 2020.

    Notwithstanding the challenges associated with COVID-19, we believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital.

    We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Indebtedness

    Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 26, 2020, we were in compliance with all debt covenants.

    At September 26, 2020 and December 28, 2019, $1.9 billion of total debt was outstanding under our respective debt agreements. Summit LLC has senior secured credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland Sand & Gravel ULC, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

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

    On August 11, 2020, the Issuers issued the 2029 Notes, at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021. In August 2020, using the proceeds from the 2029 Notes, all of the 2023 Notes were redeemed at a price equal to par and the indenture under which the 2023 Notes were issued was satisfied and discharged. As a result of the extinguishment, charges of $4.1 million were recognized in the quarter ended September 26, 2020, which included charges of $0.8 million for the write-off of original issue discount and $3.3 million for the write-off of deferred financing fees.

Cash Flows

    The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 26, 2020 and September 28, 2019:

	Summit Inc.
($ in thousands)	September 26, 2020	September 28, 2019
Net cash provided by:
Operating activities	$218,039	$163,843
Investing activities	(252,958)	(129,776)
Financing activities	12,573	19,840

Operating activities

    During the nine months ended September 26, 2020, cash provided by operating activities was $218.0 million primarily as a result of:

•Net income of $104.9 million, increased by non-cash expenses, including $164.4 million of depreciation, depletion, amortization and accretion expense and $23.1 million of share-based compensation.

•Billed and unbilled accounts receivable increased by $79.3 million in the first nine months of 2020 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $86.4 million of interest payments in the nine months ended September 26, 2020.

    During the nine months ended September 28, 2019, cash provided by operating activities was $163.8 million primarily as a result of:

•Net income of $24.7 million, increased by non-cash expenses, including $167.0 million of depreciation, depletion, amortization and accretion expense and $15.4 million of share-based compensation.
•Billed and unbilled accounts receivable increased by $152.3 million in the first nine months of 2019 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.
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

Investing activities

    During the nine months ended September 26, 2020, cash used for investing activities was $253.0 million, of which $123.2 million related to three acquisitions completed in the period and $140.0 million was invested in capital expenditures, which was partially offset by $8.8 million of proceeds from asset sales.

    During the nine months ended September 28, 2019, cash used for investing activities was $129.8 million, of which $2.8 million related to the one acquisition completed in the period and $139.8 million was invested in capital expenditures, which was partially offset by $13.0 million of proceeds from asset sales.

Financing activities

    During the nine months ended September 26, 2020, cash provided by financing activities was $12.6 million. We received $700.0 million from the issuance of the 2029 Notes, which was offset by $10.4 million payments on acquisition-related liabilities and $666.9 million of payments on debt, including the retirement of the 2023 Notes.

    During the nine months ended September 28, 2019, cash provided by financing activities was $19.8 million. We received $2.6 million of proceeds from stock option exercises and $300.0 million from proceeds from debt issuance, which was offset by $11.0 million of payments on acquisition-related liabilities and $264.9 million of payments on debt.

Cash paid for capital expenditures

    We paid cash of approximately $140.0 million in capital expenditures in the nine months ended September 26, 2020 compared to $139.8 million in the nine months ended September 28, 2019.

    We currently estimate that we will invest between $175 million to $185 million in capital expenditures in 2020, which includes $50 million to $60 million for our greenfield projects. We increased our capital expenditure estimate from previously disclosed amounts as we invested in reserves subsequent to quarter end, as well as incremental capital purchases to service demand in high growth markets. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

Tax Receivable Agreement

    When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase, for tax purposes, depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with our initial public offering, we entered into a TRA with the holders of the LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA is deemed to realize) as a result of these increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate, as they will vary depending upon a number of factors, including the timing of the exchanges, the price of our Class A common stock at the time of the exchange, the extent to which the exchanges are taxable, the amount and timing of our income and the effective tax rate.

    We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of September 26, 2020, we had accrued $328.0 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

    Based upon a $16.16 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended September 26, 2020, and a contractually defined discount rate of 1.57%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $314.6 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
    As of September 26, 2020, we had no material off-balance sheet arrangements.
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

Non-GAAP Performance Measures

    We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, transaction costs, non-cash compensation and certain other non-cash and non-operating items. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and transaction costs and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

    The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 26, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$72,871	$31,013	$27,324	$(38,439)	$92,769
Interest (income) expense (1)	(1,192)	(649)	(3,393)	29,857	24,623
Income tax expense (benefit)	937	(193)	—	(20,357)	(19,613)
Depreciation, depletion and amortization	22,973	22,346	11,066	979	57,364
EBITDA	$95,589	$52,517	$34,997	$(27,960)	$155,143
Accretion	144	457	89	—	690
Loss on debt financings	—	—	—	4,064	4,064
Transaction costs	—	—	—	445	445
Non-cash compensation	—	—	—	13,322	13,322
Other	(263)	3,969	—	377	4,083
Adjusted EBITDA	$95,470	$56,943	$35,086	$(9,752)	$177,747

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 26, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$130,409	$52,152	$44,432	$(122,063)	$104,930
Interest (income) expense (1)	(2,479)	(1,651)	(9,685)	91,864	78,049
Income tax expense (benefit)	1,524	(358)	—	(26,499)	(25,333)
Depreciation, depletion and amortization	66,707	64,080	28,165	2,960	161,912
EBITDA	$196,161	$114,223	$62,912	$(53,738)	$319,558
Accretion	375	1,213	260	—	1,848
Loss on debt financings	—	—	—	4,064	4,064
Transaction costs	—	—	—	1,517	1,517
Non-cash compensation	—	—	—	23,119	23,119
Other	345	4,464	—	(522)	4,287
Adjusted EBITDA	$196,881	$119,900	$63,172	$(25,560)	$354,393

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$56,829	$56,640	$34,303	$(89,535)	$58,237
Interest expense (income) (1)	411	182	(2,731)	31,055	28,917
Income tax expense	1,144	26	—	44,432	45,602
Depreciation, depletion and amortization	23,171	19,406	10,957	1,041	54,575
EBITDA	$81,555	$76,254	$42,529	$(13,007)	$187,331
Accretion	136	262	154	—	552
Transaction costs	1	—	—	750	751
Non-cash compensation	—	—	—	4,819	4,819
Other	244	309	—	(689)	(136)
Adjusted EBITDA	$81,936	$76,825	$42,683	$(8,127)	$193,317

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$78,016	$73,448	$51,652	$(178,390)	$24,726
Interest expense (income) (1)	1,905	2,237	(7,395)	91,676	88,423
Income tax expense	1,478	144	—	32,650	34,272
Depreciation, depletion and amortization	69,751	58,851	30,830	2,985	162,417
EBITDA	$151,150	$134,680	$75,087	$(51,079)	$309,838
Accretion	405	868	450	—	1,723
Loss on debt financings	—	—	—	14,565	14,565
Transaction costs	12	—	—	1,437	1,449
Non-cash compensation	—	—	—	15,424	15,424
Other	(513)	(1,069)	—	(1,046)	(2,628)
Adjusted EBITDA	$151,054	$134,479	$75,537	$(20,699)	$340,371
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $0.1 million and $0.2 million less than Summit LLC and its subsidiaries in the three and nine months ended September 26, 2020, respectively, and $0.1 million and $0.4 million less in the three and nine months ended September 28, 2019, respectively, due to interest expense associated with a deferred consideration obligation, which is an obligation of Summit Holdings and is thus excluded from Summit LLC’s consolidated interest expense.

Reconciliation of Working Capital	September 26, 2020	December 28, 2019
($ in thousands)
Total current assets	$865,541	$796,281
Less total current liabilities	(355,867)	(299,297)
Working capital	$509,674	$496,984

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
($ in thousands)
Operating income	$100,617	$130,881	$158,957	$153,632
General and administrative expenses	81,499	62,344	218,267	190,915
Depreciation, depletion, amortization and accretion	58,054	55,127	163,760	164,140
Transaction costs	445	751	1,517	1,449
Adjusted Cash Gross Profit (exclusive of items shown separately)	$240,615	$249,103	$542,501	$510,136
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	37.3%	37.4%	34.7%	33.5%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

    Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 26, 2020. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2020, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

    Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of September 26, 2020. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2020, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

3.4
Second Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.4 to the Registrants’ Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-36783))

4.1
Indenture, dated as of August 11, 2020, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors on the signature pages thereto and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed August 11, 2020 (File No. 001-36873)).

4.2	Form of 5.25% Senior Note due 2029 (included in Exhibit 4.1)
10.1*†	Form of Restricted Stock Unit Award Notice and Agreement
10.2*†	Form of Performance Unit Award Notice and Agreement
10.3†
Form of Special Executive Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed August 3, 2020 (File No. 001-36873)).

10.4†
Offer Letter, dated as of July 20, 2020, by and between Summit Materials, Inc. and Anne P. Noonan ((incorporated by reference to Exhibit 10.1 to the Summit Materials, Inc.’s Current Report on Form 8-K, filed July 21, 2020 (File No. 001-36873)).

10.5†
Transition and Consulting Agreement, dated as of July 20, 2020, by and between Summit Materials, Inc. and Thomas W. Hill ((incorporated by reference to Exhibit 10.2 to the Summit Materials, Inc.’s Current Report on Form 8-K, filed July 21, 2020 (File No. 001-36873)).

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
*     Filed herewith
**   Furnished herewith
† Indicates management contract or compensatory plan or arrangement
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: October 28, 2020	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2020	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)