Form 10-K
period 2021-01-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2021-02-24
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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
The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of June 27, 2020 was approximately $1.7 billion.
As of February 22, 2021, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 114,796,060 and 99, respectively.
As of February 22, 2021, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of January 2, 2021, its sole material asset was a 97.5% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our 5 1/8% senior notes due 2025 (“2025 Notes”), our 6 1/2% senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2025 Notes and 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended January 2, 2021 is that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires:

•“Continental Cement” refers to Continental Cement Company, L.L.C.;

•“EBITDA” refers to net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization expense;

•“Finance Corp.” refers to Summit Materials Finance Corp., an indirect wholly-owned subsidiary of Summit LLC and the co-issuer of the Senior Notes;

•“Issuers” refers to Summit LLC and Finance Corp. as co‑issuers of the Senior Notes;

•“LP Units” refers to the Class A limited partnership units of Summit Holdings;

•“Mainland” refers to Mainland Construction Materials ULC, which is the surviving entity from the acquisition of Rock Head Holdings Ltd., B.I.M. Holdings Ltd., Carlson Ventures Ltd., Mainland Sand and Gravel Ltd. and Jamieson Quarries Ltd.;

•"APAC Assets" refers to two quarries, one landfill and two asphalt plants located in northeast Kansas;

•"Blake and Augusta Assets" refers to two quarries located in southeast Kansas; and

•“TRA” refers to a tax receivable agreement between Summit Inc. and holders of LP Units.

See “Business—Acquisition History” for a table of acquisitions we have completed since January 2018.

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of January 2, 2021. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
Limited Partners
No voting rights in Summit Holdings (2)
2.5% of outstanding LP Units
General Partner
100% of voting power in Summit Holdings
97.5% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$300.0 million 2025 Notes
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$616.3 million term loan facility
100%
Guarantor Subsidiaries
100%
100%
$300.0 million 2025 Notes
$300.0 million 2027 Notes
$700.0 million 2029 Notes
Summit Materials Finance Corp. (4)
Non-Guarantor Subsidiaries

______________________
(1)U.S. Securities and Exchange Commission (“SEC”) registrant.
(2)The shares of Class B Common Stock are currently held by pre-initial public offering investors, including certain members of management or their family trusts that directly hold LP Units. A holder of Class B Common Stock is entitled, without regard to the number of shares of Class B Common Stock held by such holder, to a number of votes that is equal to the aggregate number of LP Units held by such holder.
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

PART I

ITEM 1.    BUSINESS.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 63% increase in revenue between the year ended January 2, 2016 (the year of our initial public offering) and the year ended January 2, 2021. Within our markets, we offer customers a single‑source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready‑mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our proven and probable aggregates reserves were 4.1 billion tons as of January 2, 2021. In the year ended January 2, 2021 we sold 59.1 million tons of aggregates, 2.3 million tons of cement, 5.7 million cubic yards of ready-mix concrete and 5.8 million tons of asphalt paving mix across our more than 400 sites and plants.

The rapid growth we have achieved over the years has been due in large part to our acquisitions, which we funded through equity issuances, debt financings and cash from operations. Over the past decade, the U.S. economy witnessed a cyclical decline followed by a gradual recovery in the private construction market and modest growth in public infrastructure spending. The U.S. private construction market has grown in recent years both nationally and in our markets. During 2020, although the overall U.S. economy experienced a decline related to the COVID-19 pandemic, we continued to see positive indicators for the construction market, including positive trends in housing starts and highway construction letting. We believe we are well positioned to capitalize on growth in the construction market to continue to expand our business.

Our revenue in 2020 was $2.3 billion with net income of $141.2 million. As of January 2, 2021, our total indebtedness outstanding was approximately $1.9 billion.

We anticipate continued growth in our primary end markets, public infrastructure and the private construction market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 8% in the U.S. from 2021 to 2025. We believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. We believe that growth in infrastructure spending will not be consistent across the United States, but will vary across different geographies. Economic conditions in our markets do vary by state, and public infrastructure funding has been impacted by COVID -19, particularly in Kentucky and Vancouver, British Columbia. The public infrastructure market represented 39% of our revenue in 2020.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to grow 8% from 2021 to 2025. In addition, the PCA projects that spending in private nonresidential construction will grow 3% over the same period. Growth in private construction spending is influenced by changes in population, employment and general economic activity, among other factors which vary by geography across the United States. Residential activity in our key markets remains strong, particularly in the Houston and Salt Lake City areas, two of the largest metro areas where we operate. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. The private construction market represented 61% of our revenue in 2020.

In addition to anticipated demand growth in our end markets, we expect continued improvement in pricing, especially in our materials businesses. The United States Geological Survey ("USGS") reports that aggregates pricing has increased in 70 of the last 75 years. Accordingly, we believe that this trend will continue in the future. The PCA estimates that cement consumption will increase approximately 10% in the U.S. from 2021 to 2025, reflecting rising demand in the major end markets. We believe that the increased demand will drive higher cement pricing as production capacity in the United States tightens.

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

Our Business Segments

We operate in 21 U.S. states and in British Columbia, Canada and have assets in 23 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West; East; and Cement. The 10 platform businesses in the West and East segments have their own management teams. The platform management teams are responsible for overseeing the operating platforms, implementing best practices, developing growth opportunities and integrating acquired businesses. We seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•West Segment:  Our West segment includes operations in Texas, Utah, Colorado, Idaho, Wyoming, Oklahoma, Nevada and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of January 2, 2021, the West segment controlled approximately 1.3 billion tons of proven and probable aggregates reserves and $602.6 million of net property, plant and equipment and inventories (“hard assets”). During the year ended January 2, 2021, approximately 54% of our revenue was generated in the West segment.

•East Segment:  Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Kentucky, North Carolina, South Carolina, Georgia, Arkansas and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of January 2, 2021, the East segment controlled approximately 2.3 billion tons of proven and probable aggregates reserves and $745.5 million of hard assets. During the year ended January 2, 2021, approximately 34% of our revenue was generated in the East segment.

•Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and nine distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel for the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few cement facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of January 2, 2021, the Cement segment controlled approximately 0.5 billion tons of proven and probable aggregates reserves, which serve its cement business, and $584.7 million of hard assets. During the year ended January 2, 2021, approximately 12% of our revenue was generated in the Cement segment.

Acquisition History

The following table lists acquisitions we have completed in the last three years:

Company	Date of Acquisition	Segment
Metro Ready Mix, LLC	January 5, 2018	West
Price Construction, Ltd and affiliates	January 12, 2018	West
Mertens Construction Company, Inc. and affiliates	January 26, 2018	East
Stoner Sand, LLC	February 16, 2018	East
Day Concrete Block Company, Inc. and affiliate	April 2, 2018	West
Midwest Minerals, LLC	April 27, 2018	East
Superior Ready Mix, Inc.	April 27, 2018	East
Buckingham Slate Company, LLC	June 1, 2018	East
Buildex, LLC	July 1, 2018	East
APAC Assets	July 2, 2018	East
XIT Sand and Gravel, LLC and affiliate	July 16, 2018	West
Walker Sand and Gravel Ltd. Co.	October 1, 2018	West
Jefferson Quarry, LLC and affiliate	October 10, 2018	East
Pete Lien & Sons, Inc.	January 4, 2019	West
Tomball Ready Mix, LLC and affiliate	November 8, 2019	West
Blake and Augusta Assets	July 2, 2020	East
Multisources, LTD. and affiliates	July 10, 2020	West
Valley Gravel Sales LTD. and affiliates	August 21, 2020	West

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

In the past, public infrastructure sector funding was underpinned by a series of six‑year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The Fixing America’s Surface Transportation (“FAST”) Act was signed into law on December 4, 2015 and authorized $305 billion of funding from 2016 through 2020. Through a continuing resolution signed by the President in October 2020, funding for the existing federal transportation funding program now extends through September 2021. It provides funding for surface transportation infrastructure, including roads, bridges, transit systems, and the rail transportation network.

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced primarily by employment prospects, new household formation and mortgage interest rates. In recent years, residential construction demand has been growing, although the rate of growth has varied across the U.S. As a result of the COVID-19 pandemic, migration trends towards rural and exurban U.S. markets has begun, including a notable influx in our Texas and Utah markets.

Nonresidential Construction.  Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is driven primarily by population and economic growth, and activity tends to following residential activity by 12-24 months. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories, although growth rates vary across the U.S. The supply of nonresidential construction projects is also affected by interest rates and the availability of credit to finance these projects.

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

Operations positioned to benefit from attractive industry fundamentals.  We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time‑consuming and complex regulatory and permitting process. According to a January 2020 U.S. Geological Survey, aggregates pricing in the United States had increased in 70 of the previous 75 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

One contributing factor that supports pricing growth through the economic cycles is that aggregates and asphalt paving mix have significant exposure to public road construction, which has demonstrated growth over the past 30 years, even during times of broader economic weakness. The majority of public road construction spending is funded at the state level through the states’ respective departments of transportation. Texas, Utah, Kansas and Missouri, four of the states in which we have had our highest revenues, have funds with certain constitutional protections for revenue sources dedicated for transportation projects. These dedicated, earmarked funding sources limit the negative effect state deficits may have on public spending. As a result, we believe our business’ profitability is significantly more stable than most other building product subsectors.

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

Attractive diversity, scale and product portfolio.  We operate in dozens of metropolitan statistical areas across 23 U.S. states and in British Columbia, Canada. Between the year ended January 2, 2016 (the year of our initial public offering) and the year ended January 2, 2021, we grew our revenue by 63% and brought substantial additional scale and geographic diversity to our operations. In the year ended January 2, 2021, 59% of our operating income increase came from the West segment, 23% from East segment and 18% from the Cement segment, excluding corporate charges. As of January 2, 2021, we had approximately 4.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement business. We estimate that the useful life of our proven and probable reserves serving our aggregates and cement businesses are approximately 74 years and 273 years, respectively, based on the average production rates in 2020 and 2019.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2020, approximately 66% of cement distributed to our terminals was shipped by barge, which is generally more cost-effective than truck transport.

Proven ability to incorporate new acquisitions and grow businesses.  Since our inception, we have acquired dozens of businesses, successfully integrating them into three segments through the implementation of operational improvements, industry‑proven information technology systems, a comprehensive safety program and best in class management programs. A typical acquisition and subsequent integration generally involves implementing common safety and financial back office systems, driving best practices in pricing and productivity. In addition, we seek to leverage scale while maintaining local branding and management decision-making and providing management support, strategic direction and financial capital for investment. These acquisitions have helped us achieve significant revenue growth, from $0.4 billion in 2010 to $2.3 billion in 2020.

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

Capitalize on growth in the U.S. economy and construction markets.  Given the nation’s aging infrastructure and considering longstanding historical spending trends, we expect U.S. infrastructure investment to grow over time. We believe we are well positioned to capitalize on any such increase in investment.  The PCA forecasts total housing starts to accelerate to 1.48 million in the United States by 2025. The American Institute of Architects’ Consensus Construction Forecast projects nonresidential construction to shrink 4.8% in 2021. We believe nonresidential activity tends to follow residential activity after about 12 to 24 months. However, the COVID-19 pandemic may impact these trends in ways we cannot foresee. We believe that exposure to the public infrastructure, residential and nonresidential end markets across our markets will benefit us if the U.S. economy improves.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through September 2021. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of existing infrastructure.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 25%, 14%, 13% and 9%, respectively, of our total revenue in 2020.

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

We have operations in 23 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended January 2, 2021, approximately 79% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment, and have construction and demolition debris landfills and liquid asphalt terminal operations in our West and East segments.

Approximately 69% of our asphalt paving mix was installed by our paving and related services businesses in the year ended January 2, 2021. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

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

We mine limestone, gravel, and other natural resources from 132 crushed stone quarries and 116 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of January 2, 2021, we had approximately 4.1 billion tons of proven and probable reserves of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 4.1 billion tons of proven and probable aggregates reserves, 2.4 billion, or 58%, are located on owned land and 1.7 billion are located on leased land.

According to the September 2020 U.S. Geological Survey, approximately 1.7 billion tons of crushed stone with a value of approximately $18.4 billion was produced in the United States in 2019, which was an increase from the 1.5 billion tons produced in 2018. Sand and gravel production was approximately 1.1 billion tons in 2019 and 2018, valued at approximately $9.0 billion in 2019. The U.S. aggregate industry is highly fragmented relative to other building product markets, with numerous participants operating in localized markets and the top ten players controlling approximately 35% of the national market in 2020. In February 2020, the U.S. Geological Survey reported that a total of 1,430 companies operating 3,440 quarries and 176 sales/distribution yards produced or sold crushed stone in 2019 in the United States. This fragmentation is a result of the cost of transporting aggregates, which typically limits producers to a market area within approximately 40 miles of their production facilities.

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

Cement production in the United States is distributed among over 90 production facilities located across a majority of the states and is a capital‑intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include large vertically integrated companies. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant.

As reported by the PCA, consumption is up from the industry trough of approximately 77.6 million tons in 2010, to approximately 112.6 million tons in 2019, consistent with an increase in U.S. construction activity. Cement sales are still below their peak, but we believe there will be additional growth in the cement industry. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from Canada, Turkey, Greece, Mexico and China. The PCA reports that cement imports are above their trough of approximately 7.2 million tons in 2011 versus approximately 17.8 million tons in 2019.

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, and Davenport, Iowa and our nine terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal plant is one of very few with hazardous waste fuel facilities permitted and operating out of over 90 cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive with truck transportation is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located on the Mississippi River, we are able to cost effectively distribute cement from both of our plants by truck, rail and barge directly to customers or to our nine storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are located on the Mississippi River and, consequently, in 2020, approximately 66% of cement distributed to our terminals was shipped by barge, which is significantly more cost‑effective than truck transport.

The majority of U.S. cement plants are subject to the Portland Cement – Maximum Achievable Control Technology (“PC‑MACT”). Our Hannibal and Davenport cement plants utilize alternative fuels, hazardous and non‑hazardous at Hannibal and non‑hazardous at Davenport, as well as coal, natural gas and petroleum coke and, as a result, are subject to the Hazardous Waste Combustor – Maximum Achievable Control Technology (“HWC-MACT”) and Commercial/Industrial Solid Waste Incinerators (“CISWI”) standards, respectively, rather than PC‑MACT standards.

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

Given the high weight‑to‑value ratio, delivery of ready‑mix concrete is typically limited to a one‑hour haul from a production plant and is further limited by a 90 minute window in which newly‑mixed concrete must be poured to maintain quality and performance. As a result of the transportation constraints, the ready‑mix concrete market is highly localized, with an estimated 5,500 ready‑mix concrete plants in the United States according to the NRMCA. According to the NRMCA, 371.2 million cubic yards of ready‑mix concrete were produced in 2019, which is a 4% increase from the 358.2 million cubic yards produced in 2018 but a 19% decrease from the industry peak of 458.3 million cubic yards in 2005.

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas, Missouri, Arkansas, North Carolina, South Carolina, Kentucky and Virginia markets and surrounding areas. We operated 69 ready-mix concrete plants and over 700 concrete delivery trucks in the West segment and 55 ready-mix concrete plants and almost 350 concrete delivery trucks in the East segment as of January 2,

2021. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations.

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

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. Approximately 89.2 million tons of used asphalt is recycled annually by the industry according to a September 2020 NAPA survey. As of January 2, 2021, we operated 26 and 23 asphalt paving mix plants in the West and East segments, respectively. Approximately 98% of our plants can utilize recycled asphalt pavement.

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

Approximately 69% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

According to NAPA, there were approximately 3,500 asphalt paving mix plants in the United States in 2019 and an estimated 421.9 million tons of asphalt paving mix was produced in 2019 compared to 389.3 million tons produced in 2018. Our asphalt paving mix operations compete with CRH plc and other local suppliers. Based on availability of internal aggregate supply, quality, operating efficiencies, and location advantages, we believe we are well positioned vis‑à‑vis our competitors.

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

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2020 revenue.

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

Human Capital Resources

As of January 2, 2021, we employed approximately 6,000 employees, of which approximately 5,700 were employed in the United States with the remainder being employed in Canada. Approximately 80% of our employees are hourly workers, with the remainder being salaried. Approximately 7% of our employees are union members, substantially all in our cement division and at our Canadian operations, with whom we believe we enjoy a satisfactory working relationship. Our collective bargaining agreements for employees who are union members generally expire between 2022 and 2026. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Health and Safety: We maintain a safety culture grounded on the premise of striving to eliminate workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. Our goal is to reduce Occupational Safety and Health Administration ("OSHA") recordable incidents each year. During fiscal 2020, our recordable incident rate declined 6% compared to fiscal 2019.

As a result of the COVID-19 pandemic, we have implemented safety protocols to protect our employees, contractors and customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. We continue to provide personal protective equipment and additional cleaning supplies. Many of our administrative and operational functions during this time have required modification, including some of our workforce working remotely. Our experienced employees adapted to the changes in our work environment and continued to successfully manage our business successfully during this challenging time.

Inclusion and Diversity: We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We have a goal to build a highly engaged team by increasing retention year over year.

Talent Development: We prioritize and invest in creating opportunities to help employees grow and build their careers, through various training and development programs. These include on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.

Compensation and Benefits: We provide compensation and benefit programs to help meet the needs of our employees. In addition to base compensation, we offer incentive plans for both safety and operational results, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave programs, employee assistance programs, among others. Our 401(k) plan covers all U.S. employees, and provides for matching contributions to the plan, including 100% of pre‑tax employee contributions, up to 4% of eligible compensation. Employer contributions vest immediately.

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

Our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. Although some states in recent years, such as Texas, have increased their budgets for road construction, maintenance, rehabilitation and acquiring right of way for public roads, certain other states, such as Kentucky, have reduced their construction spending due to budget shortfalls from lower tax revenue and other factors. As a result, there has been a reduction in certain states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Utah, Kansas and Missouri, our financial condition, results of operations and liquidity could be materially adversely affected.

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

Nearly all of the products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions such as heavy or sustained rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales, render our contracting operations less efficient or restrict our ability to ship our products. For example, unusually severe flooding conditions on the Mississippi River during the first half of 2019, negatively impacted our operations which affected our financial results. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows have adversely affected and could adversely affect sales in the near term and may be more severe due to climate change. In particular, our operations in the southeastern and Gulf Coast regions of the United States are at risk for hurricane activity, most notably in August, September and October. For example, in 2017, Hurricane Harvey adversely affected our operations not only during the days immediately before and after the storm, but also in the weeks and months after the storm as our customers recovered and reallocated resources in response to damage caused by the storm.

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

A significant portion of our historical growth has occurred through acquisitions, and we will likely execute acquisition transactions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non‑binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. In addition, from time to time we may enter into dispositions or other transactions involving certain of our assets or businesses. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional capital through additional equity issuances, additional indebtedness, or a combination of equity and debt issuances. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our acquisition related growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Acquisitions involve risks that, among other things, the businesses acquired will not perform as expected.

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

Acquisitions may require integration of the acquired companies’ sales and marketing, distribution, production, purchasing, information technology, finance and administrative organizations. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•We may become liable for certain liabilities of any acquired business, whether or not known to us. These risks could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices. These liabilities may be significant.

•Substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers.

•Capital equipment at acquired businesses may require additional maintenance or need to be replaced sooner than we expected.

•The complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies.

•We may actively pursue a number of opportunities simultaneously and we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

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

Economic Risks

The ongoing outbreak of the novel coronavirus (COVID-19) has caused severe disruptions in the U.S. and global economy and is expected to continue to adversely impact the economy, at least for the near term. While the full scale and scope of the long-term effects of the COVID-19 outbreak are unknown at this time, the overall impact on our business, operating results, cash flows and/or financial condition could be material.

As of the date of this report, there is an ongoing outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and to every state in the United States. The United States and other countries have reacted to the COVID-19 outbreak with unprecedented government intervention. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting, or strongly encouraging quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential businesses, and taking other restrictive measures designed to help slow the spread of COVID-19. Such actions are disrupting global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak has had an adverse impact on economic and market conditions. The outbreak of COVID-19 caused significant volatility on the market price of our Class A common stock and the extent of its impact on our future results of operations and overall financial performance remains uncertain.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition of the risks described in this report, including the impact of:

•potentially unfavorable economic conditions for our clients and customers, particularly in the residential and non-residential sectors, and the construction industry generally;
•delays or cancellation of projects and delays in collecting on certain of our accounts receivable from our customers;

•increased costs associated with compliance with new government regulations or restrictions, such as quarantines or social distancing mandates, which regulations or restrictions may curtail our normal operations in one or more of the markets in which we operate;
•significant disruptions at one or more of our locations, which could disrupt our operations, raise costs and reduce revenue and earnings in the affected areas;
•fluctuations in equity market prices (including that of our Class A common stock), interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity: and
•a sustained longer term reduction in cash flows may be an indication some or all of our goodwill may not be realizable.

In addition, the COVID-19 pandemic has to date and may further adversely impact our business and financial condition in other areas, including as a result of:

•increased costs, including as a result of implementing health and safety protocols at our locations;
•disruptions to our supply and distribution channels, including delivery trucks;
•lower sales volumes due to reduced demand; and
•reduced state and local transportation budgets, particularly if such are not augmented by federal funding or if the federal government fails to act on a highway infrastructure bill.

The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to our business. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the success of vaccination efforts and the impact of these and other factors on our employees, customers, suppliers and partners. It is also possible that negative consequences of the pandemic may continue once the pandemic is controlled.

The adverse impact on our business, financial condition, operating results or liquidity or future results from the COVID-19 pandemic, or any similar future crisis could be material. The inherent uncertainty surrounding COVID-19, and likewise any similar crisis, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for fiscal 2021.

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

There is an inherent risk of liability in the operation of our business, and despite our compliance efforts, we may be in noncompliance with environmental, health and safety laws and regulations from time to time. These potential liabilities or events of noncompliance could have a material adverse effect on our operations and profitability. In many instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which could require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Governmental requirements that affect our operations also include those relating to air and water quality, waste management, asset reclamation, the operation and closure of municipal waste and construction and demolition debris landfills, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change, often in connection with changes in the presidential administration. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our opening new or expanding existing plants or facilities.

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

Even though the majority of our government contracts contain raw material escalators to protect us from certain input material price increases, a portion or all of the contracts are often on a fixed cost basis. Pricing on a contract with a fixed unit price is based on approved quantities irrespective of our actual costs and contracts with a fixed total price require that the total amount of work be performed for a single price irrespective of our actual costs. We realize profit on our contracts only if our revenue exceeds actual costs, which requires that we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inadequate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur a loss or cause the contract not to be as profitable as we expected. The costs incurred and profit realized, if any, on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•failure to include materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;

•delays caused by weather conditions or otherwise failing to meet scheduled acceptance dates;

•contract or project modifications or conditions creating unanticipated costs that are not covered by change orders;

•changes in availability, proximity and costs of materials, including liquid asphalt, cement, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;

•to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing diesel, liquid asphalt and cement;

•availability and skill level of workers;

•failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations;

•fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, customers or our own personnel;

•mechanical problems with our machinery or equipment;

•citations issued by any governmental authority, including OSHA and MSHA;

•difficulties in obtaining required governmental permits or approvals;

•changes in applicable laws and regulations;

•uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and

•public infrastructure customers may seek to impose contractual risk‑shifting provisions more aggressively which may result in us facing increased risks.

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

We are highly leveraged. As of January 2, 2021, our total debt was approximately $1.9 billion, which includes $1.3 billion of Senior Notes and $616.3 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $329.1 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $15.9 million of letters of credit outstanding).

Our high degree of leverage could have important consequences, including:

•increasing our vulnerability to general economic and industry conditions;

•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•the deductibility of our interest expense is currently limited under existing law and would be further limited if proposed regulations are finalized in their current form;

•subject us to the risk of increased interest rates as a portion of our borrowings under our senior secured credit facilities are exposed to variable rates of interest;

•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

•making it more difficult for us to make payments on our debt.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We historically have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. In addition, certain of our variable rate indebtedness uses London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR has been the subject of national, international and other regulatory guidance and proposals for reform. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to stop encouraging banks to submit LIBOR rates after 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, we may also need to renegotiate our variable rate indebtedness that utilizes LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

The indentures governing the Senior Notes and Credit Agreement contain restrictive covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries, to:

•incur additional indebtedness, issue certain preferred shares or issue guarantees;

•pay dividends, redeem our membership interests or make other restricted payments, including purchasing our Class A common stock;

•make investments, loans or advances;

•incur additional liens;

•transfer or sell assets;

•merge or engage in consolidations;

•enter into certain transactions with our affiliates;

•designate subsidiaries as unrestricted subsidiaries;

•repay subordinated indebtedness; and

•change our lines of business.

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

Other Risks

Our success is dependent on our senior management team and our ability to retain and attract qualified personnel.

Our success depends on the continuing services of key members of our management team. We believe our senior management team possesses valuable knowledge and skills that are crucial to our success and would be difficult to replicate or replace.

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

A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change, and Canada and the United States have agreed to the Paris Agreement, the successor to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which could lead to additional legislative and regulatory changes in those countries. In addition, in the United States, there may be additional legislative and regulatory changes in connection with the recent change in presidential administration. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas (“GHG”) emissions from sources considered to be large emitters. The EPA has also promulgated a GHG emissions permitting rule, referred to as the “Tailoring

Rule” which sets forth criteria for determining which facilities are required to obtain permits for GHG emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plants and one of our landfills hold Title V Permits. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

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

As of January 2, 2021, labor unions represented approximately 7% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire between

2022 and 2026. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements or adverse labor relations at any of our locations, could lead to strikes, other forms of work stoppage, slowdowns or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

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

Holders of LP Units (other than Summit Inc.) may, subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to such holders as set forth in the limited partnership agreement of Summit Holdings, and subject to the terms of an exchange agreement, exchange their LP Units for Class A common stock on a one-for-one basis. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (the “IRS”) may challenge all or part of the tax basis increase, and a court could sustain such a challenge.

In connection with the initial public offering ("IPO"), we entered into a TRA with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of the increases in tax basis described above and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of Summit

Inc. and not of Summit Holdings. While the actual increase in tax basis and the actual amount and utilization of net operating losses, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Summit Holdings and our possible utilization of net operating losses, the payments that Summit Inc. may make under the TRA will be substantial.

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

The actual cash tax savings realized by Summit Inc. under the TRA may be less than the corresponding TRA payments. Further, payments under the TRA may be made years in advance of when the benefits, if any, are realized on our federal and state income tax returns. Accordingly, there may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the TRA. Based upon a $20.08 share price of our Class A common stock, which was the closing price on December 31, 2020, and a contractually defined discount rate of 1.34%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $312 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Ownership of Our Class A Common Stock Risks

The market price of shares of our Class A common stock has fluctuated significantly, which could cause the value of your investment to decline.

The market price of our Class A common stock has fluctuated significantly in the past and could be subject to wide fluctuations in the future. During the year ended January 2, 2021, the closing price of our Class A common stock on the New York Stock Exchange has fluctuated from a low of $8.48 per share to a high of $24.59 per share. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock for a profit.

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

As of January 2, 2021, we had 114,390,595 shares of Class A common stock issued and outstanding, and 885,609,405 shares authorized but unissued. The number of unissued shares includes 2,873,170 shares available for issuance upon exchange of LP Units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or securities convertible or exchangeable for Class A common stock, or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our Class A common stock. Thus holders of our Class A common stock will bear the risk of our future issuances reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

An aggregate of 13,500,000 shares of Class A common stock may be granted under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) of which 4.3 million shares were available for grant as of January 2, 2021. In addition, as of January 2, 2021 we had outstanding warrants to purchase an aggregate of 100,037 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, or other securities convertible or exchangeable for Class A common stock would dilute the percentage ownership held by the investors of our Class A common stock and may adversely affect the market price of the shares of our Class A common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;

•prohibit stockholder action by written consent unless such action is recommended by all directors then in office;

•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2/3% or more in voting power of all outstanding shares of our capital stock.

•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

As of January 2, 2021, we had 4.1 billion tons of proven and probable aggregates reserves serving our aggregates and cement businesses and operated over 400 sites and plants, to which we believe we have adequate road, barge and/or railroad access. By segment, our estimate of proven and probable reserves as of January 2, 2021 for which we have permits for extraction and that we consider to be recoverable aggregates of suitable quality for economic extraction are shown in the table below along with average annual production.

		Tonnage of reserves for
		each general type of			Average years	Percent of
	Number of	aggregate			until depletion	reserves owned and
	producing		Sand and	Annual	at current	percent leased
Segment	quarries	Hard rock(1)	gravel(1)	production(1)	production(2)	Owned	Leased(3)
West	85	351,127	922,799	28,953	44	30%	70%
East	160	1,984,747	309,582	25,493	90	65%	35%
Cement	3	500,468	—	1,833	273	100%	—
Total	248	2,836,342	1,232,381	56,279
______________________
(1)Hard rock, sand and gravel and annual production tons are shown in thousands.
(2)Calculated based on total reserves divided by our average of 2020 and 2019 annual production
(3)Lease terms range from monthly to on-going with an average lease expiry of 2027.

As of January 2, 2021, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	97	2	5	97	28
Leased	133	—	4	27	17
Partially owned and leased	18	—	—	—	4
Total	248	2	9	124	49

The following chart summarizes our production and distribution facilities by state as of January 2, 2021:

State	Sand & Gravel	Limestone	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arkansas	5	—	—	17	2	—	2
Colorado	29	1	—	9	7	—	2
Georgia	4	—	—	—	—	—	—
Idaho	4	—	—	3	—	—	2
Iowa	—	1	2	—	—	—	1
Kansas	9	45	—	17	6	8	17
Kentucky	1	18	—	10	13	—	9
Louisiana	—	—	3	—	—	—	1
Minnesota	—	—	2	—	—	—	—
Missouri	2	47	2	6	—	—	7
Nebraska	—	1	—	—	—	—	—
Nevada	1	—	—	3	—	—	—
North Carolina	4	—	—	—	—	—	2
Oklahoma	5	1	—	12	—	—	2
South Carolina	14	1	—	1	—	—	—
Tennessee	—	1	1	—	—	—	—
Texas	17	3	—	22	12	—	20
Utah	19	2	—	19	4	—	3
Virginia	1	9	—	4	4	—	5
Wisconsin	—	—	1	—	—	—	—
Wyoming	1	—	—	1	—	—	2
Total US	116	130	11	124	48	8	75
British Columbia, Canada	—	2	—	—	1	—	6
Total	116	132	11	124	49	8	81
______________________
*Other primarily consists of office space.

ITEM  3.    LEGAL PROCEEDINGS.

The information set forth under “—Legal Proceedings” in Item 1, “Business,” is incorporated herein by reference.

ITEM  4.    MINE SAFETY DISCLOSURES.

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

Anne P. Noonan, 57, President and Chief Executive Officer. Ms. Noonan joined the Company in September 2020. Prior to joining the Company, Ms. Noonan served as president and chief executive officer and as a director of OMNOVA Solutions Inc. (“OMNOVA”), a global provider of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses, with manufacturing, technical, and other facilities located in North America, Europe, China, and Thailand, from December 2016 until April 1, 2020 when OMNOVA was acquired by Synthomer plc. Before being appointed President and Chief Executive Officer, Ms. Noonan served as OMNOVA’s President, Performance Chemicals, from 2014 until December 2016. Ms. Noonan previously held several positions of increasing responsibility with Chemtura Corporation, a global specialty chemicals company, from 1987 through 2014, including most recently as senior vice president and president of Chemtura’s Industrial Engineered Products business and Corporate Development function. Ms. Noonan serves on the board of CF Industries Holdings, Inc., a global leader in nitrogen fertilizer manufacturing and distribution.

Anne Lee Benedict, 48, Executive Vice President, Chief Legal Officer and Secretary. Ms. Benedict joined the Company in October 2013. Prior to joining the Company, Ms. Benedict was a corporate partner in the Washington, D.C. office of Gibson, Dunn & Crutcher LLP, where she had practiced since 2000. Ms. Benedict's practice involved a wide range of corporate law matters, including mergers and acquisitions, joint ventures and other strategic transactions, securities offerings, securities regulation and corporate governance matters. Ms. Benedict received a Bachelor of Arts degree in English and Psychology from the University of Michigan and a Juris Doctor from the University of Pennsylvania Law School.

Michael J. Brady, 53, Executive Vice President and Chief Business Development Officer. Mr. Brady joined the Company in April 2009 after having been a Senior Vice President at CRH Plc’s U.S. subsidiary, Oldcastle, with overall responsibility for acquisitions and business development, having joined Oldcastle in 2000. Prior to that, Mr. Brady worked in several operational and general management positions in the paper and packaging industry in Ireland, the United Kingdom and Asia Pacific with the Jefferson Smurfit Group, plc (now Smurfit Kappa Group plc). Mr. Brady received a Bachelor of Engineering (Electrical) and a Master of Engineering Science (Microelectronics) from University College, Cork in Ireland and a Master of Business Administration degree from INSEAD in France.

Brian J. Harris, 64, Executive Vice President and Chief Financial Officer. Mr. Harris joined the Company as Chief Financial Officer in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

PART II

ITEM  5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of February 22, 2021, there were five holders of record of our Class A common stock and 30 holders of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

During the quarter and year ended January 2, 2021, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended January 2, 2021.

ITEM  6.     SELECTED FINANCIAL DATA.

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and any factors discussed in the sections entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Historical Consolidated Financial Data,” our audited consolidated annual financial statements and the related notes thereto and other information included in this report. A discussion and analysis of our results of operations and changes in financial condition for fiscal 2019 compared to 2018 may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 29, 2019, filed with the SEC on February 5, 2020, which discussion is incorporated herein by reference.

Overview

We are one of the fastest growing construction materials companies in the United States, with a 63% increase in revenue between the year ended January 2, 2016 (the year of our initial public offering) and the year ended January 2, 2021. Within our markets, we offer customers a single-source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments—West, East and Cement. We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 23 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. Funding for the existing federal transportation funding program was extended in late 2020 through 2021. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of the existing infrastructure.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 25%, 14%, 13% and 9%, respectively, of our total revenue in 2020. The following is a summary of key funding initiatives in those states:

•According to the Texas Department of Transportation (“TXDOT”), annual funding available for transportation infrastructure, including state and federal funding, is estimated to average $14.9 billion in total for fiscal year 2021 (which commenced September 1, 2020) and fiscal year 2022 combined. Further, the 2021 Unified Transportation Program (“UTP”) approved by the Texas Transportation Commission in September 2020 provides for $75 billion through fiscal year 2030 to fund transportation projects; more than double the fiscal year 2016 level, which was prior to the Proposition 1 and Proposition 7 funding initiatives. The funding available in any given year is separate and distinct from lettings, or the process of providing notice, issuing proposals, receiving proposals, and awarding contracts. In January 2021, TXDOT updated its fiscal year 2021 lettings estimate to $9.6 billion up from $7.5 billion in fiscal year 2020 and $8.9 billion in fiscal year 2019. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings. The Texas Comptroller released its biennial revenue estimate for fiscal year 2022 – 2023 in January 2021 and expects economic output to return to pre-pandemic levels in 2022, and despite revenue shortfalls due to COVID-19 it is expected that the state highway fund will be granted its full allotment of $2.5 billion for fiscal year 2021 and 2022 from Proposition 7 funding.

•In December 2020, Utah updated its revenue estimate for transportation funding to $639 million in fiscal year 2021 (which commenced July 1, 2020) up from $614 million in fiscal year 2020, with growth driven by increases in vehicle registration fees, diesel fuel tax and other revenue sources. In January 2020, the Utah Department of Transportation increased fees on electric and hybrid vehicles by 50% in 2020 and another 33% in 2021 and launched an alternative to a road usage charge program for those vehicles in the form of a pay per mile charge. In December 2019, Utah passed new legislation imposing a 4.85% sales tax on gas purchases and a 6 cents per gallon increase to the diesel tax, with an additional 4 cents per gallon diesel tax increase in 2022. The tax is estimated to generate an additional $170 million for transportation investment in 2021.

•In January 2021, the Governor of Kansas submitted a revised budget for fiscal year 2021 (which commenced July 1, 2020) and an initial budget recommendation for fiscal year 2022 with $1.9 billion in transportation funding budgeted in 2021 and $2.2 billion for 2022. Transfers from the State Highway Fund (“SHF”) to the State General Fund (“SGF”) are expected to be eliminated by fiscal year 2023 with $134 million currently estimated to be transferred to the SGF in fiscal year 2021 and $67 million in fiscal year 2022. The elimination of transfers out of the SHF is expected to help pave the way for the issuance of new transportation bonds and keep funds available to continue moving forward the 10-year, $10 billion Eisenhower Legacy Plan that was approved by the Kansas Legislature in early 2020. The Eisenhower Legacy Plan selects new modernization and expansion projects every two years, requires previously selected projects under the prior T-Works program to be let prior to July 1, 2023 and levies 16.2% of the state sales tax for the benefit of the SHF.

•In December 2020, new Missouri legislation was submitted that calls for five consecutive years of a two-cent gas tax increase starting in January 2022, which would raise an incremental $100 million of revenue annually; Missouri currently has the second-lowest motor fuel tax in the United States at 17 cents per gallon. Despite the impact of COVID-19, the Missouri Department of Transportation had one of its strongest construction programs on record with payments to contractors of $821 million in calendar year-to-date November 2020 versus $662 million in the prior period and has now scheduled or is scheduled to let during the remainder of fiscal year 2021 (which commenced July 1, 2020) the entire $360 million of construction projects delayed in early 2020 as a result of COVID-19.

The table below sets forth additional details regarding our four key states, including growth rates as compared to the U.S. as a whole:

			Projected Industry Growth by End Market
		Revenue by End Market(1)	2021 to 2023(2)
	Percentage of	Residential and
	Our Total	Nonresidential	Residential	Nonresidential
State	Revenue	Construction	Construction	Construction
Texas	25%	56%	2.4%	1.1%
Utah	14%	82%	4.1%	4.4%
Kansas	13%	44%	5.1%	1.4%
Missouri	9%	69%	2.5%	2.9%
Weighted average(3)			3.4%	2.2%
United States(2)			1.9%	2.2%
______________________
(1)Percentages based on our revenue by state for the year ended January 2, 2021 and management’s estimates as to end markets.
(2)Source: 2019 PCA
(3)Calculated using a weighted average based on each state’s percentage contribution to our total revenue.

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

Financial Highlights— Year ended January 2, 2021

The principal factors in evaluating our financial condition and operating results for the year ended January 2, 2021 are:

•Net revenue increased 5.1% or $104.1 million in 2020 as compared to 2019, primarily resulting from organic growth and to a lesser extent, contributions from our acquisitions.
•Our operating income increased 5.4% or $11.6 million in 2020 as compared to 2019, as pricing and volume increases exceeded the increases in cost of revenue.
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

Revenue derived from the sale of construction materials is recognized when risks associated with ownership have passed to unaffiliated customers. Typically this occurs when products are shipped. Product revenue generally includes sales of aggregates, cement and related downstream products and other materials to customers, net of discounts or allowances and taxes, if any.

Revenue derived from paving and related services is recognized on the percentage-of-completion basis, measured by the cost incurred to date compared to estimated total cost of each project. This method is used because management considers cost incurred to be the best available measure of progress on these contracts. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change over the life of the contract.

Operating Costs and Expenses

The key components of our operating costs and expenses consist of the following:

Cost of Revenue (excluding items shown separately)

Cost of revenue consists of all direct production and delivery costs and primarily includes labor, repair and maintenance, utilities, raw materials, fuel, transportation, subcontractor costs, and royalties. Our cost of revenue is directly affected by fluctuations in commodity energy prices, primarily diesel fuel, liquid asphalt and other petroleum-based resources. As a result, our adjusted cash gross profit margins can be significantly affected by changes in the underlying cost of certain raw materials if they are not recovered through corresponding changes in revenue. We attempt to limit our exposure to changes in commodity energy prices by entering into forward purchase commitments when appropriate. In addition, we have sales price adjustment provisions that provide for adjustments based on fluctuations outside a limited range in certain energy-related production costs. These provisions are in place for most of our public infrastructure contracts, and we seek to include similar price adjustment provisions in our private contracts.

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

Buildings and improvements	10 - 30	years
Plant, machinery and equipment	7 - 20	years
Office equipment	3 - 7	years
Truck and auto fleet	5 - 8	years
Mobile equipment and barges	6 - 8	years
Landfill airspace and improvements	10 - 30	years
Other	4 - 20	years

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

Results of Operations

In late 2019, a novel strain of the coronavirus ("COVID-19") virus was first reported to have surfaced. COVID-19 has since spread globally, including to every state in the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States declared a national emergency with respect to COVID-19. As construction activities were deemed essential businesses in all of our markets, we continued to operate while many businesses were forced to close or reduce operations. During 2020, our operating markets remained substantially unaffected by COVID-19, except for Kentucky and to a lesser degree, Vancouver, British Columbia. However, we believe its impact may negatively affect our operations in subsequent periods if construction activity in future periods slows due to COVID-19. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of the largest metro areas in which we operate. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. While Kentucky had experienced fiscal shortfalls prior to COVID-19, those shortfalls were extended by COVID-19, and subsequently, Kentucky suspended lettings of department of transportation projects for May and June, and subsequent lettings have been significantly reduced from prior levels. In the Vancouver, British Columbia area, the provincial government has cancelled or delayed certain infrastructure projects. Our cement segment has also been impacted by lower sales demand, which we believe to be related to COVID-19, notably in our southern markets. In most of our other markets, we have not experienced any significant delays or cancellations of projects. Typically, state revenues decrease as the economy slows, and ultimately, some infrastructure projects may be delayed or cancelled, which would reduce our revenues in future periods. In 2020, approximately 61% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. In addition to the volume impact on the cement segment, our annual cement price increases were delayed in 2020 from April 1 to June 1 due to COVID-19. We continue to monitor our operations, the operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented work-from-home protocols at all of our administrative locations late in the first quarter of 2020, and while some locations have returned, other locations, including our headquarters location, continue to work remotely. In addition, we implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

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

Operating income (loss) reflects our profit after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and gain on sale of property, plant and equipment. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. In periods where our revenue growth occurs primarily through acquisitions, general and administrative expenses and depreciation, depletion, amortization and accretion have historically grown ratably with revenue. However, as organic volumes increase, we expect these costs, as a percentage of revenue, to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business.

The table below includes revenue and operating income by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, loss on debt financings, tax receivable agreement expense, gain on sale of business, other income / expense and taxes.

	Year ended
	January 2, 2021		December 28, 2019		December 29, 2018
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$1,262,196	$176,528	$1,122,338	$109,182	$1,117,066	$92,068
East	799,633	69,796	809,098	101,775	703,147	59,554
Cement	270,622	55,335	290,704	64,697	280,789	75,843
Corporate (1)	—	(76,486)	—	(62,096)	—	(64,999)
Total	$2,332,451	$225,173	$2,222,140	$213,558	$2,101,002	$162,466
______________________
(1)    Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2020	2019	2018
($ in thousands)
Net revenue	$2,134,754	$2,030,647	$1,909,258
Delivery and subcontract revenue	197,697	191,493	191,744
Total revenue	2,332,451	2,222,140	2,101,002
Cost of revenue (excluding items shown separately below)	1,583,996	1,526,332	1,475,779
General and administrative expenses	309,531	275,813	270,402
Depreciation, depletion, amortization and accretion	221,320	217,102	204,910
Gain on sale of property, plant and equipment	(7,569)	(10,665)	(12,555)
Operating income	225,173	213,558	162,466
Interest expense (1)	103,595	116,509	116,548
Loss on debt financings	4,064	14,565	149
Tax receivable agreement (benefit) expense	(7,559)	16,237	(22,684)
Gain on sale of business	—	—	(12,108)
Other income, net	(3,982)	(11,977)	(15,516)
Income from operations before taxes	129,055	78,224	96,077
Income tax expense (benefit)	(12,185)	17,101	59,747
Net income	$141,240	$61,123	$36,330
______________________
(1)The statement of operations above is based on the financial results of Summit Inc. and its subsidiaries, which was $20.5 million greater, $27.5 million less and $27.5 million less than Summit LLC and its subsidiaries in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively and are thus excluded from Summit LLC’s consolidated net income.

Fiscal Year 2020 Compared to 2019

($ in thousands)	2020	2019	Variance
Net revenue	$2,134,754	$2,030,647	$104,107	5.1%
Operating income	225,173	213,558	11,615	5.4%
Operating margin percentage	10.5%	10.5%
Adjusted EBITDA (1)	$485,036	$461,462	$23,574	5.1%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the definition of and the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $104.1 million in the year ended January 2, 2021, primarily resulting from organic growth in our aggregates and ready-mix concrete operations. Of the increase in net revenue, $80.5 million was from increased sales of products, $19.7 million from increased sales of materials and $3.9 million from increased service revenue. We generated organic volume growth of 3.6%, 5.0% and 4.7% in aggregates, ready-mix concrete and asphalt, respectively, during 2020 over the prior year period, while our organic cement volumes declined 4.6% compared to 2019. We had organic price growth in our cement, ready-mix and asphalt lines of business of 1.5%, 4.7% and 1.4%, respectively, during 2020. Operating income increased by $11.6 million in 2020 as compared to 2019, primarily as net revenue gains exceeded increases in costs of revenue and general and administrative expenses.

For the year ended January 2, 2021, our operating margin percentage remained flat as compared to the year ended December 28, 2019, due to the items noted above. Adjusted EBITDA, as defined below, increased by $23.6 million in the year ended January 2, 2021 as compared to the year ended December 28, 2019.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

($ in thousands)	2020	2019	Variance
Revenue by product*:
Aggregates	$636,254	$593,027	$43,227	7.3%
Cement	266,989	275,530	(8,541)	(3.1)%
Ready-mix concrete	668,488	608,168	60,320	9.9%
Asphalt	377,742	369,650	8,092	2.2%
Paving and related services	639,493	603,271	36,222	6.0%
Other	(256,515)	(227,506)	(29,009)	(12.8)%
Total revenue	$2,332,451	$2,222,140	$110,311	5.0%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended January 2, 2021 and December 28, 2019 were as follows:

	2020		2019
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	59,098	$10.77	53,954	$10.99	9.5%	(2.0)%
Cement	2,286	116.80	2,395	115.03	(4.6)%	1.5%
Ready-mix concrete	5,740	116.47	5,466	111.27	5.0%	4.7%
Asphalt	5,831	59.76	5,568	58.93	4.7%	1.4%
______________________
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $43.2 million in the year ended January 2, 2021. In 2020, increases in our northern Texas and Virginia markets were partially offset by organic aggregate volumes declines in Missouri as flood repair work in 2020 was less than in 2019 and Kentucky due to COVID-19 impacts. Overall, our average sales price in 2020 decreased over 2019 primarily as the product mix shifted away from higher priced flood repair products to lower priced products and the impact of lower priced acquisition related sales volumes in Texas. For the year ended January 2, 2021, our aggregate volumes increased primarily due to acquisition volumes, and to a lesser extent, due to increased organic volumes. Aggregate volumes growth was attributable to organic growth in both the West and East segments. Organic aggregate volumes increased 3.6% in 2020 as compared to 2019, primarily due to increases in our North Texas, Intermountain West and Kansas markets. Aggregate average sales prices of $10.77 per ton decreased 2.0% in 2020 as compared to 2019, primarily due to lower priced products in our Missouri markets and acquisition related volumes noted above.

Revenue from cement decreased $8.5 million in the year ended January 2, 2021. In 2020, organic cement volumes decreased 4.6% and organic cement average sales prices increased 1.5%, respectively, as compared to 2019.

Revenue from ready-mix concrete increased $60.3 million in the year ended January 2, 2021. In 2020, our ready-mix volumes increased 5.0% and our average sales prices increased 4.7%. These volume and price increases in 2020 occurred in both the West and East segments. Volumes in the Intermountain, Texas and Kansas geographies were impacted by more favorable weather conditions during 2020 as compared to 2019.

Revenue from asphalt increased $8.1 million in the year ended January 2, 2021. In 2020, organic pricing increased 1.4%, with strong pricing gains in the Kansas and North Texas geographies. Further, in 2020, we had strong volume increases in North Texas offset by decreases in Kentucky due to COVID-19 impacts.

Other Financial Information

General and Administrative Expense

Our general and administrative expenses in 2020 increased $32.2 million over 2019, due primarily to increased incentive compensation expenses, and expenses recognized in connection with the transition of our chief executive officer. Our stock based compensation expense increased $8.5 million over 2019, primarily due to additional equity grants related to the transition of our chief executive officer.

Loss on Debt Financings

In August 2020, we used the net proceeds from the offering of the 2029 Notes to redeem all of the outstanding 2023 Notes. In connection with that transaction, charges of $4.1 million were recognized in fiscal 2020. The charges included $0.8 million for the write-off of unamortized original issue discount and $3.3 million for the write-off of unamortized deferred financing fees.

In March 2019, we used the net proceeds from the offering of the 6.500% senior notes due March 15, 2027 (the "2027 Notes") to redeem all of the outstanding 8.500% senior notes due 2022 (the “2022 Notes”). In connection with this transaction, charges of $14.6 million were recognized in fiscal 2019. The charges included $11.7 million for the applicable prepayment premium and $2.9 million for the write-off of unamortized deferred financing fees.

Tax Receivable Agreement (Benefit) Expense

Our TRA benefit for the year ended January 2, 2021 was $7.6 million as compared to TRA expense of $16.2 million in the year ended December 28, 2019. Each year, we update our estimate as to when TRA payments will be made. When payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of updated state income tax rate, and the imputed interest limitation noted above, we decreased our TRA liability by $7.6 million as of January 2, 2021 and increased our TRA liability by $16.2 million as of December 28, 2019.

Income Tax Expense (Benefit)

Our income tax benefit was $12.2 million for the year ended January 2, 2021 as compared to income tax expense of $17.1 million for the year ended December 28, 2019. Our effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits, (2) changes in the valuation allowance, (3) state taxes, (4) tax depletion expense in excess of the expense recorded under U.S. GAAP, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. The Company's income tax provision is calculated under the provisions of the final regulations related to tax reform legislation, which may limit our ability to deduct interest expense in calculating our taxable income. All adjustments resulting from the issuance of the final regulations have been recorded.

As of January 2, 2021 and December 28, 2019, Summit Inc. had a valuation allowance of $1.7 million and $1.7 million against our deferred tax assets, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2020	2019	Variance
Net revenue	$1,147,921	$1,022,730	$125,191	12.2%
Operating income	176,528	109,182	67,346	61.7%
Operating margin percentage	15.4%	10.7%
Adjusted EBITDA (1)	$271,052	$204,964	$66,088	32.2%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure below.

Net revenue in the West segment increased $125.2 million in the year ended January 2, 2021, due to increases in net revenues in all lines of business. Organic aggregate volumes increased 4.4% in 2020 as compared to 2019, and organic aggregates average sales prices increased 1.8%, primarily due to product mix. Organic ready-mix concrete volumes increased 3.0% and our organic ready-mix concrete average sales prices increased 4.7%.

The West segment’s operating income increased $67.3 million in the year ended January 2, 2021. Adjusted EBITDA increased $66.1 million in the year ended January 2, 2021. The increases in operating income and Adjusted EBITDA occurred as the weather conditions in 2020 have been generally more favorable as compared to 2019, which has resulted in operational efficiencies and increased sales volumes. The operating margin percentage in the West segment increased in 2020 as compared to 2019, due to the impact of the same factors noted above.

Gross revenue by product/service was as follows:

($ in thousands)	2020	2019	Variance
Revenue by product*:
Aggregates	$282,989	$244,138	$38,851	15.9%
Ready-mix concrete	496,118	460,137	35,981	7.8%
Asphalt	277,522	246,301	31,221	12.7%
Paving and related services	436,018	359,577	76,441	21.3%
Other	(230,451)	(187,815)	(42,636)	(22.7)%
Total revenue	$1,262,196	$1,122,338	$139,858	12.5%

______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing comparing 2020 to 2019 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	16.9%	(0.8)%
Ready-mix concrete	3.0%	4.7%
Asphalt	10.3%	2.9%

Gross revenue from aggregates in the West segment increased $38.9 million in 2020 over 2019, primarily due to an increase in sales volumes that more than offset a slight decrease in average sales price. Aggregates volumes increased in 2020 mainly in our Texas markets which had organic growth coupled with increased acquisition volumes, and increased organic volumes in our Intermountain markets. In 2020, organic aggregate volumes decreased in the Vancouver, British Columbia area due to COVID-19 related delays in projects. Aggregates pricing in 2020 decreased 0.8% when compared to 2019, due to product mix primarily in our Texas markets, resulting primarily from the impact of lower prices on acquisition related volumes.

Gross revenue from ready-mix concrete in the West segment increased $36.0 million in 2020 over 2019. For the year ended January 2, 2021, organic ready-mix concrete prices increased 4.7%. For the year ended January 2, 2021, our ready-mix concrete organic volumes increased 3.0%, as volume increases in the Intermountain geographies were offset by volume decreases in North Texas. We continue to see strong residential volumes in the Salt Lake City and Houston areas, while volumes in the Permian basin area have decreased due to an economic slowdown in that area.

Gross revenue from asphalt in the West segment increased $31.2 million and asphalt volumes increased 10.3% in 2020, due to organic volume and price increases. Average sales prices for asphalt increased 2.9% in 2020. Gross revenue for paving and related services in the West segment increased by $76.4 million in 2020 due to greater activity in our North Texas markets, partially offset by our Intermountain geography and in Vancouver, British Columbia.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended January 2, 2021 was approximately $79.4 million and $26.7 million, respectively.

East Segment

($ in thousands)	2020	2019	Variance
Net revenue	$716,211	$717,213	$(1,002)	(0.1)%
Operating income	69,796	101,775	(31,979)	(31.4)%
Operating margin percentage	9.7%	14.2%
Adjusted EBITDA (1)	$162,275	$187,625	$(25,350)	(13.5)%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment decreased $1.0 million in 2020 over 2019, as the decrease in asphalt and paving and services revenues exceeded the increase in aggregates and ready-mix concrete revenues. Organic aggregate volumes increased 3.0% in 2020 over 2019 levels, while organic aggregate pricing decreased 2.1%. Organic ready mix volumes and pricing increased 11.2% and 4.6%, respectively. Due to weakness in our Kentucky market, organic asphalt volumes decreased (7.9)% in 2020 over 2019 levels, and paving and related services revenue decreased $40.2 million.

Operating income in the East segment decreased $32.0 million and Adjusted EBITDA decreased $25.4 million in 2020 over 2019, primarily due to lower margins on our asphalt and paving business, which resulted from decreased activity in Kentucky. In addition, our organic sales prices decreased in Missouri as 2019 included more higher priced flood and levy volumes. Further, our Kentucky operations worked to sell lower priced inventory to generate cash flow. Operating margin percentage in 2020 decreased to 9.7% from 14.2% in 2019, due to the items noted above.

Gross revenue by product/service was as follows:

($ in thousands)	2020	2019	Variance
Revenue by product*:
Aggregates	$353,265	$348,889	$4,376	1.3%
Ready-mix concrete	172,370	148,031	24,339	16.4%
Asphalt	100,220	123,349	(23,129)	(18.8)%
Paving and related services	203,475	243,694	(40,219)	(16.5)%
Other	(29,697)	(54,865)	25,168	45.9%
Total revenue	$799,633	$809,098	$(9,465)	(1.2)%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2020 as compared to 2019 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	3.5%	(2.2)%
Ready-mix concrete	11.2%	4.6%
Asphalt	(7.9)%	(3.3)%

Revenue from aggregates in the East segment increased $4.4 million in the year ended January 2, 2021. Aggregate volumes in 2020 increased 3.5%, primarily due to organic growth in our Kansas markets from wind farm and other large non-residential project activity, offset by volume decreases in our Missouri and Kentucky markets. Our volumes decreased in Kentucky as the state continues to deal with lower tax revenues that preceded COVID-19, and those revenues further decreased after the onset of COVID-19. Aggregates pricing decreased 2.1% in 2020 due primarily to product mix in Missouri and Kentucky.

Revenue from ready-mix concrete in the East segment increased $24.3 million in 2020, as we realized higher organic volumes and pricing in all of our markets except Virginia. In 2020, ready-mix concrete volumes increased 11.2%, and average sales prices increased 4.6%.

Revenue from asphalt decreased $23.1 million in 2020, which was mainly attributable to lower volumes in Kentucky, due to the items mentioned above, which more than offset strong asphalt volumes in Kansas. Asphalt pricing decreased 3.3% in 2020, as lower prices occurred in most of our markets. Paving and related service revenue decreased $40.2 million in 2020, primarily due to lower activity in Kentucky as noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended January 2, 2021 was approximately $6.9 million and $(1.3) million, respectively.

Cement Segment

($ in thousands)	2020	2019	Variance
Net revenue	$270,622	$290,704	$(20,082)	(6.9)%
Operating income	55,335	64,697	(9,362)	(14.5)%
Operating margin percentage	20.4%	22.3%
Adjusted EBITDA (1)	$92,956	$103,438	$(10,482)	(10.1)%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment decreased $20.1 million in 2020 over 2019, primarily due to decreased organic cement volumes of 4.6%. In addition, an explosion in April 2020 that shut down our solid waste processing facility contributed to the revenue decline in 2020 compared to 2019.

The Cement segment’s operating income decreased $9.4 million and Adjusted EBITDA decreased $10.5 million in 2020. Although our sales volumes decreased, our production volumes increased as we did not purchase as much cement from international producers as we did in 2019. As such, our overall operating costs increased in 2020 over 2019. We believe our lower sales volumes are related to COVID-19, notably in our southern markets. Additionally, our solid waste processing facility that provides fuel for one of our plants remained closed to processing solid waste due to an explosion in April 2020, which also increased our operating costs. We expect to receive the necessary approvals to reopen that facility sometime late in the first quarter 2021.

Operating margin percentage for the year ended January 2, 2021 decreased to 20.4% from 22.3% in the prior year, primarily due to the same factors noted above.

Gross revenue by product was as follows:

($ in thousands)	2020	2019	Variance
Revenue by product*:
Cement	$266,989	$275,530	$(8,541)	(3.1)%
Other	3,633	15,174	(11,541)	(76.1)%
Total revenue	$270,622	$290,704	$(20,082)	(6.9)%
______________________
*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2020 from 2019 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	(4.6)%	1.5%

Revenue from cement decreased $8.5 million in 2020, as volume decreases of 4.6% were only partially offset by small organic cement pricing gains. We have historically implemented cement pricing increases in April each year; however, in 2020, those increases were deferred until June 1 as a result of COVID-19. We believe the decreases in volume are the result of COVID-19, primarily in southern markets, where the demand for cement is partially driven by the energy industry.

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

As of January 2, 2021, we had $418.2 million in cash and cash equivalents and $570.6 million of working capital as compared to $311.3 million and $497.0 million, respectively, at December 28, 2019. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of January 2, 2021 or December 28, 2019.

Our remaining borrowing capacity on our $345.0 million senior secured revolving credit facility as of January 2, 2021 was $329.1 million, which is net of $15.9 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of January 2, 2021 and December 28, 2019, our long-term borrowings totaled $1.9 billion, for which we incurred $91.2 million and $102.0 million of interest expense, respectively. Our senior secured revolving facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of January 2, 2021.

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

For the years ended January 2, 2021 and December 28, 2019, our Consolidated First Lien Net Leverage Ratio was 0.51 to 1.00 and 0.80 to 1.00, respectively, based on consolidated first lien net debt of $254.5 million and $369.4 million as of January 2, 2021 and December 28, 2019, respectively, divided by Further Adjusted EBITDA of $496.5 million and $461.5 million for the years ended January 2, 2021 and December 28, 2019, respectively. As of January 2, 2021 and December 28, 2019, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2020	2019	2018
Net income	$141,240	$61,123	$36,330
Interest expense	103,595	116,509	116,548
Income tax expense (benefit)	(12,185)	17,101	59,747
Depreciation, depletion, and amortization	218,682	214,886	203,305
EBITDA	$451,332	$409,619	$415,930
Accretion	2,638	2,216	1,605
Loss on debt financings	4,064	14,565	149
Tax receivable agreement (benefit) expense	(7,559)	16,237	(22,684)
Gain on sale of business	—	—	(12,108)
Transaction costs(a)	2,747	2,222	4,238
Non-cash compensation(b)	28,857	20,403	25,378
Other(c)	2,957	(3,800)	(6,247)
Adjusted EBITDA	$485,036	$461,462	$406,261
EBITDA for certain acquisitions(d)	11,448	—	2,119
Further Adjusted EBITDA	$496,484	$461,462	$408,380
______________________
(a)Represents the transaction expenses associated with closed and probable acquisitions, consisting primarily of accounting, legal, valuation and financial advisory fees for the acquisitions.

(b)Represents non-cash equity-based compensation granted to employees.
(c)Represents the net (gain) loss recognized on assets identified for disposal. Includes non-recurring or one time income and expense items that were incurred outside normal operating activities such as integration costs, unrealized currency gains and losses and interest, tax, depreciation on unconsolidated joint ventures and fair value adjustments to contingent consideration obligations that originated with various acquisitions.
(d)Under the terms of our credit facilities, we include EBITDA from our acquisitions, net of dispositions, in each fiscal year for periods prior to acquisition. We believe this provides our lenders with a more meaningful view of our EBITDA across all periods by making the information more comparable.

At January 2, 2021 and December 28, 2019, $1.9 billion of total debt was outstanding under our respective debt agreements. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On February 28, 2019, Summit LLC entered into Incremental Amendment No. 4 to the Credit Agreement which, among other things, increased the total amount available under the revolving credit facility to $345.0 million and extended the maturity date of the Credit Agreement to February 2024.

Senior Notes

On August 11, 2020, Summit LLC and Summit Finance (together, the “Issuers”) issued $700.0 million in aggregate principal amount of 5.250% senior notes due January 15, 2029. The 2029 Notes were issued at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021.

In August 2020, using the proceeds from the 2029 Notes, all of the outstanding $650.0 million 6.125% senior notes due 2023 were redeemed at a price equal to par and the indenture under which the 2023 Notes were issued was satisfied and discharged. As a result of the extinguishment, charges of $4.1 million were recognized in the quarter ended September 26, 2020, which included charges of $0.8 million for the write-off of original issue discount and $3.3 million for the write-off of deferred financing fees.

On March 15, 2019, the Issuers issued $300 million in aggregate principal amount of 6.500% senior notes due March 15, 2027. The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

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

Senior Secured Credit Facilities

Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650 million and revolving credit commitments in an aggregate amount of $345 million (the "Senior Secured Credit Facilities"). Under the terms of Senior Secured Credit Facilities, as amended through February 2019, required principal payments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December. The unpaid principal balance is due in full on the maturity date of November 21, 2024.

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

There were no outstanding borrowings under the revolving credit facility as of January 2, 2021 or December 28, 2019. As of January 2, 2021, we had remaining borrowing capacity of $329.1 million under the revolving credit facility, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of January 2, 2021 and December 28, 2019, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

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
Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.		Summit LLC
($ in thousands)	2020	2019	2020	2019
Net cash provided by (used in):
Operating activities	$408,869	$337,184	$408,869	$337,184
Investing activities	(285,587)	(162,809)	(285,587)	(162,809)
Financing activities	(16,771)	8,150	(16,771)	8,150

Operating Activities

During the year ended January 2, 2021, cash provided by operating activities was $408.9 million primarily as a result of:

•Net income of $141.2 million, adjusted for $235.4 million of non-cash expenses, including $227.8 million of depreciation, depletion, amortization and accretion, $28.9 million of share-based compensation and $(18.4) million of change in deferred tax asset, net.

•Billed and unbilled accounts receivable decreased by $10.0 million in fiscal 2020 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $99.6 million of interest payments in 2020. Our cash interest payments are expected to decrease slightly from this amount in 2021 and beyond.

During the year ended December 28, 2019, cash provided by operating activities was $337.2 million primarily as a result of:

•Net income of $61.1 million, adjusted for $249.7 million of non-cash expenses, including $222.9 million of depreciation, depletion, amortization and accretion, $20.4 million of share-based compensation and $16.0 million of change in deferred tax asset, net.

•Billed and unbilled accounts receivable increased by $31.5 million in fiscal 2019 as a result of increased revenue from our acquisitions as compared to fiscal 2018.

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

Investing Activities

During the year ended January 2, 2021, cash used for investing activities was $285.6 million, of which $123.5 million related to acquisitions completed in the period and $177.2 million was invested in capital expenditures, which was partially offset by $14.0 million of proceeds from asset sales.

During the year ended December 28, 2019, cash used for investing activities was $162.8 million, of which $5.4 million related to acquisitions completed in the period and $177.5 million was invested in capital expenditures, which was partially offset by $21.2 million of proceeds from asset sales.

Financing Activities

During the year ended January 2, 2021, cash used in financing activities was $16.8 million. We received $700.0 million from proceeds of debt issuance, which was offset by $33.3 million of payments on acquisition related liabilities and $674.0 million in debt payments, which includes $14.4 million of finance lease cash payments. Our future payments under our finance lease obligations are expected to decrease slightly from 2020 levels.

During the year ended December 28, 2019, cash provided by financing activities was $8.2 million. We received $19.1 million of proceeds from stock option exercises and $300.0 million from proceeds of debt issuance, which was offset by $33.9 million of payments on acquisition related liabilities and $270.2 million in debt payments.
Cash Paid for Capital Expenditures

We expended approximately $177.2 million in capital expenditures for the year ended January 2, 2021 compared to $177.5 million and $220.7 million in the years ended December 28, 2019 and December 29, 2018, respectively.

We estimate that we will invest between $200 million and $220 million in capital expenditures in 2021, which includes $25 - $35 million for our greenfield development projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

Tax Receivable Agreement

Exchanges of LP Units for shares of Class A common stock are expected to result in increases in the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with the IPO, we entered into a TRA with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of these increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The increases in tax basis as a result of an exchange of LP Units for shares of Class A common stock, as well as the amount and timing of any payments under the TRA, are difficult to accurately estimate as they will vary depending upon a number of factors, including:

•the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Summit Holdings at the time of each exchange;

•the price of shares of our Class  A common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Summit Holdings, is directly proportional to the price of shares of our Class A common stock at the time of the exchange;

•the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available;

•the amount and timing of our income—Summit Inc. is required to pay 85% of the cash tax savings, if any, as and when realized. If Summit Inc. does not have taxable income, Summit Inc. is not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no cash tax savings will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax savings that will result in payments under the tax receivable agreement; and

•the effective tax rate – The benefit that Summit Inc. realizes is dependent on the tax rate in effect at the time taxable income is generated.

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of January 2, 2021, we had accrued $321.7 million as TRA liability. The entire TRA liability is a long term liability as no additional payments are expected in the next twelve months.

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

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $20.08 per share price of our Class A common stock, the closing price of our stock on January 2, 2021 and a contractually defined discount rate of 1.34%, we estimate that if we were to exercise our right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $312 million.

Contractual Obligations

The following table presents, as of January 2, 2021, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,916,314	$6,354	$6,354	$6,354	$597,252	$300,000	$1,000,000
Finance lease obligations	61,009	26,742	18,603	7,053	3,207	2,573	2,831
Operating lease obligations	37,847	9,491	6,088	4,663	2,863	1,781	12,961
Interest payments (1)	556,898	82,360	84,803	84,665	83,257	63,938	157,875
Acquisition-related liabilities	31,956	10,360	3,522	2,774	2,742	2,696	9,862
Royalty payments	149,410	9,916	9,880	9,594	9,295	9,052	101,673
Defined benefit plans (2)	22,214	2,327	2,323	2,313	2,273	2,241	10,737
Asset retirement obligation payments	112,806	11,300	5,115	2,677	3,132	2,062	88,520
Purchase commitments (3)	29,200	29,037	163	—	—	—	—
Payments pursuant to tax receivable agreement (4)	321,679	—	—	455	2,292	3,786	315,146
Other	12,334	6,209	3,379	2,746	—	—	—
Total contractual obligations	$3,251,667	$194,096	$140,230	$123,294	$706,313	$388,129	$1,699,605
______________________
(1)Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of January 2, 2021 and may differ from actual results.
(2)Future payments to fund our defined benefit plans are estimated based on multiple assumptions which are enumerated in Note 14 to the consolidated financial statements included elsewhere in this report.
(3)Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.
(4)The total amount payable under our TRA is estimated at $321.7 million as of January 2, 2021. Under the terms of the TRA, payment of amounts benefiting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized.  We are currently estimating benefits next being realized in the 2021 tax year, and paid to TRA holders in early 2023. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.
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

Off-Balance Sheet Arrangements

As of January 2, 2021, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA and present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$178,460	$74,781	$69,484	$(181,485)	$141,240
Interest (income) expense (1)	(5,447)	(3,156)	(13,795)	125,993	103,595
Income tax expense (benefit)	4,287	(283)	—	(16,189)	(12,185)
Depreciation, depletion and amortization	93,279	84,504	36,917	3,982	218,682
EBITDA	$270,579	$155,846	$92,606	$(67,699)	$451,332
Accretion	587	1,701	350	—	2,638
Loss on debt financings	—	—	—	4,064	4,064
Tax receivable agreement benefit (1)	—	—	—	(7,559)	(7,559)
Transaction costs	—	—	—	2,747	2,747
Non-cash compensation	—	—	—	28,857	28,857
Other	(114)	4,728	—	(1,657)	2,957
Adjusted EBITDA	$271,052	$162,275	$92,956	$(41,247)	$485,036

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$108,751	$106,307	$75,480	$(229,415)	$61,123
Interest expense (income) (1)	1,734	1,774	(10,489)	123,490	116,509
Income tax expense (benefit)	1,918	(267)	—	15,450	17,101
Depreciation, depletion and amortization	92,737	80,262	37,891	3,996	214,886
EBITDA	$205,140	$188,076	$102,882	$(86,479)	$409,619
Accretion	519	1,141	556	—	2,216
Loss on debt financings	—	—	—	14,565	14,565
Tax receivable agreement expense (1)	—	—	—	16,237	16,237
Transaction costs	96	—	—	2,126	2,222
Non-cash compensation	—	—	—	20,403	20,403
Other (2)	(791)	(1,592)	—	(1,417)	(3,800)
Adjusted EBITDA	$204,964	$187,625	$103,438	$(34,565)	$461,462

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 29, 2018
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$109,363	$58,579	$83,148	$(214,760)	$36,330
Interest expense (income) (1)	5,064	3,491	(6,815)	114,808	116,548
Income tax expense	535	32	—	59,180	59,747
Depreciation, depletion and amortization	91,224	74,463	34,996	2,622	203,305
EBITDA	$206,186	$136,565	$111,329	$(38,150)	$415,930
Accretion	570	970	65	—	1,605
Loss on debt financings	—	—	—	149	149
Tax receivable agreement benefit	—	—	—	(22,684)	(22,684)
Gain on sale of business	(12,108)	—	—	—	(12,108)
Transaction costs	(3)	—	—	4,241	4,238
Non-cash compensation	—	—	—	25,378	25,378
Other (2)	(5,646)	497	—	(1,098)	(6,247)
Adjusted EBITDA	$188,999	$138,032	$111,394	$(32,164)	$406,261
______________________
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $20.5 million greater, $27.5 million less and 27.5 million less than Summit LLC and its subsidiaries in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.
(2)For the year ended December 28, 2019, we negotiated a $2.0 million reduction in the amount of a contingent liability from one of our acquisitions. For the year ended December 29, 2018, we negotiated a $6.9 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

Reconciliation of Working Capital	2020	2019
($ in thousands)
Total current assets	$893,279	$796,281
Less total current liabilities	(322,689)	(299,297)
Working capital	$570,590	$496,984

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2020	2019	2018
($ in thousands)
Operating income	$225,173	$213,558	$162,466
General and administrative expenses	309,531	275,813	270,402
Depreciation, depletion, amortization and accretion	221,320	217,102	204,910
Gain on sale of property, plant and equipment	(7,569)	(10,665)	(12,555)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$748,455	$695,808	$625,223
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	35.1%	34.3%	32.7%
_____________________
(1)Adjusted Cash Gross Margin is defined as Adjusted Cash Gross Profit as a percentage of net revenue.

Critical Accounting Policies and Estimates

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

Acquisitions—Purchase Price Allocation

We regularly review strategic long-term plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase our market share and/or are related to our existing markets. When an acquisition is completed, our consolidated statement of operations includes the operating results of the acquired business starting from the date of acquisition, which is the date that control is obtained. The purchase price is determined based on the estimated fair value of assets given to and liabilities assumed from the seller as of the date of acquisition. We allocate the purchase price to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions and the amounts and useful lives assigned to depreciable and amortizable assets compared to amounts assigned to goodwill, which is not amortized, can significantly affect the results of operations in the period of and periods subsequent to a business combination.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. We assign the highest level of fair value available to assets acquired and liabilities assumed based on the following options:

•Level 1—Quoted prices in active markets for identical assets and liabilities.

•Level 2—Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.

•Level 3—Unobservable inputs, which includes the use of valuation models.

Level 1 fair values are used to value investments in publicly-traded entities and assumed obligations for publicly-traded long-term debt.

Level 2 inputs are typically used to estimate the fair value of acquired machinery, equipment and land and assumed liabilities for asset retirement obligations, environmental remediation and compliance obligations and contingencies.

Level 3 fair values are used to value acquired mineral reserves and leased mineral interests and other identifiable intangible assets. The fair values of mineral reserves and leased mineral interests are determined using an excess earnings approach, which require management to estimate future cash flows. The estimate of future cash flows is based on available historical information and forecasts determined by management, but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, volumes and expected profit margins, net of capital requirements. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would assume if purchasing the acquired business.

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

We paid cash of $123.5 million and $5.4 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended January 2, 2021 and December 28, 2019, respectively.

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

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for our reporting units. In 2020, we performed a two-step quantitative analysis on four of our reporting units. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss.

As of January 2, 2021, we determined that no events or circumstances from September 28, 2020 through January 2, 2021 indicated that a further assessment was necessary.

Service Revenue Recognition

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

Collectability of service contracts is due reasonably after certain milestones in the contract are performed. Milestones vary by project, but are typically calculated using monthly progress based on the percentage of completion or a customer’s engineer review of progress. The majority of the time, collection occurs within 90 days of billing and cash is received within the same fiscal year as services performed. On most projects the customer will withhold a portion of the invoice for retainage which may last longer than a year depending on the job.

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

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended January 2, 2021.

We recognize claims when the amount of the claim can be estimated reliably and its legally enforceable. In evaluating these criteria, we consider the contractual basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

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

The Company’s deferred income tax assets and liabilities are computed for differences between the tax basis and financial statement amounts that will result in taxable or deductible amounts in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies to determine whether we may seek to utilize any net operating loss carryforwards scheduled to expire in the near future. The estimates of future taxable income involves the use of significant estimates and assumptions and considerable management judgment. Our judgments regarding future taxable income and future cash flows are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, are consistent with our internal planning. The computed deferred balances are based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines it would be able to realize its deferred tax assets for which a valuation allowance had been recorded, then an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Changes in oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represented approximately 13.0% of our consolidated revenue in 2020. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

For the year ended January 2, 2021, our costs associated with liquid asphalt and energy amounted to approximately $257.3 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $25.7 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before January 2, 2021.

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

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2020 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

As of January 2, 2021, we had $616.3 million in term loans outstanding which bear interest at a variable rate. As of January 2, 2021, the rate in effect was the one‑month LIBOR of 0.15%, plus the Applicable Rate of 200 basis points. Therefore, a 100 basis point increase in the interest rate at January 2, 2021 would only have increased the all-in rate from 2.15% to 3.15%, the effect of which would have been an increase of $6.2 million on annual interest expense.

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

We have entered into interest rate derivatives on $200.0 million of our term loan borrowings to add stability to interest expense and to manage exposure to interest rate movements. The derivative expired in September 2019.

At our cement plants, we sponsored two non‑contributory defined benefit pension plans for certain hourly and salaried employees and two healthcare and life insurance benefits plans for certain eligible retired employees. As of January 2014, the two pension plans had been frozen to new participants and future benefit accruals and the healthcare and life insurance benefit plan has been amended to eliminate all future retiree health and life coverage for current employees. As a result of the acquisition of a cement and quarry in Davenport, Iowa and cement distribution terminals along the Mississippi River in 2015, the hourly defined benefit pension plan was amended to permit a new group of participants into the plan to accrue benefits in accordance with the terms of the collective bargaining agreement covering such Davenport employees. As a result of the collective bargaining unit negotiations in 2017, the hourly defined benefit pension plan was amended to stop future benefit accruals for the Davenport employees effective December 31, 2017. In 2015, the company adopted one new retiree healthcare plan to provide benefits prior to Medicare eligibility for certain hourly Davenport employees. As a result of the collective bargaining unit negotiations in 2017, hourly Davenport employees hired on or after January 1, 2018 are no longer eligible for retiree medical benefits. Our results of operations are affected by our net periodic benefit cost from these plans, which was $0.2 million in 2019. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long‑term rate of return on assets. Beginning in 2021, we decreased our estimated rate of return on assets from 7% to 5%, to better align with actual returns. Therefore, we have interest rate risk associated with these factors. Our cash flow obligations related to this change in estimate are not expected to change materially over the next five years.

The healthcare and life insurance benefit plans are exposed to changes in the cost of healthcare services. A one percentage‑point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligation by approximately $0.8 million or $(0.7) million, respectively, at January 2, 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognized over time on paving and related services contracts
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company earns revenue from providing paving and related services, which are recognized over time as performance obligations are satisfied. The Company recognizes paving and related services revenue as services are rendered based on the proportion of costs incurred to date relative to total estimated costs to complete. For the year ended January 2, 2021, the Company recognized service revenue related to paving and related services of $310 million.

We identified the assessment of revenue recognized over time on paving and related services contracts in-progress as a critical audit matter. Paving and related services contracts in-progress required challenging auditor judgment to evaluate the forecast of remaining costs to complete, which had a significant impact on the amount of revenue recognized during the period.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process related to paving and related services, including controls over the forecasting of estimated costs to complete. We selected a sample of in-progress paving and related services costs incurred and compared the amounts and dates incurred to underlying supporting documentation. We analyzed prior year end in-progress contracts that were completed in the current year to evaluate the Company’s ability to accurately estimate paving and related services contract forecasted costs to complete. For certain contracts, we evaluated the estimated costs to complete by performing project manager interviews to obtain an understanding of the facts and circumstances of each selected contract, including changes in scope to the contract, additional estimated costs to complete, and expected completion date. For certain contracts, we also confirmed with the Company’s customers that the original contract amount, terms of the contact, modifications and billings to the customer were accurate.

 /s/ KPMG LLP

We have served as the Company’s auditor since  2012.
Denver, Colorado
February 24, 2021

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 2, 2021 and December 28, 2019
(In thousands, except share and per share amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$418,181	$311,319
Accounts receivable, net	254,696	253,256
Costs and estimated earnings in excess of billings	8,666	13,088
Inventories	200,308	204,787
Other current assets	11,428	13,831
Total current assets	893,279	796,281
Property, plant and equipment	1,850,169	1,747,449
Goodwill	1,201,291	1,199,699
Intangible assets	47,852	23,498
Deferred tax assets	231,877	212,333
Operating lease right-of-use assets	28,543	32,777
Other assets	55,000	55,519
Total assets	$4,308,011	$4,067,556
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$7,942
Current portion of acquisition-related liabilities	10,265	32,700
Accounts payable	120,813	116,359
Accrued expenses	160,570	120,005
Current operating lease liabilities	8,188	8,427
Billings in excess of costs and estimated earnings	16,499	13,864
Total current liabilities	322,689	299,297
Long-term debt	1,892,347	1,851,057
Acquisition-related liabilities	12,246	19,801
Tax receivable agreement liability	321,680	326,965
Noncurrent operating lease liabilities	21,500	25,381
Other noncurrent liabilities	121,281	100,282
Total liabilities	2,691,743	2,622,783
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 114,390,595 and 113,309,385 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	$1,145	$1,134
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of January 2, 2021 and December 28, 2019	—	—
Additional paid-in capital	1,264,681	1,234,020
Accumulated earnings	326,772	188,805
Accumulated other comprehensive income	5,203	3,448
Stockholders’ equity	1,597,801	1,427,407
Noncontrolling interest in Summit Holdings	18,467	17,366
Total stockholders’ equity	1,616,268	1,444,773
Total liabilities and stockholders’ equity	$4,308,011	$4,067,556

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(In thousands, except share and per share amounts)

	2020	2019	2018
Revenue:
Product	$1,824,679	$1,724,462	$1,600,159
Service	310,075	306,185	309,099
Net revenue	2,134,754	2,030,647	1,909,258
Delivery and subcontract revenue	197,697	191,493	191,744
Total revenue	2,332,451	2,222,140	2,101,002
Cost of revenue (excluding items shown separately below):
Product	1,166,266	1,116,662	1,058,544
Service	220,033	218,177	225,491
Net cost of revenue	1,386,299	1,334,839	1,284,035
Delivery and subcontract cost	197,697	191,493	191,744
Total cost of revenue	1,583,996	1,526,332	1,475,779
General and administrative expenses	309,531	275,813	270,402
Depreciation, depletion, amortization and accretion	221,320	217,102	204,910
Gain on sale of property, plant and equipment	(7,569)	(10,665)	(12,555)
Operating income	225,173	213,558	162,466
Interest expense	103,595	116,509	116,548
Loss on debt financings	4,064	14,565	149
Tax receivable agreement (benefit) expense	(7,559)	16,237	(22,684)
Gain on sale of business	—	—	(12,108)
Other income, net	(3,982)	(11,977)	(15,516)
Income from operations before taxes	129,055	78,224	96,077
Income tax expense (benefit)	(12,185)	17,101	59,747
Net income	141,240	61,123	36,330
Net income attributable to Summit Holdings	3,273	2,057	2,424
Net income attributable to Summit Inc.	$137,967	$59,066	$33,906
Earnings per share of Class A common stock:
Basic	$1.21	$0.53	$0.30
Diluted	$1.20	$0.52	$0.30
Weighted average shares of Class A common stock:
Basic	114,227,192	112,204,067	111,380,175
Diluted	114,631,768	112,684,718	112,316,646

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(In thousands)

	2020	2019	2018
Net income	$141,240	$61,123	$36,330
Other comprehensive income (loss):
Postretirement liability adjustment	(2,229)	(1,925)	1,661
Foreign currency translation adjustment	4,617	4,716	(9,348)
Income (loss) on cash flow hedges	—	(146)	1,206
Less tax effect of other comprehensive (loss) income items	(575)	—	1,578
Other comprehensive income	1,813	2,645	(4,903)
Comprehensive income	143,053	63,768	31,427
Less comprehensive income attributable to Summit Holdings	3,331	3,935	2,226
Comprehensive income attributable to Summit Inc.	$139,722	$59,833	$29,201

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(In thousands)

	2020	2019	2018
Cash flow from operating activities:
Net income	$141,240	$61,123	$36,330
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	227,817	222,862	208,772
Share-based compensation expense	28,857	20,403	25,378
Net gain on asset disposals	(7,548)	(10,294)	(30,093)
Non-cash loss on debt financings	4,064	2,850	—
Change in deferred tax asset, net	(18,384)	16,012	57,490
Other	619	(2,135)	2,018
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	5,467	(37,049)	(5,796)
Inventories	3,339	8,582	(11,598)
Costs and estimated earnings in excess of billings	4,535	5,558	(8,702)
Other current assets	472	5,465	(7,159)
Other assets	10,264	5,085	(106)
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	(4,231)	18,903	(13,403)
Accrued expenses	15,476	7,640	(16,544)
Billings in excess of costs and estimated earnings	2,616	1,988	(5,052)
Tax receivable agreement liability	(5,285)	17,291	(21,666)
Other liabilities	(449)	(7,100)	(501)
Net cash provided by operating activities	408,869	337,184	209,368
Cash flow from investing activities:
Acquisitions, net of cash acquired	(123,477)	(5,392)	(246,017)
Purchases of property, plant and equipment	(177,249)	(177,495)	(220,685)
Proceeds from the sale of property, plant and equipment	14,018	21,173	21,635
Proceeds from sale of business	—	—	21,564
Other	1,121	(1,095)	3,804
Net cash used in investing activities	(285,587)	(162,809)	(419,699)
Cash flow from financing activities:
Proceeds from debt issuances	700,000	300,000	64,500
Debt issuance costs	(9,605)	(6,312)	(550)
Payments on debt	(674,045)	(270,229)	(85,042)
Payments on acquisition-related liabilities	(33,257)	(33,883)	(36,504)
Distributions from partnership	—	—	(69)
Proceeds from stock option exercises	1,043	19,076	15,615
Other	(907)	(502)	(1,943)
Net cash (used in) provided by financing activities	(16,771)	8,150	(43,993)
Impact of foreign currency on cash	351	286	(724)
Net increase in cash	106,862	182,811	(255,048)
Cash and cash equivalents—beginning of period	311,319	128,508	383,556
Cash and cash equivalents—end of period	$418,181	$311,319	$128,508

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 30, 2017	$95,833	$7,386	110,350,594	$1,104	100	$—	$1,154,220	$13,178	$1,271,721
Net income	33,906	—	—	—	—	—	—	2,424	36,330
LP Unit exchanges	—	—	254,102	2	—	—	929	(931)	—
Other comprehensive income, net of tax	—	(4,705)	—	—	—	—	—	(198)	(4,903)
Stock option exercises	—	—	863,898	9	—	—	15,607	—	15,616
Share-based compensation	—	—	—	—	—	—	25,378	—	25,378
Distributions from partnership	—	—	—	—	—	—	—	(69)	(69)
Shares redeemed to settle taxes and other	—	—	190,333	2	(1)	—	(1,930)	—	(1,928)
Balance — December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net income	59,066	—	—	—	—	—	—	2,057	61,123
LP Unit exchanges	—	—	185,861	2	—	—	971	(973)	—
Other comprehensive income, net of tax	—	767	—	—	—	—	—	1,878	2,645
Stock option exercises	—	—	1,065,446	11	—	—	19,065	—	19,076
Share-based compensation	—	—	—	—	—	—	20,403	—	20,403
Shares redeemed to settle taxes and other	—	—	399,151	4	—	—	(623)	—	(619)
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net income	137,967	—	—	—	—	—	—	3,273	141,240
LP Unit exchanges	—	—	376,487	4	—	—	2,226	(2,230)	—
Other comprehensive income, net of tax	—	1,755	—	—	—	—	—	58	1,813
Stock option exercises	—	—	54,517	1	—	—	1,042	—	1,043
Share-based compensation	—	—	—	—	—	—	28,857	—	28,857
Shares redeemed to settle taxes and other	—	—	650,206	6	—	—	(1,464)	—	(1,458)
Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268

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

The Company’s fiscal year is based on a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday. The year ended January 2, 2021 was a 53-week year.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 23 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2020, 2019 or 2018.

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

Revenue derived from paving and related services is recognized over time based on the proportion of costs incurred to date relative to the total estimated costs at completion, which approximates progress towards completion. Under this method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. The majority of our construction service contracts, and therefore, revenue, are opened and completed within one year, with most activity during the spring, summer and fall. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-

term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The actual cost to total estimated cost method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended January 2, 2021.

We recognize claims when the amount of the claim can be estimated reliably and it is legally enforceable. In evaluating these criteria, we consider the contractual basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

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

Inventories—Inventories consist of stone that has been removed from quarries and processed for future sale, cement, raw materials and finished concrete blocks. Inventories are valued at the lower of cost or net realizable value and are accounted for on a first-in first-out basis or an average cost basis. If items become obsolete or otherwise unusable or if quantities exceed what is projected to be sold within a reasonable period of time, they will be charged to costs of revenue in the period that the items are designated as obsolete or excess inventory. Stripping costs are costs of removing overburden and waste material to access aggregate materials and are expensed as incurred.

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

Aggregates mineral bearing land and interests are included in property, plant and equipment. When leased mineral interests are acquired during a business combination, they are valued using an excess earnings approach for the life of the proven and probable reserves. Depletion expense is recorded using a units of production methodology.

Accrued Mining and Landfill Reclamation—The mining reclamation reserve and financial commitments for landfill closure and post-closure activities are based on management’s estimate of future cost requirements to reclaim property at both currently operating and closed sites. Estimates of these obligations have been developed based on management’s interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Costs are estimated in current dollars, inflated until the expected time of payment, and then discounted back to present value using a credit-adjusted risk-free rate on obligations of similar maturity, adjusted to reflect the Company’s credit rating. Changes in the credit-adjusted risk-free rate do not change recorded liabilities. However, subsequent increases in the recognized obligations are measured using a current credit-adjusted risk-free rate. Decreases in the recognized obligations are measured at the initial credit-adjusted risk-free rate.

Significant changes in inflation rates, or the amount or, timing of future cost estimates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the asset) and (2) a change in accretion of the liability and depreciation of the asset to be recorded prospectively over the remaining capacity of the unmined quarry or landfill.

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

Prior Year Reclassifications — We have reclassified transaction costs of $2.2 million and $4.2 million for the years ended 2019 and 2018, respectively, from a separate line item included in operating income to general and administrative expenses to conform to the current year presentation. In addition, we reclassified $10.7 million and $12.6 million for the years ended 2019 and 2018, respectively, of gain on sale of property, plant and equipment from general and administrative expenses to its own line item included within operating income, also to conform to the current year presentation.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces the accounting complexity of implementing a cloud computing service arrangement. The ASU aligns the capitalization of implementation costs among hosting arrangements and costs incurred to develop internal-use software. We adopted this ASU in the first quarter of 2020 and the adoption of this ASU did not have a material impact on the consolidated financial statements.

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

(2) Acquisitions

The Company has completed numerous acquisitions since its formation, which have been financed through a combination of debt and equity funding. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The purchase price allocation for the 2020 acquisitions has not yet been finalized due to the recent timing of the acquisitions. The following table summarizes the Company’s acquisitions by region and year:

	2020	2019	2018
West	2	2	5
East (1)	1	—	7
______________________
(1)    In addition, the Company acquired certain assets of a small ready-mix concrete operation in the second quarter of 2018.

The table below summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates.

	2020	2019
Financial assets	$8,696	$—
Inventories	2,856	52
Property, plant and equipment	130,042	3,542
Other assets	2,790	—
Financial liabilities	(4,469)	(36)
Other long-term liabilities	(16,069)	—
Net assets acquired	123,846	3,558
Goodwill	—	1,834
Purchase price	123,846	5,392
Other	(369)	—
Net cash paid for acquisitions	$123,477	$5,392

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

2021	$9,705
2022	3,411
2023	2,657
2024	2,620
2025	2,567
Thereafter	4,454
Total scheduled payments	25,414
Present value adjustments	(4,766)
Total noncompete obligations and deferred consideration	$20,648

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

(3) Goodwill

As of January 2, 2021, the Company had 11 reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. We initially perform a qualitative analysis. As a result of this analysis, it was determined that it is more likely than not that the fair value of seven reporting units were greater than its carrying value. For the remaining reporting units we perform a two-step quantitative analysis. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2020. The accumulated impairment charges recognized in periods prior to 2018 totaled $68.2 million.

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

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance—December 29, 2018	$580,567	$406,805	$204,656	$1,192,028
Acquisitions	1,657	3,621	—	5,278
Foreign currency translation adjustments	2,393	—	—	2,393
Balance—December 28, 2019	$584,617	$410,426	$204,656	$1,199,699
Acquisitions (1)	19	—	—	19
Foreign currency translation adjustments	1,573	—	—	1,573
Balance—January 2, 2021	$586,209	$410,426	$204,656	$1,201,291
______________________
(1)Reflects goodwill from 2020 acquisitions and working capital adjustments from prior year acquisitions.

(4) Revenue Recognition

We derive our revenue predominantly by selling construction materials, products and providing paving and related services. Construction materials consist of aggregates and cement. Products consist of related downstream products, including ready-mix concrete, asphalt paving mix and concrete products. Paving and related service revenue is generated primarily from the asphalt paving services that we provide, and is recognized based on the proportion of costs incurred to date relative to the total estimated costs at completion. The majority of our construction service contracts, and therefore revenue, are opened and completed within one year, with the most activity during the spring, summer and fall.

Revenue by product for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 consisted of the following:

	2020	2019	2018
Revenue by product*:
Aggregates	$498,007	$469,670	$373,824
Cement	257,629	266,235	258,876
Ready-mix concrete	668,060	607,622	584,114
Asphalt	349,350	330,750	301,247
Paving and related services	381,430	360,234	379,540
Other	177,975	187,629	203,401
Total revenue	$2,332,451	$2,222,140	$2,101,002
______________________
 *       Revenue from the liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from December 28, 2019 to January 2, 2021. Also included in the table is the net change in the estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—December 28, 2019	$13,088	$13,864
Changes in revenue billed, contract price or cost estimates	(4,535)	2,616
Other	113	19
Balance—January 2, 2021	$8,666	$16,499

Accounts receivable, net consisted of the following as of January 2, 2021 and December 28, 2019:

	2020	2019
Trade accounts receivable	$191,871	$191,672
Construction contract receivables	47,179	47,966
Retention receivables	18,824	17,808
Receivables from related parties	1,339	1,596
Accounts receivable	259,213	259,042
Less: Allowance for doubtful accounts	(4,517)	(5,786)
Accounts receivable, net	$254,696	$253,256

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of January 2, 2021 and December 28, 2019:

	2020	2019
Aggregate stockpiles	$137,938	$140,461
Finished goods	32,993	33,023
Work in process	9,281	7,664
Raw materials	20,096	23,639
Total	$200,308	$204,787

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of January 2, 2021 and December 28, 2019:

	2020	2019
Mineral bearing land and leased interests	$468,966	$333,024
Land (non-mineral bearing)	197,432	182,065
Buildings and improvements	181,198	178,088
Plants, machinery and equipment	1,397,410	1,318,512
Mobile equipment and barges	543,133	501,809
Truck and auto fleet	56,163	54,838
Landfill airspace and improvements	52,202	49,766
Office equipment	45,942	43,155
Construction in progress	40,648	42,007
Property, plant and equipment	2,983,094	2,703,264
Less accumulated depreciation, depletion and amortization	(1,132,925)	(955,815)
Property, plant and equipment, net	$1,850,169	$1,747,449

Depreciation on property, plant and equipment, including assets subject to capital leases, is generally computed on a straight-line basis. Depletion of mineral reserves and leased mineral interests are computed based on the portion of the reserves used during the period compared to the gross estimated value of proven and probable reserves, which is updated periodically as circumstances dictate. Leasehold improvements are amortized on a straight-line basis over the lesser of the asset’s useful life or the remaining lease term. The estimated useful lives are generally as follows:

Buildings and improvements	10 - 30	years
Plant, machinery and equipment	7 - 20	years
Office equipment	3 - 7	years
Truck and auto fleet	5 - 8	years
Mobile equipment and barges	6 - 8	years
Landfill airspace and improvements	10 - 30	years
Other	4 - 20	years

Depreciation, depletion and amortization expense of property, plant and equipment was $195.3 million, $196.8 million and $199.6 million in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

Property, plant and equipment at January 2, 2021 and December 28, 2019 included $92.7 million and $82.7 million, respectively, of finance leases for certain equipment and a building with accumulated amortization of $32.8 million and $24.9 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $24.6 million and $16.0 million of the future obligations associated with the finance leases are included in accrued expenses as of January 2, 2021 and December 28, 2019, respectively, and the present value of the remaining finance lease payments, $31.7 million and $40.4 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term capital leases are $26.7 million, $18.6 million, $7.1 million, $3.2 million, and $2.6 million for the years ended 2021, 2022, 2023, 2024 and 2025, respectively.

Assets are assessed for impairment charges when identified for disposition. The net gain from asset dispositions recognized in general and administrative expenses in fiscal years 2020, 2019 and 2018 was $7.6 million, $10.7 million and $12.6 million, respectively. No material impairment charges have been recognized on assets held for use in fiscal 2020, 2019 or 2018.

Intangible Assets—The Company’s intangible assets subject to amortization are primarily composed of operating permits, mineral lease agreements and reserve rights. Operating permits relate to permitting and zoning rights acquired outside of a business combination. The assets related to mineral lease agreements reflect the submarket royalty rates paid under agreements, primarily for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has the rights of ownership, but does not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases or permits, or computed based on the portion of the reserves used during the period compared to the gross estimated value of proven and probable reserves. The following table shows intangible assets by type and in total:

	January 2, 2021			December 28, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating permits	$33,671	$(1,207)	$32,464	$6,609	$(290)	$6,319
Mineral leases	19,225	(7,571)	11,654	19,064	(6,408)	12,656
Reserve rights	6,234	(2,504)	3,730	6,234	(2,248)	3,986
Trade names	—	—	—	1,000	(958)	42
Other	586	(582)	4	957	(462)	495
Total intangible assets	$59,716	$(11,864)	$47,852	$33,864	$(10,366)	$23,498

Amortization expense in fiscal 2020, 2019 and 2018 was $2.7 million, $2.1 million and $1.5 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2021	$3,129
2022	3,136
2023	3,003
2024	2,908
2025	2,863
Thereafter	32,813
Total	$47,852

(7) Accrued Expenses

Accrued expenses consisted of the following as of January 2, 2021 and December 28, 2019:

	2020	2019
Interest	$21,860	$26,892
Payroll and benefits	46,026	29,356
Finance lease obligations	24,601	16,007
Insurance	18,355	14,968
Non-income taxes	15,669	7,666
Deferred asset purchase payments	9,749	3,525
Professional fees	828	902
Other (1)	23,482	20,689
Total	$160,570	$120,005
______________________
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

(8) Debt

Debt consisted of the following as of January 2, 2021 and December 28, 2019:

	2020	2019
Term Loan, due 2024:
$616.3 million and $624.3 million, net of $0.9 million and $1.1 million discount at January 2, 2021 and December 28, 2019, respectively	$615,425	$623,140
6 1⁄8% Senior Notes, due 2023:
$650.0 million, net of $0.9 million discount at December 28, 2019	—	649,133
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	—
Total	1,915,425	1,872,273
Current portion of long-term debt	6,354	7,942
Long-term debt	$1,909,071	$1,864,331

The contractual payments of long-term debt, including current maturities, for the five years subsequent to January 2, 2021, are as follows:

2021	$6,354
2022	6,354
2023	6,354
2024	597,252
2025	300,000
Thereafter	1,000,000
Total	1,916,314
Less: Original issue net discount	(889)
Less: Capitalized loan costs	(16,724)
Total debt	$1,898,701

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

In 2015, the Issuers issued $650.0 million of 6.125% senior notes due July 2023 (the “2023 Notes” and collectively with the 2022 Notes and the 2027 Notes, the “Senior Notes”). Of the aggregate $650.0 million of 2023 Notes, $350.0 million were issued at par and $300.0 million were issued at 99.375% of par. The 2023 Notes were issued under an indenture dated July 8, 2015, the terms of which are generally consistent with the 2020 Indenture. The 2023 Notes were paid in full in August 2020 as noted above.

As of January 2, 2021 and December 28, 2019, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of January 2, 2021 or December 28, 2019. As of January 2, 2021, we had remaining borrowing capacity of $329.1 million under the revolving credit facility, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of January 2, 2021 and December 28, 2019, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended January 2, 2021 and December 28, 2019:

Deferred financing fees
Balance—December 29, 2018	$15,475
Loan origination fees	6,312
Amortization	(3,501)
Write off of deferred financing fees	(2,850)
Balance—December 28, 2019	$15,436
Loan origination fees	9,605
Amortization	(3,336)
Write off of deferred financing fees	(3,338)
Balance—January 2, 2021	$18,367

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.4 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of January 2, 2021 or December 28, 2019.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, income taxes consisted of the following:

	2020	2019	2018
Provision for income taxes:
Current	$3,827	$69	$463
Deferred	(16,012)	17,032	59,284
Income tax expense (benefit)	$(12,185)	$17,101	$59,747

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 21% for 2020, 2019 and 2018, respectively, due to the following:

	2020	2019	2018
Income tax expense (benefit) at federal statutory tax rate	$27,100	$16,427	$20,177
Less: Income tax benefit at federal statutory tax rate for LLC entities	(593)	(658)	(561)
State and local income taxes	5,067	3,792	4,894
Permanent differences	(3,345)	(6,272)	(5,537)
Effective tax rate change	4,257	(2,006)	4,034
Unrecognized tax benefits	(41,548)	18,885	22,663
Tax receivable agreement (benefit) expense	(6)	2,436	(8,282)
Change in valuation allowance	—	(17,691)	17,592
Other	(3,117)	2,188	4,767
Income tax expense (benefit)	$(12,185)	$17,101	$59,747

The following table summarizes the components of the net deferred income tax asset (liability) as January 2, 2021 and December 28, 2019:

	2020	2019
Deferred tax assets (liabilities):
Net intangible assets	$199,497	$240,790
Accelerated depreciation	(209,644)	(201,126)
Net operating loss	227,560	164,335
Investment in limited partnership	(33,139)	(31,987)
Mining reclamation reserve	3,306	2,018
Working capital (e.g., accrued compensation, prepaid assets)	45,972	37,287
Interest expense limitation carryforward	—	2,691
Less valuation allowance	(1,675)	(1,675)
Deferred tax assets	231,877	212,333
Less foreign deferred tax liability (included in other noncurrent liabilities)	(18,393)	(8,267)
Net deferred tax asset	$213,484	$204,066

As of January 2, 2021, $378.5 million of our deferred tax assets subject to our TRA are included in the net intangible assets and the net operating loss line items above.

Our income tax expense (benefit) was $(12.2) million, $17.1 million and $59.7 million in the fiscal years ended 2020, 2019 and 2018, respectively. Our effective income tax rate in 2020 and 2019 was impacted by the IRS interpretative guidance of TCJA, a change in state tax rates and a change in the amount of our TRA liability.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030. The Company updates the analysis, and adjusted the valuation allowance for interest expense carryforwards limited under the TCJA based on updated forecast models each year.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. Among other things, the TCJA, beginning January 1, 2018, reduced the federal statutory rate from 35% to 21% and extended bonus depreciation provisions. In addition, the TCJA prescribes the application of net operating loss carryforwards generated in 2018 and beyond will be limited, 100% asset expensing will be allowed through 2022 and begin to phase out in 2023, and the amount of interest expense we are able to deduct may also be limited in future years.  We completed our analysis of the TCJA in 2018 consistent with the guidance of Staff Accounting Bulletin 118 and any adjustments during the measurement period were included in net earnings from continuing operations as an adjustment to income tax expense. As such, in the fourth quarter of 2018, we recorded additional tax expense of $17.6 million resulting from the IRS interpretative guidance of TCJA.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance—December 29, 2018	$22,663
Additions based on tax position in 2018	18,885
Balance—December 28, 2019	$41,548
Reductions based on new regulations	(41,548)
Balance—January 2, 2021	$—

At January 2, 2021, December 28, 2019 and December 29, 2018 there was $0.0 million, $41.5 million and $22.7 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. We did not recognize interest or penalties related to this amount as it is offset by other attributes.

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

As of January 2, 2021, Summit Inc. had federal net operating loss carryforwards of $917 million, a portion of which expire between 2030 and 2038. As of January 2, 2021, $497 million of our federal net operating losses were under the terms of our TRA. As of January 2, 2021 and December 28, 2019, Summit Inc. had a valuation allowance on net deferred tax assets of $1.7 million and $1.7 million, respectively, where realization of our net operating losses are not more likely than not.

	2020	2019
Valuation Allowance:
Beginning balance	$(1,675)	$(19,366)
Current year decreases (increases) from operations	—	17,691
Ending balance	$(1,675)	$(1,675)

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

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $2.4 million and $1.1 million of deferred tax assets were created during the years ended January 2, 2021 and December 28, 2019, respectively, when LP Units were exchanged for shares of Class A common stock.

Each year, we update our estimate as to when TRA payments will be made. As noted above, when payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. The TCJA enacted in late 2017 contained provisions whereby interest expense deductions may be limited, and the IRS issued proposed regulations in late 2018 around the deductibility of interest expense. Under our forecast prepared at the end of 2018, we expected the amount of imputed interest based on future TRA payments would result in interest expense deductions being limited, and therefore we would not benefit from that deduction. However, based on the updated forecast model at the end of 2019, which updated our forecast of the timing of TRA payments, we believe that our interest expense deductions will not be limited under the proposed regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of our updated state income tax rate, and the imputed interest limitation noted above, we have decreased our TRA liability $7.6 million and increased by $16.2 million as of January 2, 2021 and December 28, 2019, respectively.

Our TRA liability as of January 2, 2021 and December 28, 2019 was $321.7 million and $327.0 million, respectively.

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

For the years ended January 2, 2021 and December 28, 2019, Summit Holdings did not pay any tax distributions and paid tax distributions totaling $0.1 million, respectively, to holders of its LP Units, other than Summit Inc.

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

No material interest or penalties were recognized in income tax expense during the years ended January 2, 2021, December 28, 2019 or December 29, 2018. Tax years from 2014 to 2018 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2020	2019	2018
Net income attributable to Summit Inc.	$137,967	$59,066	$33,906

Weighted average shares of Class A stock outstanding
Add: Nonvested restricted stock awards of retirement eligible shares	212,443	—	—
Add: Weighted average shares of Class A stock outstanding	114,014,749	112,204,067	111,380,175
Weighted average basic shares outstanding	114,227,192	112,204,067	111,380,175
Basic earnings per share	$1.21	$0.53	$0.30

Diluted net income attributable to Summit Inc.	$137,967	$59,066	$33,906

Weighted average shares of Class A stock outstanding	114,014,749	112,204,067	111,380,175
Add: stock options	3,390	87,290	282,329
Add: warrants	—	4,206	25,049
Add: restricted stock units	520,871	342,620	459,280
Add: performance stock units	92,758	46,535	169,813
Weighted average dilutive shares outstanding	114,631,768	112,684,718	112,316,646
Diluted earnings per share	$1.20	$0.52	$0.30

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2020	2019	2018
Antidilutive shares:
LP Units	3,060,248	3,372,706	3,512,669
Warrants	100,037	—	—

(11) Stockholders’ Equity

Our capital stock consists of 1.0 billion shares of $0.01 par value Class A common stock authorized, of which 114,390,595 shares were issued and outstanding as of January 2, 2021. We also have authorized 250 million shares of $0.01 par value Class B common stock, of which 99 shares were issued and outstanding as of January 2, 2021. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

From time to time, limited partners of Summit Holdings exchange their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 29, 2018	111,658,927	3,435,518	115,094,445	97.0%
Exchanges during period	185,861	(185,861)	—
Stock option exercises	1,065,446	—	1,065,446
Other equity transactions	399,151	—	399,151
Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	376,487	(376,487)	—
Stock option exercises	54,517	—	54,517
Other equity transactions	650,206	—	650,206
Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

				Accumulated
		Foreign currency		other
	Change in	translation	Cash flow hedge	comprehensive
	retirement plans	adjustments	adjustments	income (loss)
Balance — December 29, 2018	$3,573	$(2,147)	$1,255	$2,681
Postretirement liability adjustment, net of tax	(1,402)	—	—	(1,402)
Foreign currency translation adjustment, net of tax	—	3,424	—	3,424
Income on cash flow hedges, net of tax	—	—	(1,255)	(1,255)
Balance — December 28, 2019	$2,171	$1,277	$—	$3,448
Postretirement liability adjustment, net of tax	(1,638)	—	—	(1,638)
Foreign currency translation adjustment, net of tax	—	3,393	—	3,393
Balance — January 2, 2021	$533	$4,670	$—	$5,203

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was as follows:

	2020	2019	2018
Cash payments:
Interest	$99,551	$104,614	$103,250
Payments (refunds) for income taxes, net	1,754	(919)	3,340
Operating cash payments on operating leases	10,452	10,618	N/A
Operating cash payments on finance leases	3,132	3,051	N/A
Finance cash payments on finance leases	14,408	13,164	N/A
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$4,849	$5,842	N/A
Right of use assets obtained in exchange for finance leases obligations	18,016	23,965	N/A
Exchange of LP Units to shares of Class A common stock	8,227	3,847	7,499

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

Omnibus Incentive Plan

In 2015, our Board of Directors and stockholders adopted the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the "Plan"), which allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other stock-based awards. The Plan authorizes the issuance of up to 13,500,000 shares of Class A common stock in the form of restricted stock units and stock options, of which 4.3 million shares were available for future grants as of January 2, 2021.

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

In each of 2020, 2019 and 2018, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a two or three year period, subject to continued employment or service.  From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees who have achieved extraordinary personal performance objectives.

Further, in each of 2020, 2019 and 2018, the Compensation Committee granted 42,736, 65,144 and 38,232 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our Class A common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service- and Market-Condition-Based Vesting—In 2020, 2019 and 2018, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vests at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, subject to continued employment.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2020:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-		average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	Number of	date fair value
	options	per unit	stock units	per unit	stock units	per unit	warrants	per unit
Beginning balance—December 28, 2019	2,128,107	$9.08	1,556,636	$20.29	390,645	$31.08	100,037	$18.00
Granted	—	—	1,379,943	18.10	199,946	23.43	—	—
Forfeited/ Canceled	(35,117)	12.30	(154,283)	19.12	(112,416)	26.54	—	—
Exercised	(54,517)	10.10	—	—	—	—	—	—
Vested	—	—	(647,345)	21.28	(49,300)	32	—	—
Balance—January 2, 2021	2,038,473	$9.16	2,134,951	$18.64	428,875	$28.64	100,037	$18.00

The fair value of the time-vesting options granted was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. The fair value of the performance stock units granted was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term. No options to purchase common stock were granted in 2020, 2019 and 2018.

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $28.9 million, $20.4 million and $25.4 million in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. As of January 2, 2021, unrecognized compensation cost totaled $22.0 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.7 years as of year-end 2020.

As of January 2, 2021, the intrinsic value of outstanding options, restricted stock units and performance stock units was $3.8 million, $42.9 million and $8.6 million, respectively, and the remaining contractual term was 3.3 years, 1.0 year and 1.3 years, respectively. The weighted average strike price of stock options outstanding as of January 2, 2021 was $18.75 per share. The intrinsic value of 2.0 million exercisable stock options as of January 2, 2021 was $3.8 million with a weighted average strike price of $18.75 and a weighted average remaining contractual period of 3.3 years.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $12.1 million, $11.7 million and $11.2 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

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

Obligations and Funded Status—The following information is as of January 2, 2021 and December 28, 2019 and for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	2020		2019
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$26,181	$9,090	$24,203	$9,203
Service cost	71	176	60	166
Interest cost	733	242	928	321
Actuarial (gain) loss	2,425	676	2,571	165
Benefits paid	(1,583)	(955)	(1,581)	(765)
End of period	$27,827	$9,229	$26,181	$9,090
Change in fair value of plan assets:
Beginning of period	$18,242	$—	$17,449	$—
Actual return on plan assets	1,916	—	2,055	—
Employer contributions	483	955	319	765
Benefits paid	(1,583)	(955)	(1,581)	(765)
End of period	$19,058	$—	$18,242	$—

Funded status of plans	$(8,769)	$(9,229)	$(7,939)	$(9,090)
Current liabilities	$—	$(636)	$—	$(653)
Noncurrent liabilities	(8,769)	(8,593)	(7,939)	(8,437)
Liability recognized	$(8,769)	$(9,229)	$(7,939)	$(9,090)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$10,689	$2,707	$9,286	$2,121
Prior service cost	—	(1,690)	—	(1,931)
Total amount recognized	$10,689	$1,017	$9,286	$190

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (credit) and prior service cost, which has not yet been recognized in periodic benefit cost.

	2020		2019		2018
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial loss (gain)	$1,728	$675	$1,760	$165	$(1,300)	$(172)
Amortization of prior year service cost	—	241	—	241	—	241
Amortization of gain	(326)	(89)	(202)	(39)	(312)	(118)
Total amount recognized	$1,402	$827	$1,558	$367	$(1,612)	$(49)

Components of net periodic benefit cost:
Service cost	$71	$176	$60	$166	$67	$170
Interest cost	733	242	928	321	898	317
Amortization of gain	326	89	202	39	312	118
Expected return on plan assets	(1,221)	—	(1,244)	—	(1,284)	—
Amortization of prior service credit	—	(241)	—	(241)	—	(241)
Net periodic (expense) benefit cost	$(91)	$266	$(54)	$285	$(7)	$364

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2020 and 2019 are:

	2020		2019
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	1.84% - 2.14%	1.80% - 1.82%	2.78% - 2.96%	2.73% - 2.79%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	2020		2019		2018
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	2.78% - 2.96%	2.73% - 2.79%	3.90% - 4.02%	3.87% - 3.91%	3.23% - 3.37%	3.20% - 3.25%
Expected long-term rate of return on plan assets	7.00%	N/A	7.00%	N/A	7.00%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the FTSE Pension Discount Curve.

Assumed health care cost trend rates were 8.0% as of year-end 2020 and 2019, grading to an ultimate trend rate of 4.5% in 2034 and 2033. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans.

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended January 2, 2021 and December 28, 2019.

At year-end 2020 and 2019, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of January 2, 2021 and December 28, 2019 are as follows:

	2020
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,294	$3,294	$—
Intermediate—corporate	3,218	—	3,218
Short-term—government	705	705	—
Short-term—corporate	448	—	448
International	1,086	—	1,086
Equity securities:
U.S. Large cap value	1,516	1,516	—
U.S. Large cap growth	1,483	1,483	—
U.S. Mid cap value	631	631	—
U.S. Mid cap growth	619	619	—
U.S. Small cap value	663	663	—
U.S. Small cap growth	650	650	—
International	1,227	407	820
Emerging Markets	409	409	—
Commodities Broad Basket	1,002	182	820
Cash	2,107	2,107	—
Total	$19,058	$12,666	$6,392

	2019
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$2,482	$2,482	$—
Intermediate—corporate	1,066	—	1,066
Short-term—government	1,387	1,387	—
Short-term—corporate	3,173	—	3,173
International	1,387	—	1,387
Equity securities:
U.S. Large cap value	1,225	1,225	—
U.S. Large cap growth	1,167	1,167	—
U.S. Mid cap value	581	581	—
U.S. Mid cap growth	578	578	—
U.S. Small cap value	583	583	—
U.S. Small cap growth	593	593	—
Managed Futures	340	—	340
International	1,174	386	788
Emerging Markets	394	394	—
Commodities Broad Basket	1,118	362	756
Cash	994	994	—
Total	$18,242	$10,732	$7,510

Cash Flows—The Company expects to contribute approximately $1.2 million and $0.6 million in 2021 to its pension plans and to its healthcare and life insurance benefits plans, respectively.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2021	$1,692	$636
2022	1,693	630
2023	1,696	617
2024	1,655	619
2025	1,613	627
2026 - 2030	7,597	3,139

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

The Company's participation in these plans for the annual period ended December 31, 2020, is outlined in the table below. The ''EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2020 and 2019 is for the plan 's year end at December 31, 2020, and December 31, 2019, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes that affect the comparability of 2020 and 2019 contributions.

								Expiration Date of
		Pension Protection Act		FIP/RP Status	Contributions of Company			Collective-
Pension	EIN/ Pension	Zone Status		Pending/	($ in thousands)		Surcharge	Bargaining
Trust Fund	Plan Number	2020	2019	Implemented	2020	2019	Imposed	Agreement
Construction Industry Laborers Pension Fund	43-6060737/001	Green - as of December 31, 2019	Green - as of December 31, 2018	None	$100	$112	No	3/31/2021
Operating Engineers Local 101 Pension Plan	43-6059213/001	Green - as of December 31, 2019	Green - as of December 31, 2018	None	20	23	No	3/31/2021
Total Contributions					$120	$135

The Company was not listed as providing more than 5% of the total contributions for the Operating Engineers Local 101 Pension Plan or the Construction Industry Laborers Pension Fund for the plan years 2020 and 2019 per the plans' Forms 5500. As of the date of the filing of this annual report on Form 10-K, Forms 5500 were not available for the plan year ending December 31, 2020.

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $10.0 million and $7.9 million as of January 2, 2021 and December 28, 2019, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of January 2, 2021 and December 28, 2019 were $112.8 million and $97.4 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended January 2, 2021 and December 28, 2019:

	2020	2019
Beginning balance	$36,676	$30,999
Acquired obligations	861	805
Change in cost estimate	6,523	4,468
Settlement of reclamation obligations	(3,095)	(1,812)
Accretion expense	2,638	2,216
Ending balance	$43,603	$36,676

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

	2020	2019
Operating lease cost	$10,134	$10,451
Variable lease cost	316	423
Short-term lease cost	44,066	38,417
Financing lease cost:
Amortization of right-of-use assets	12,598	11,062
Interest on lease liabilities	3,068	3,171
Total lease cost	$70,182	$63,524

	2020	2019
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$28,543	$32,777

Current operating lease liabilities	$8,188	$8,427
Noncurrent operating lease liabilities	21,500	25,381
Total operating lease liabilities	$29,688	$33,808
Finance leases:
Property and equipment, gross	$92,679	$82,660
Less accumulated depreciation	(32,828)	(24,907)
Property and equipment, net	$59,851	$57,753

Current finance lease liabilities	$24,601	$16,007
Long-term finance lease liabilities	31,727	40,410
Total finance lease liabilities	$56,328	$56,417

	2020	2019
Weighted average remaining lease term (years):
Operating leases	8.7	8.6
Finance lease	2.4	2.6

Weighted average discount rate:
Operating leases	5.3%	5.5%
Finance lease	5.2%	5.5%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2021	$9,491	$26,742
2022	6,088	18,603
2023	4,663	7,053
2024	2,863	3,207
2025	1,781	2,573
Thereafter	12,961	2,831
Total lease payments	37,847	61,009
Less imputed interest	(8,159)	(4,681)
Present value of lease payments	$29,688	$56,328

The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $29.2 million, $24.3 million and $20.1 million, respectively. Minimum contractual commitments for the subsequent five years under royalty agreements are as follows:

Royalty
Agreements
2021	$9,916
2022	9,880
2023	9,594
2024	9,295
2025	9,052

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

The fair value of contingent consideration as of January 2, 2021 and December 28, 2019 was:

	2020	2019
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$654	$1,967
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,209	$1,302

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Quoted prices in active markets for identical assets and liabilities.
Level 2 —  Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.
Level 3 —  Unobservable inputs, which includes the use of valuation models.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of January 2, 2021 and December 28, 2019 were:

	January 2, 2021		December 28, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,971,087	$1,915,425	$1,918,720	$1,872,273

Level 3
Current portion of deferred consideration and noncompete obligations(2)	9,611	9,611	30,733	30,733
Long term portion of deferred consideration and noncompete obligations(3)	11,037	11,037	18,499	18,499
_____________________
(1)$6.4 million and $7.9 million were included in current portion of debt as of January 2, 2021 and December 28, 2019, respectively.
(2)Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)Included in acquisition-related liabilities on the consolidated balance sheets.

Level 1 fair values are used to value investments in publicly-traded entities and assumed obligations for publicly-traded long-term debt.

Level 2 fair values are typically used to value acquired receivables, inventories, machinery and equipment, land, buildings, deferred income tax assets and liabilities, liabilities for asset retirement obligations, environmental remediation and compliance obligations. Additionally, Level 2 fair values are typically used to value assumed contracts at other-than-market rates.

Level 3 fair values are used to value acquired mineral reserves and leased mineral interests and other identifiable intangible assets. The fair values of mineral reserves and leased mineral interests are determined using an excess earnings approach, which requires management to estimate future cash flows. The estimate of future cash flows is based on available historical information and forecasts determined by management, but is inherently uncertain. Key assumptions in estimating future cash flows include sales price, volumes and expected profit margins, net of capital requirements. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would assume if purchasing the acquired business.

The Level 3 fair values of contingent consideration were based on projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material adjustments to the fair value of contingent consideration in 2020 or 2019. The fair values of the deferred consideration and noncompete obligations were determined based on the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk. The discount rate used is generally consistent with that used when the obligations were initially recorded.

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	2020	2019	2018
Revenue*:
West	$1,262,196	$1,122,338	$1,117,066
East	799,633	809,098	703,147
Cement	270,622	290,704	280,789
Total revenue	$2,332,451	$2,222,140	$2,101,002
______________________
*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2020	2019	2018
Income from operations before taxes	$129,055	$78,224	$96,077
Interest expense	103,595	116,509	116,548
Depreciation, depletion and amortization	218,682	214,886	203,305
Accretion	2,638	2,216	1,605
Loss on debt financings	4,064	14,565	149
Tax receivable agreement (benefit) expense	(7,559)	16,237	(22,684)
Gain on sale of business	—	—	(12,108)
Transaction costs	2,747	2,222	4,238
Non-cash compensation	28,857	20,403	25,378
Other	2,957	(3,800)	(6,247)
Total Adjusted EBITDA	$485,036	$461,462	$406,261

Total Adjusted EBITDA by Segment:
West	$271,052	$204,964	$188,999
East	162,275	187,625	138,032
Cement	92,956	103,438	111,394
Corporate and other	(41,247)	(34,565)	(32,164)
Total Adjusted EBITDA	$485,036	$461,462	$406,261

	2020	2019	2018
Purchases of property, plant and equipment
West	$67,500	$71,397	$120,657
East	92,528	77,894	64,384
Cement	15,071	25,691	28,036
Total reportable segments	175,099	174,982	213,077
Corporate and other	2,150	2,513	7,608
Total purchases of property, plant and equipment	$177,249	$177,495	$220,685

	2020	2019	2018
Depreciation, depletion, amortization and accretion:
West	$93,866	$93,256	$91,794
East	86,205	81,403	75,433
Cement	37,267	38,447	35,061
Total reportable segments	217,338	213,106	202,288
Corporate and other	3,982	3,996	2,622
Total depreciation, depletion, amortization and accretion	$221,320	$217,102	$204,910

	2020	2019	2018
Total assets:
West	$1,503,382	$1,379,684	$1,370,501
East	1,303,742	1,288,835	1,253,640
Cement	850,835	868,528	877,586
Total reportable segments	3,657,959	3,537,047	3,501,727
Corporate and other	650,052	530,509	355,914
Total	$4,308,011	$4,067,556	$3,857,641

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of January 2, 2021. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2021, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of January 2, 2021. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of January 2, 2021 our internal control over financial reporting is effective based on those criteria.

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

/s/ Anne P. Noonan	/s/ Brian J. Harris
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Summit Materials, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2021

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

ITEM  9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement with respect to the 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended January 2, 2021 (the “2021 Proxy Statement”), except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S-K has been included in Part 1 of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the heading “Our Pay” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Our Stockholders—Holdings of Major Stockholders” in our 2021 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of January 2, 2021
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	13,500,000	$18.75	4,322,852
_______________________
(1)Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of January 2, 2021, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM  14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information provided under the heading “Item 3—Ratification of Appointment of KPMG” included in our 2021 Proxy Statement is incorporated herein by reference.

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

3.4	Amended and Restated By-Laws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).
4.1	Description of Registrant's Securities (incorporated by Reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 5, 2020 (File No. 001-36873))

4.2
Indenture, dated as of June 1, 2017, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K, filed June 1, 2017 (File No. 001-36873)).

4.3	Form of 5.125% Senior Note due 2025 (included in Exhibit 4.2).
4.4
Indenture, dated as of March 15, 2019, among Summit Materials, LLC as the Issuer, Summit Materials Finance Corp. as the Co-Issuer, the Guarantors named therein and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed March 15, 2019 (File No. 001-36873)).

4.5	Form of 6.500% Senior Note due 2027 (included in Exhibit 4.4).

4.6
Indenture, dated as of August 11, 2020, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors on the signature pages thereto and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed August 11, 2020 (File No. 001-36873)).

4.7	Form of 5.25% Senior Note due 2029 (included in Exhibit 4.6).

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

10.24+
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

10.27
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

10.28+	Michael J. Brady offer letter (incorporated by reference to Exhibit 10.19 of Summit Materials, LLC’s Annual Report on Form 10-K, filed February 23, 2015 (File No. 333-187556)).
10.29+
Form of Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.28 to Summit Materials, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1, filed March 2, 2015 (File No. 333-201058)).

10.30+	Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).
10.31+	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).

10.32+	Form of Performance Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).
10.33+
Form of Special Executive Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed August 3, 2020 (File No. 001-36873)).

10.34+
Offer Letter, dated as of July 20, 2020, by and between Summit Materials, Inc. and Anne P. Noonan ((incorporated by reference to Exhibit 10.1 to the Summit Materials, Inc.’s Current Report on Form 8-K, filed July 21, 2020 (File No. 001-36873)).

10.35+
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date:	February 24, 2021	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of February 2021.

Signature	Title

/s/ Anne P. Noonan	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)
Anne P. Noonan

/s/ Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Harris

/s/ Joseph S. Cantie	Director of Summit Materials, Inc.
Joseph S. Cantie

/s/ Anne M. Cooney	Director of Summit Materials, Inc.
Anne M. Cooney

/s/ Susan A. Ellerbusch	Director of Summit Materials, Inc.
Susan A. Ellerbusch

/s/ Howard L. Lance	Director of Summit Materials, Inc.
Howard L. Lance

/s/ John R. Murphy	Director of Summit Materials, Inc.
John R. Murphy

/s/ Anne K. Wade	Director of Summit Materials, Inc.
Anne K. Wade

/s/ Steven H. Wunning	Director of Summit Materials, Inc.
Steven H. Wunning