Form 10-Q
period 2021-04-03
Summit Materials, Inc.; Summit Materials, LLC
filed 2021-05-11
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers:
001-36873 (Summit Materials, Inc.)
333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
(Exact name of registrants as specified in their charters)

Delaware (Summit Materials, Inc.)	47-1984212
Delaware (Summit Materials, LLC)	26-4138486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1550 Wynkoop Street, 3rd Floor	80202
Denver, Colorado	(Zip Code)
(Address of principal executive offices)

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
As of May 7, 2021, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 117,362,411 and 99, respectively.
As of May 7, 2021, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of April 3, 2021, its sole material asset was a 98.2% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 5 1/8% senior notes due 2025 (“2025 Notes”), our 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2025 Notes and the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three months ended April 3, 2021 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

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
•our ability to implement and successfully execute on our Elevate Summit strategy;
•our dependence on securing and permitting aggregate reserves in strategically located areas;
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
•our dependence on senior management team, and our ability to retain and attract other qualified personnel;
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
•“LP Units” refers to the Class A limited partnership units of Summit Holdings; and
•“TRA” refers to a tax receivable agreement between Summit Inc. and certain current and former holders of LP Units and their permitted assignees.

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of April 3, 2021. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
98.2% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
1.8% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2025 Notes
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$614.7 million term loan facility
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 3, 2021	January 2, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$359,741	$418,181
Accounts receivable, net	250,058	254,696
Costs and estimated earnings in excess of billings	17,124	8,666
Inventories	210,934	200,308
Other current assets	20,578	11,428
Total current assets	858,435	893,279
Property, plant and equipment, less accumulated depreciation, depletion and amortization (April 3, 2021 - $1,170,071 and January 2, 2021 - $1,132,925)	1,897,117	1,850,169
Goodwill	1,201,426	1,201,291
Intangible assets, less accumulated amortization (April 3, 2021 - $12,502 and January 2, 2021 - $11,864)	71,486	47,852
Deferred tax assets, less valuation allowance (April 3, 2021 - $1,675 and January 2, 2021 - $1,675)	240,565	231,877
Operating lease right-of-use assets	28,796	28,543
Other assets	53,432	55,000
Total assets	$4,351,257	$4,308,011
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	13,372	10,265
Accounts payable	150,243	120,813
Accrued expenses	130,338	160,570
Current operating lease liabilities	7,480	8,188
Billings in excess of costs and estimated earnings	13,930	16,499
Total current liabilities	321,717	322,689
Long-term debt	1,891,522	1,892,347
Acquisition-related liabilities	31,015	12,246
Tax receivable agreement liability	325,832	321,680
Noncurrent operating lease liabilities	22,246	21,500
Other noncurrent liabilities	144,365	121,281
Total liabilities	2,736,697	2,691,743
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 116,644,332 and 114,390,595 shares issued and outstanding as of April 3, 2021 and January 2, 2021, respectively	1,167	1,145
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of April 3, 2021 and January 2, 2021	—	—
Additional paid-in capital	1,289,267	1,264,681
Accumulated earnings	304,255	326,772
Accumulated other comprehensive income	6,838	5,203
Stockholders’ equity	1,601,527	1,597,801
Noncontrolling interest in Summit Holdings	13,033	18,467
Total stockholders’ equity	1,614,560	1,616,268
Total liabilities and stockholders’ equity	$4,351,257	$4,308,011

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	April 3, 2021	March 28, 2020
Revenue:
Product	$354,234	$305,307
Service	44,247	37,099
Net revenue	398,481	342,406
Delivery and subcontract revenue	29,363	24,784
Total revenue	427,844	367,190
Cost of revenue (excluding items shown separately below):
Product	277,134	254,055
Service	40,197	38,524
Net cost of revenue	317,331	292,579
Delivery and subcontract cost	29,363	24,784
Total cost of revenue	346,694	317,363
General and administrative expenses	51,642	41,686
Depreciation, depletion, amortization and accretion	56,336	51,778
Gain on sale of property, plant and equipment	(1,769)	(1,917)
Operating loss	(25,059)	(41,720)
Interest expense	24,186	27,818
Gain on sale of business	(15,668)	—
Other (income) loss, net	(4,889)	89
Loss from operations before taxes	(28,688)	(69,627)
Income tax benefit	(5,443)	(22,901)
Net loss	(23,245)	(46,726)
Net loss attributable to Summit Holdings	(728)	(1,747)
Net loss attributable to Summit Inc.	$(22,517)	$(44,979)
Loss per share of Class A common stock:
Basic	$(0.19)	$(0.40)
Diluted	$(0.20)	$(0.40)
Weighted average shares of Class A common stock:
Basic	115,664,725	113,602,110
Diluted	115,411,204	113,602,110

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended
	April 3, 2021	March 28, 2020
Net loss	$(23,245)	$(46,726)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,126	(8,359)
Less tax effect of other comprehensive (loss) income items	(446)	2,046
Other comprehensive income (loss)	1,680	(6,313)
Comprehensive loss	(21,565)	(53,039)
Less comprehensive loss attributable to Summit Holdings	(683)	(1,967)
Comprehensive loss attributable to Summit Inc.	$(20,882)	$(51,072)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
	April 3, 2021	March 28, 2020
Cash flow from operating activities:
Net loss	$(23,245)	$(46,726)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	59,107	55,278
Share-based compensation expense	5,363	4,905
Net gain on asset and business disposals	(15,964)	(1,933)
Change in deferred tax asset, net	(10,145)	(24,194)
Other	483	1,611
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	4,946	19,939
Inventories	(15,412)	(26,979)
Costs and estimated earnings in excess of billings	(8,442)	1,710
Other current assets	(9,209)	(2,519)
Other assets	2,504	5,543
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	14,518	(2,712)
Accrued expenses	(24,130)	(20,776)
Billings in excess of costs and estimated earnings	(2,578)	245
Tax receivable agreement liability	4,152	993
Other liabilities	(3,266)	(3,316)
Net cash used in operating activities	(21,318)	(38,931)
Cash flow from investing activities:
Purchases of property, plant and equipment	(69,757)	(61,829)
Proceeds from the sale of property, plant and equipment	2,663	3,160
Proceeds from sale of business	33,077	—
Other	(483)	1,801
Net cash used in investing activities	(34,500)	(56,868)
Cash flow from financing activities:
Payments on debt	(10,170)	(5,493)
Payments on acquisition-related liabilities	(8,096)	(9,515)
Proceeds from stock option exercises	15,920	310
Other	(416)	(908)
Net cash used in financing activities	(2,762)	(15,606)
Impact of foreign currency on cash	140	(800)
Net decrease in cash	(58,440)	(112,205)
Cash and cash equivalents—beginning of period	418,181	311,319
Cash and cash equivalents—end of period	$359,741	$199,114

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income (loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net loss	(22,517)	—	—	—	—	—	—	(728)	(23,245)
LP Unit exchanges	—	—	711,794	7	—	—	4,744	(4,751)	—
Other comprehensive income, net of tax	—	1,635	—	—	—	—	—	45	1,680
Stock option exercises	—	—	863,338	9	—	—	15,911	—	15,920
Share-based compensation	—	—	—	—	—	—	5,363	—	5,363
Shares redeemed to settle taxes and other	—	—	678,605	6	—	—	(1,432)	—	(1,426)
Balance - April 3, 2021	$304,255	$6,838	116,644,332	$1,167	99	$—	$1,289,267	$13,033	$1,614,560

Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net loss	(44,979)	—	—	—	—	—	—	(1,747)	(46,726)
LP Unit exchanges	—	—	196,542	2	—	—	1,132	(1,134)	—
Other comprehensive loss, net of tax	—	(6,093)	—	—	—	—	—	(220)	(6,313)
Stock option exercises	—	—	13,335	—	—	—	310	—	310
Share-based compensation	—	—	—	—	—	—	4,905	—	4,905
Shares redeemed to settle taxes and other	—	—	591,335	6	—	—	(1,096)	—	(1,090)
Balance — March 28, 2020	$143,826	$(2,645)	114,110,597	$1,142	99	$—	$1,239,271	$14,265	$1,395,859

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

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended January 2, 2021. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of April 3, 2021, the results of operations for the three months ended April 3, 2021 and March 28, 2020 and cash flows for the three months ended April 3, 2021 and March 28, 2020.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended April 3, 2021 or March 28, 2020.

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

Prior Period Reclassifications — Beginning in the first quarter of 2021, we have reclassified $31.2 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the three months ended March 28, 2020 to conform to the current year presentation. In addition, we reclassified $1.9 million of gain on sale of property, plant and equipment from general and administrative expenses to a separate line item included within operating loss, also to conform to the current year presentation. Lastly, we reclassified $0.8 million of transaction costs from its own line item within operating loss into general and administrative expenses for the three months ended March 28, 2020 to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and had no impact on previously reported operating income or Adjusted EBITDA, a non-GAAP measure described in note 14 below.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework Changes to The Disclosure Requirements for Defined Benefits Plans, which modifies the disclosure requirements of employer-sponsored defined benefit and other postretirement benefits plans. The

ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We adopted this ASU in the fourth quarter of 2020 and the adoption of this ASU did not have a material impact on the consolidated financial statements.

2.ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLES

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

Changes in the carrying amount of goodwill, by reportable segment, from January 2, 2021 to April 3, 2021 are summarized as follows:

	West	East	Cement	Total
Balance—January 2, 2021	$586,209	$410,426	$204,656	$1,201,291
Acquisitions (dispositions) (1)	—	(670)	—	(670)
Foreign currency translation adjustments	805	—	—	805
Balance—April 3, 2021	$587,014	$409,756	$204,656	$1,201,426
_______________________________________________________________________
(1) Reflects goodwill from acquisitions and dispositions completed during the three months ended April 3, 2021 and working capital adjustments from prior year acquisitions.

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

	April 3, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$33,671	$(1,553)	$32,118	$33,671	$(1,207)	$32,464
Mineral leases	19,225	(7,857)	11,368	19,225	(7,571)	11,654
Reserve rights	25,586	(2,710)	22,876	6,234	(2,504)	3,730
Other	5,506	(382)	5,124	586	(582)	4
Total intangible assets	$83,988	$(12,502)	$71,486	$59,716	$(11,864)	$47,852

Amortization expense totaled $1.0 million and $0.7 million for the three months ended April 3, 2021 and March 28, 2020, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to April 3, 2021 is as follows:

2021 (nine months)	$3,023
2022	4,091
2023	3,904
2024	3,809
2025	3,765
2026	3,620
Thereafter	49,274
Total	$71,486

In the first quarter of 2021, as part of the Company's strategy to rationalize assets, the Company sold a business in the East segment, resulting in cash proceeds of $33.1 million and a total gain on disposition of $15.7 million.

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

Revenue by product for the three months ended April 3, 2021 and March 28, 2020 is as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Revenue by product*:
Aggregates	$117,388	$96,161
Cement	38,139	32,863
Ready-mix concrete	158,233	141,704
Asphalt	28,375	23,206
Paving and related services	43,215	33,426
Other	42,494	39,830
Total revenue	$427,844	$367,190
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of April 3, 2021 and January 2, 2021:

	April 3, 2021	January 2, 2021
Trade accounts receivable	$212,825	$191,871
Construction contract receivables	24,795	47,179
Retention receivables	15,080	18,824
Receivables from related parties	1,569	1,339
Accounts receivable	254,269	259,213
Less: Allowance for doubtful accounts	(4,211)	(4,517)
Accounts receivable, net	$250,058	$254,696

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of April 3, 2021 and January 2, 2021:

	April 3, 2021	January 2, 2021
Aggregate stockpiles	$137,595	$137,938
Finished goods	39,331	32,993
Work in process	7,186	9,281
Raw materials	26,822	20,096
Total	$210,934	$200,308

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 3, 2021 and January 2, 2021:

	April 3, 2021	January 2, 2021
Interest	$14,292	$21,860
Payroll and benefits	25,459	46,026
Finance lease obligations	21,271	24,601
Insurance	20,083	18,355
Non-income taxes	18,566	15,669
Deferred asset purchase payments	3,788	9,749
Professional fees	1,006	828
Other (1)	25,873	23,482
Total	$130,338	$160,570
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of April 3, 2021 and January 2, 2021:

	April 3, 2021	January 2, 2021
Term Loan, due 2024:
$614.7 million and $616.3 million, net of $0.8 million and $0.9 million discount at April 3, 2021 and January 2, 2021, respectively	$613,894	$615,425
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,913,894	1,915,425
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,907,540	$1,909,071

The contractual payments of long-term debt, including current maturities, for the five years subsequent to April 3, 2021, are as follows:

2021 (nine months)	$4,765
2022	6,353
2023	6,354
2024	597,253
2025	300,000
2026	—
Thereafter	1,000,000
Total	1,914,725
Less: Original issue net discount	(831)
Less: Capitalized loan costs	(16,018)
Total debt	$1,897,876

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

As of April 3, 2021 and January 2, 2021, the Company was in compliance with all financial covenants under the applicable indentures.

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

The revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.00% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.00% for LIBOR rate loans. The maturity date with respect to revolving credit commitments under the revolving credit facility is February 25, 2024.

There were no outstanding borrowings under the revolving credit facility as of April 3, 2021 and January 2, 2021, with borrowing capacity of $329.1 million remaining as of April 3, 2021, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of April 3, 2021 and January 2, 2021, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the three months ended April 3, 2021 and March 28, 2020:

Deferred financing fees
Balance—January 2, 2021	$18,367
Amortization	(836)
Balance—April 3, 2021	$17,531

Balance—December 28, 2019	$15,436
Amortization	(833)
Balance—March 28, 2020	$14,603

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of April 3, 2021 or January 2, 2021.

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

Our income tax benefit was $5.4 million and $22.9 million in the three months ended April 3, 2021 and March 28, 2020, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million.

As of April 3, 2021 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three months ended April 3, 2021 and March 28, 2020.

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

In the three months ended April 3, 2021, 711,794 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $4.9 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an adjustment to additional paid in capital. As of April 3, 2021 and January 2, 2021, we had recorded $325.8 million and $321.7 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the three months ended April 3, 2021 and March 28, 2020.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended
	April 3, 2021	March 28, 2020
Net loss attributable to Summit Inc.	$(22,517)	$(44,979)

Weighted average shares of Class A stock outstanding
Add: Nonvested restricted stock awards of retirement eligible shares	253,521	—
Add: Weighted average shares of Class A stock outstanding	115,411,204	113,602,110
Weighted average basic shares outstanding	115,664,725	113,602,110
Basic loss per share	$(0.19)	$(0.40)

Diluted net loss attributable to Summit Inc.	$(22,517)	$(44,979)

Weighted average shares of Class A stock outstanding	115,411,204	113,602,110
Add: weighted average of LP Units	—	—
Add: stock options	—	—
Add: warrants	—	—
Add: restricted stock units	—	—
Add: performance stock units	—	—
Weighted average dilutive shares outstanding	115,411,204	113,602,110
Diluted loss per share	$(0.20)	$(0.40)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	April 3, 2021	March 28, 2020
Antidilutive shares:
LP Units	2,613,209	3,154,228
Time-vesting stock options	1,175,135	2,109,465
Warrants	43,166	100,037
Time-vesting restricted stock units	1,894,877	1,666,365
Market-based restricted stock units	410,357	446,670

9.STOCKHOLDERS’ EQUITY
During 2021 and 2020, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	711,794	(711,794)	—
Stock option exercises	863,338	—	863,338
Other equity transactions	678,605	—	678,605
Balance — April 3, 2021	116,644,332	2,161,376	118,805,708	98.2%

Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	196,542	(196,542)	—
Stock option exercises	13,335	—	13,335
Other equity transactions	591,335	—	591,335
Balance — March 28, 2020	114,110,597	3,053,115	117,163,712	97.4%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.8% and 2.5% as of April 3, 2021 and January 2, 2021, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — January 2, 2021	$533	$4,670	$5,203
Foreign currency translation adjustment, net of tax	—	1,635	1,635
Balance — April 3, 2021	$533	$6,305	$6,838

Balance — December 28, 2019	$2,171	$1,277	$3,448
Foreign currency translation adjustment, net of tax	—	(6,093)	(6,093)
Balance — March 28, 2020	$2,171	$(4,816)	$(2,645)

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Cash payments:
Interest	$29,476	$36,310
Payments (refunds) for income taxes, net	2,312	(298)
Operating cash payments on operating leases	2,928	2,948
Operating cash payments on finance leases	655	794
Finance cash payments on finance leases	5,834	3,883
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$3,081	$577
Right of use assets obtained in exchange for finance leases obligations	588	6,267
Exchange of LP Units to shares of Class A common stock	19,784	4,648

11.LEASES

We lease construction and office equipment, distribution facilities and office space. Leases with an initial term of 12 months or less, including month to month leases, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight line basis over the lease term. For lease agreements we have entered into or reassessed we combine lease and nonlease components. While we also own mineral leases for mining operations, those leases are outside the scope of Topic 842. Assets acquired under finance leases are included in property, plant and equipment.

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

	Three months ended
	April 3, 2021	March 28, 2020
Operating lease cost	$1,727	$2,607
Variable lease cost	72	57
Short-term lease cost	7,301	8,620
Financing lease cost:
Amortization of right-of-use assets	3,050	2,739
Interest on lease liabilities	657	771
Total lease cost	$12,807	$14,794

	April 3, 2021	January 2, 2021
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$28,796	$28,543

Current operating lease liabilities	$7,480	$8,188
Noncurrent operating lease liabilities	22,246	21,500
Total operating lease liabilities	$29,726	$29,688
Finance leases:
Property and equipment, gross	$83,072	$92,679
Less accumulated depreciation	(31,263)	(32,828)
Property and equipment, net	$51,809	$59,851

Current finance lease liabilities	$21,271	$24,601
Long-term finance lease liabilities	25,718	31,727
Total finance lease liabilities	$46,989	$56,328

Weighted average remaining lease term (years):
Operating leases	9.3	8.7
Finance lease	2.5	2.4

Weighted average discount rate:
Operating leases	5.2%	5.3%
Finance lease	5.2%	5.2%

Maturities of lease liabilities were as follows:
	Operating Leases	Finance Leases
2021 (nine months)	$6,427	$16,259
2022	6,785	18,777
2023	5,101	7,352
2024	3,167	3,207
2025	2,224	2,580
2026	1,508	988
Thereafter	12,880	1,843
Total lease payments	38,092	51,006
Less imputed interest	(8,366)	(4,017)
Present value of lease payments	$29,726	$46,989

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of April 3, 2021 and January 2, 2021, $32.0 million and $33.6 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $11.5 million and $10.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of April 3, 2021 and January 2, 2021 were $110.5 million and $112.8 million, respectively.

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

The fair value of contingent consideration as of April 3, 2021 and January 2, 2021 was:

	April 3, 2021	January 2, 2021
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$654	$654
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,120	$1,209

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of April 3, 2021 and March 28, 2020.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of April 3, 2021 and January 2, 2021 was:

	April 3, 2021		January 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,960,901	$1,913,894	$1,971,087	$1,915,425
Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,718	12,718	9,611	9,611
Long term portion of deferred consideration and noncompete obligations(3)	29,895	29,895	11,037	11,037
(1)$6.4 million was included in current portion of debt as of April 3, 2021 and January 2, 2021.
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

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, our Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of the Company’s segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from operations before interest, taxes, depreciation, depletion, amortization, accretion, and share-based compensation, as well as various other non-recurring, non-cash amounts. Beginning with the first quarter of 2021, the Company no longer adjusts for transaction costs, as those costs are recurring cash payments, and are included in general and administrative expenses.

The West and East segments have several subsidiaries that are engaged in various activities including quarry mining, aggregate production and contracting. The Cement segment is engaged in the production of Portland cement. Assets employed by each segment include assets directly identified with those operations. Corporate assets consist primarily of cash, property, plant and equipment for corporate operations and other assets not directly identifiable with a reportable business segment. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
The following tables display selected financial data for the Company’s reportable business segments as of April 3, 2021 and January 2, 2021 and for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended
	April 3, 2021	March 28, 2020
Revenue*:
West	$251,133	$196,225
East	136,042	133,040
Cement	40,669	37,925
Total revenue	$427,844	$367,190
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	April 3, 2021	March 28, 2020
Loss from operations before taxes	$(28,688)	$(69,627)
Interest expense	24,186	27,818
Depreciation, depletion and amortization	55,570	51,201
Accretion	766	577
Gain on sale of business	(15,668)	—
Non-cash compensation	5,363	4,905
Other	205	787
Total Adjusted EBITDA	$41,734	$15,661

Total Adjusted EBITDA by Segment:
West	$40,648	$22,468
East	11,745	9,573
Cement	2,499	(7,561)
Corporate and other	(13,158)	(8,819)
Total Adjusted EBITDA	$41,734	$15,661

	Three months ended
	April 3, 2021	March 28, 2020
Purchases of property, plant and equipment
West	$34,068	$18,896
East	33,202	37,081
Cement	2,273	5,399
Total reportable segments	69,543	61,376
Corporate and other	214	453
Total purchases of property, plant and equipment	$69,757	$61,829

	Three months ended
	April 3, 2021	March 28, 2020
Depreciation, depletion, amortization and accretion:
West	$25,140	$21,800
East	21,943	21,096
Cement	8,149	7,893
Total reportable segments	55,232	50,789
Corporate and other	1,104	989
Total depreciation, depletion, amortization and accretion	$56,336	$51,778

	April 3, 2021	January 2, 2021
Total assets:
West	$1,593,869	$1,503,382
East	1,300,877	1,303,742
Cement	852,697	850,835
Total reportable segments	3,747,443	3,657,959
Corporate and other	603,814	650,052
Total	$4,351,257	$4,308,011

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Annual Report, and factors discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

Overview

Summit’s vision is to be the most socially responsible, integrated construction materials solution provider, collaborating with stakeholders to deliver differentiated innovations and solve our customers’ challenges. Within our markets, we strive to be a market leader by offering customers a single-source provider for construction materials and related downstream products through our vertical integration. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertical integration creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

Since our inception in 2009, we have completed dozens of acquisitions, which are organized into 11 operating companies that make up our three distinct operating segments: West, East and Cement, which are also our reporting segments. We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 21 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint.

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. We continue to see positive indicators for the construction sector, including positive trends in housing starts, and highway construction letting activity in many of the states in which we operate. However, given the ongoing nature of the COVID-19 pandemic discussed below, we continue to closely monitor these indicators for the impact on our business in subsequent quarters.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 25%, 14%, 13% and 9%, respectively, of our total revenue in 2020. The following is a summary of key funding initiatives in those states:

•In January 2021, TXDOT updated its fiscal year 2021 lettings estimate to $9.2 billion up from $7.5 billion in fiscal year 2020 and $8.9 billion in fiscal year 2019. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings. In addition, Texas has received $1.9 billion from legislation passed by Congress in December 2020 and March 2021.

•The state of Utah anticipates transportation funding of approximately $1.3 billion in 2021 and $1.8 billion in 2022. In addition, Utah received approximately $263 million from legislation passed by Congress in December 2020 and March 2021.

•The state of Kansas anticipates approximately $1.9 billion for 2021 and $2.2 billion for 2022 for transportation funding. In addition, Kansas received approximately $138 million from legislation passed by Congress in December 2020 and March 2021.

•The state of Missouri anticipates transportation funding of approximately $2.9 billion in 2021 and $3.1 billion in 2022. In addition, Missouri received approximately $437 million from legislation passed by Congress in December 2020 and March 2021.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three months ended April 3, 2021 as compared to the three months ended March 28, 2020, and certain other highlights include:

•Net revenue increased $56.1 million in the three months ended April 3, 2021, primarily resulting from organic growth.
•Our operating loss decreased $16.7 million in the three months ended April 3, 2021, as revenue exceeded the increases in cost of revenue.
•In the first quarter of 2021, the Company sold a business in the East segment, resulting in cash proceeds of $33.1 million and a total gain on disposition of $15.7 million.
•In the three months ended April 3, 2021, sales volume increased 20.7% in aggregates, 13.7% in cement, 7.6% in ready-mix concrete and 15.9% in asphalt, respectively.

Results of Operations

In late 2019, the COVID-19 virus was first reported to have surfaced, and began impacting countries around the world. However, in all of our markets, construction activities were deemed essential businesses and we continued to operate while many businesses were forced to close or reduce operations. During the first quarter of each of 2020 and 2021, our operating markets remained substantially unaffected by COVID-19. We continue to monitor our operations, the operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented work-from-home protocols at all of our administrative locations late in the first quarter of 2020, and while some locations have returned, other locations, including our headquarters location, continue to work remotely. In addition, we implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

In 2020, approximately 61% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. Funding for public infrastructure projects as been announced as a high priority for the federal government in 2021.

As of April 3, 2021, we had $359.7 million in cash and cash equivalents, and we have remaining borrowing capacity on our senior secured revolving credit facility of $329.1 million, providing us with liquidity that we believe to be adequate to meet our obligations for the next twelve months.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended April 3, 2021 and March 28, 2020.

	Three months ended
	April 3, 2021	March 28, 2020
($ in thousands)
Net revenue	$398,481	$342,406
Delivery and subcontract revenue	29,363	24,784
Total revenue	427,844	367,190
Cost of revenue (excluding items shown separately below)	346,694	317,363
General and administrative expenses	51,642	41,686
Depreciation, depletion, amortization and accretion	56,336	51,778
Gain on sale of property, plant and equipment	(1,769)	(1,917)
Operating loss	(25,059)	(41,720)
Interest expense	24,186	27,818
Gain on sale of business	(15,668)	—
Other (income) loss, net	(4,889)	89
Loss from operations before taxes	(28,688)	(69,627)
Income tax benefit	(5,443)	(22,901)
Net loss	$(23,245)	$(46,726)

Beginning in the first quarter of 2021, we have reclassified $31.2 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the three month period ended March 28, 2020 to conform to the current year presentation. In addition, we reclassified $1.9 million of gain on sale of property, plant and equipment from general and administrative expenses to a separate line item included within operating loss, also to conform to the current year presentation. Lastly, we reclassified $0.8 million of transaction costs from its own line item within operating loss into general and administrative expenses for the three months ended March 28, 2020 to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and had no impact on previously reported operating income, as well as certain non-GAAP measures defined below, such as Adjusted EBITDA, or Adjusted EBITDA Margin, however Adjusted Cash Gross Profit and Adjusted Cash Gross Profit Margin were reduced.

Three months ended April 3, 2021 compared to the three months ended March 28, 2020

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Net revenue	$398,481	$342,406	$56,075	16.4%
Operating loss	(25,059)	(41,720)	16,661	39.9%
Operating margin percentage	(6.3)%	(12.2)%
Adjusted EBITDA (1)	$41,734	$15,661	$26,073	166.5%
Adjusted EBITDA Margin (1)	10.5%	4.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $56.1 million in the three months ended April 3, 2021, primarily resulting from organic growth in our aggregates and ready-mix concrete operations. Of the increase in net revenue, $26.5 million was from increased sales of materials, $22.4 million was from increased sales of products and $7.1 million from increased service revenue. We generated organic volume growth of 7.1%, 13.7%, 7.6% and 15.9% in aggregates, cement, ready-mix concrete and asphalt, respectively. We had organic price growth in our cement, ready-mix and asphalt lines of business of 0.4%, 3.7% and 5.5%, respectively, while aggregate organic price growth remained flat, during the first three months of 2021.

Operating loss decreased by $16.7 million in the first three months of 2021 as compared to the first three months of 2020, primarily as net revenue gains exceeded increases in costs of revenue and general and administrative expenses. Our general and administrative expenses increased $10.0 million in the first quarter of 2021 as compared to the same period a year ago due to $3.4 million in severance related costs, an increase in consulting fees as we seek to optimize organizational efficiencies and increases in other professional fees. In addition, depreciation, depletion, amortization and accretion expense increased by $4.6 million over the prior year amount.

Our operating margin percentage for the three months ended April 3, 2021 increased from (12.2)% to (6.3)%, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA and Adjusted EBITDA Margin, as defined in "Non-GAAP Performance Measures" below, increased by $26.1 million and increased to 10.5% from 4.6% in the three months ended April 3, 2021, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Revenue by product*:
Aggregates	$143,794	$121,473	$22,321	18.4%
Cement	39,703	34,758	4,945	14.2%
Ready-mix concrete	158,336	141,809	16,527	11.7%
Asphalt	31,225	25,946	5,279	20.3%
Paving and related services	61,808	46,074	15,734	34.1%
Other	(7,022)	(2,870)	(4,152)	(144.7)%
Total revenue	$427,844	$367,190	$60,654	16.5%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three months ended
	April 3, 2021		March 28, 2020
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	13,509	$10.64	11,193	$10.85	20.7%	(1.9)%
Cement	340	116.69	299	116.21	13.7%	0.4%
Ready-mix concrete	1,338	118.31	1,244	114.04	7.6%	3.7%
Asphalt	474	60.01	409	56.86	15.9%	5.5%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $22.3 million in the three months ended April 3, 2021. In the first quarter of 2021, we had solid increases in aggregate volumes in most of our markets, except for slight decreases in Kansas and Missouri as wind farm and flood repair volumes in the first quarter of 2020 did not repeat in 2021. In the three month period ended April 3, 2021, our aggregate volumes increased due to both acquisition and organic volumes. Aggregate volumes growth was attributable to organic growth in both the West and East segments. Organic aggregate volumes increased 7.1% in the first three months of 2021 as compared to the same period a year ago, primarily due to increases in the Intermountain West, Virginia and British Columbia markets. Aggregate average sales prices of $10.64 per ton decreased 1.9% in the first three months of 2021 as compared to the first three months of 2020, primarily due to lower priced products in Kansas and North Texas markets.

Revenue from cement increased $4.9 million in the three months ended April 3, 2021. In the three months ended April 3, 2021, organic cement volumes increased 13.7%, and organic cement average sales prices increased 0.4%, as compared to the same period in the prior year.

Revenue from ready-mix concrete increased $16.5 million in the three months ended April 3, 2021. In the three months ended April 3, 2021, our ready-mix volumes increased 7.6%, and our average sales prices 3.7%. The volume increase occurred primarily in our Intermountain West and North Texas markets while our price increase was primarily in the Intermountain West market.

Revenue from asphalt increased $5.3 million in the three months ended April 3, 2021. In the first three months of 2021, organic pricing increased 5.5%, with strong pricing gains in our Texas geographies. Further, in the first three months of 2020, we had strong volume increases in North Texas.

Other Financial Information

Gain on Sale of business

In the first quarter of 2021, as part of the Company's strategy to rationalize assets, the Company sold a business in the East segment, resulting in cash proceeds of $33.1 million and a net gain on disposition of $15.7 million.

Income Tax Expense

Our income tax benefit was $5.4 million and $22.9 million in the three months ended April 3, 2021 and March 28, 2020, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. Additionally, in the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of April 3, 2021 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Net revenue	$234,744	$184,492	$50,252	27.2%
Operating income	15,057	354	14,703	4,153.4%
Operating margin percentage	6.4%	0.2%
Adjusted EBITDA (1)	$40,648	$22,468	$18,180	80.9%
Adjusted EBITDA Margin (1)	17.3%	12.2%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $50.3 million in the three months ended April 3, 2021, as we had increases in net revenue in all lines of business. Organic aggregate volumes increased 13.1% in the first three months of 2021 as compared to the first three months of 2020 and organic aggregates average sales prices increased 1.1%, primarily due to product mix. Organic ready-mix concrete volumes increased 14.1% and our organic ready-mix concrete average sales prices increased 4.7%. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate. In general, weather conditions in the first quarter of 2021 were better than those in first quarter of 2020, except for extremely cold weather in the middle of February in Texas.

The West segment’s operating income increased $14.7 million in the three months ended April 3, 2021. Adjusted EBITDA and Adjusted EBITDA Margin increased $18.2 million and increased to 17.3% from 12.2% in the three months ended April 3, 2021, respectively. The increases in operating income, Adjusted EBITDA and Adjusted EBITDA Margin occurred as the weather conditions in 2021 have in general been more favorable as compared to 2020, which has resulted in operational efficiencies and increased sales volumes. The operating margin percentage in the West segment increased in the three months ended April 3, 2021 as compared to the three months ended March 28, 2020, due to the impact of the same factors noted above.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Revenue by product*:
Aggregates	$72,138	$51,601	$20,537	39.8%
Ready-mix concrete	126,986	106,227	20,759	19.5%
Asphalt	27,688	23,430	4,258	18.2%
Paving and related services	46,889	33,267	13,622	40.9%
Other	(22,568)	(18,300)	(4,268)	(23.3)%
Total revenue	$251,133	$196,225	$54,908	28.0%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended April 3, 2021 from the three months ended March 28, 2020 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	41.1%	(0.9)%
Ready-mix concrete	14.1%	4.7%
Asphalt	11.7%	8.0%

Revenue from aggregates in the West segment increased $20.5 million in the three months ended April 3, 2021, due to an increase in sales volumes which more than offset a slight decrease in average sales price. In the three months ended April 3, 2021, the 41.1% increase in aggregates volumes occurred in all of our markets which had organic growth coupled with increased acquisition volumes. Aggregates pricing for the three months ended April 3, 2021 decreased 0.9%, when compared to the same period in 2020 due to product mix primarily in our North Texas markets, as well as the impact of lower prices on acquisition related volumes.

Revenue from ready-mix concrete in the West segment increased $20.8 million in the three months ended April 3, 2021. For the three months ended April 3, 2021, our ready-mix concrete organic volumes increased 14.1%, as volume increases in the Intermountain geographies in the three months ended April 3, 2021 were offset by a slight volume decrease in the Houston area due to extremely cold weather in February. For the three months ended April 3, 2021, organic ready-mix concrete prices increased 4.7%. We continue to see strong residential volumes in the Houston and Intermountain West areas.

Revenue from asphalt in the West segment increased $4.3 million in the three months ended April 3, 2021. For the three months ended April 3, 2021, asphalt volumes increased 11.7%. Average sales prices for asphalt increased 8.0% in the three months ended April 3, 2021. Revenue for paving and related services in the West segment increased by $13.6 million, in the three months ended April 3, 2021, due to higher organic volumes in our North Texas markets.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 3, 2021 was approximately $39.2 million and $6.3 million, respectively.

East Segment

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Net revenue	$123,068	$119,989	$3,079	2.6%
Operating loss	(10,374)	(11,764)	1,390	11.8%
Operating margin percentage	(8.4)%	(9.8)%
Adjusted EBITDA (1)	$11,745	$9,573	$2,172	22.7%
Adjusted EBITDA Margin (1)	9.5%	8.0%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $3.1 million in the three months ended April 3, 2021, as compared to the same period a year ago, as the increases in aggregates, asphalt and paving and related services exceeded a decrease in ready-mix concrete revenues. Operating loss decreased $1.4 million in the three months ended April 3, 2021, over the same period a year ago, primarily due to net revenue gains in excess of increases in our cost of revenue. Adjusted EBITDA and Adjusted EBITDA Margin increased $2.2 million and increased to 9.5% from 8.0% in the three months ended April 3, 2021, respectively, due to the items relating to operating income noted above.

Operating margin percentage for the three months ended April 3, 2021 increased to (8.4)% from (9.8)%, from the comparable period a year ago, due to the items noted above.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Revenue by product*:
Aggregates	$71,656	$69,872	$1,784	2.6%
Ready-mix concrete	31,350	35,582	(4,232)	(11.9)%
Asphalt	3,537	2,516	1,021	40.6%
Paving and related services	14,919	12,807	2,112	16.5%
Other	14,580	12,263	2,317	18.9%
Total revenue	$136,042	$133,040	$3,002	2.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended April 3, 2021 from the three months ended March 28, 2020 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	2.7%	(0.2)%
Ready-mix concrete	(12.4)%	0.5%
Asphalt	55.0%	(11.5)%

Revenue from aggregates in the East segment increased $1.8 million in the three months ended April 3, 2021. In the three month period ended April 3, 2021, aggregate volumes exceeded prior year volumes while our average sales price decreased slightly due to product mix. Aggregate volumes in the first three months of 2021 increased 2.7%, primarily due to organic growth in Virginia and Kentucky, which offset organic declines in our Kansas markets as wind farm projects decreased. Aggregates organic pricing was essentially flat in the three months ended April 3, 2021 as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $4.2 million in the three months ended April 3, 2021, as compared to the same period in 2020, as our realized price increases of 0.5% were not enough to overcome volume decreases. In the three months ended April 3, 2021, ready-mix concrete volumes decreased 12.4%, compared to prior year levels primarily due to lower volumes in Kansas as wind farm projects in 2020 were not fully replaced in 2021.

Revenue from asphalt increased $1.0 million in the three months ended April 3, 2021, when compared to the same period in 2020. The increase was mainly attributable to higher volumes in Kansas and Virginia. Asphalt pricing decreased 11.5% in the three months ended April 3, 2021, as lower liquid asphalt index prices were incurred in most of our markets. Paving and related service revenue increased $2.1 million in the three months ended April 3, 2021, primarily due to increased activity in our Virginia markets.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 3, 2021 was approximately $(1.2) million and $(0.2) million, respectively.

Cement Segment

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Net revenue	$40,669	$37,925	$2,744	7.2%
Operating loss	(10,046)	(15,490)	5,444	35.1%
Operating margin percentage	(24.7)%	(40.8)%
Adjusted EBITDA (1)	$2,499	$(7,561)	$10,060	133.1%
Adjusted EBITDA Margin (1)	6.1%	(19.9)%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $2.7 million primarily due to increased organic cement volumes of 13.7% in the three months ended April 3, 2021, as well as a 0.4% increase in average sales prices. Our Green America Recycling facility, which provides fuel for one of our plants, is not yet fully operational and as such, revenue from that facility is below 2020 levels for the three month period ended April 3, 2021. Our efforts continue to ramp up to resumption of full operations.

Operating loss decreased $5.4 million during the three months ended April 3, 2021. Adjusted EBITDA and Adjusted EBITDA Margin increased $10.1 million and increased to 6.1% from (19.9)% in the three months ended April 3, 2021, respectively. In the first quarter of 2021, we received $1.2 million in insurance proceeds relative to property, plant and equipment that was destroyed in the recycling plant explosion that occurred in April 2020, which was recorded as gain on sale of assets. In addition, we received $4.3 million in business interruption insurance proceeds in the first quarter of 2021, which was recorded as other income.

Operating margin percentage for the three months ended April 3, 2021 increased to (24.7)% from (40.8)%, from the comparable period a year ago. The increased operating margin for the three months ended April 3, 2021 was primarily due to the same factors noted above. Production levels in the first three months of 2021 were 6.5% higher than in 2020.

Gross revenue by product was as follows:

	Three months ended
($ in thousands)	April 3, 2021	March 28, 2020	Variance
Revenue by product*:
Cement	$39,703	$34,758	$4,945	14.2%
Other	966	3,167	(2,201)	(69.5)%
Total revenue	$40,669	$37,925	$2,744	7.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended April 3, 2021 from the three months ended March 28, 2020 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Cement	13.7%	0.4%

Revenue from cement increased $4.9 million in the three months ended April 3, 2021, as volumes increased 13.7% supplemented by a small organic cement pricing gains in the three months ended April 3, 2021.

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

As of April 3, 2021, we had $359.7 million in cash and cash equivalents and $536.7 million of working capital compared to $418.2 million and $570.6 million, respectively, at January 2, 2021. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of April 3, 2021 or January 2, 2021. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $329.1 million as of April 3, 2021, which is net of $15.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

As of April 3, 2021 and January 2, 2021, our long-term borrowings totaled $1.9 billion for which we incurred $21.2 million of interest expense for the three months ended April 3, 2021, and $24.5 million for the three months ended March 28, 2020. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of April 3, 2021.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital. We also plan to divest of certain dilutive businesses as we rationalize our portfolio, which will also generate additional capital.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of April 3, 2021, we were in compliance with all debt covenants. At April 3, 2021 and January 2, 2021, $1.9 billion of total debt was outstanding under our respective debt agreements.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended April 3, 2021 and March 28, 2020:

	Summit Inc.
($ in thousands)	April 3, 2021	March 28, 2020
Net cash provided by (used in):
Operating activities	$(21,318)	$(38,931)
Investing activities	(34,500)	(56,868)
Financing activities	(2,762)	(15,606)

Operating activities

During the three months ended April 3, 2021, cash used in operating activities was $21.3 million primarily as a result of:

•Net loss of $23.2 million, increased by non-cash expenses, including $59.1 million of depreciation, depletion, amortization and accretion expense and $5.4 million of share-based compensation, reduced by the gain on sale of a business and other assets of $16.0 million.
•Billed and unbilled accounts receivable increased by $3.5 million in the first three months of 2021 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.  Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $29.5 million of interest payments in the three months ended April 3, 2021.

During the three months ended March 28, 2020, cash used in operating activities was $38.9 million primarily as a result of:

•Net loss of $46.7 million, increased by non-cash expenses, including $55.3 million of depreciation, depletion, amortization and accretion expense and $4.9 million of share-based compensation, less the non-cash change in our deferred tax asset.
•Billed and unbilled accounts receivable decreased by $21.6 million in the first three months of 2020 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
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

Investing activities

During the three months ended April 3, 2021, cash used for investing activities was $34.5 million, of which $69.8 million was invested in capital expenditures, which was partially offset by $2.7 million of proceeds from asset sales. Additionally, in February 2021 we received $33.1 million of proceeds from the sale of a business in the East segment.

During the three months ended March 28, 2020, cash used for investing activities was $56.9 million, of which $61.8 million was invested in capital expenditures, which was partially offset by $3.2 million of proceeds from asset sales.

Financing activities

During the three months ended April 3, 2021, cash used in financing activities was $2.8 million. We received $15.9 million of proceeds from stock option exercises, which was offset by $8.1 million payments on acquisition-related liabilities and $10.2 million of payments on debt.

During the three months ended March 28, 2020, cash used in financing activities was $15.6 million. We made payments on acquisition-related liabilities of $9.5 million and payments on debt of $5.5 million.

Cash paid for capital expenditures

We paid cash of approximately $69.8 million in capital expenditures in the three months ended April 3, 2021 compared to $61.8 million in the three months ended March 28, 2020.

We currently estimate that we will invest between $200 million to $220 million including approximately $25 million to $35 million for greenfield projects. We increased our capital expenditure estimate from previously disclosed amounts as we invested in reserves subsequent to quarter end, as well as incremental capital purchases to service demand in high growth markets. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of April 3, 2021, we had accrued $325.8 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $27.81 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended April 3, 2021, and a contractually defined discount rate of 1.28%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $316.9 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of April 3, 2021, we had no material off-balance sheet arrangements.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, gain on sale of business, non-cash compensation and certain other non-cash and non-operating items. Beginning with the first quarter of 2021, the Company no longer adjusts for transaction costs, as those costs are recurring cash payments and included in general and administrative expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

We present Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Cash Gross Profit and Adjusted Cash Gross Profit Margin for the convenience of investment professionals who use such metrics in their analyses. The investment community often uses these metrics to assess the operating performance of a company’s business and to provide a consistent comparison of performance from period to period. We use these metrics, among others, to assess the operating performance of our individual segments and the consolidated company.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended April 3, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$17,436	$6,969	$(1,605)	$(46,045)	$(23,245)
Interest (income) expense	(2,032)	(1,720)	(4,045)	31,983	24,186
Income tax expense (benefit)	186	(66)	—	(5,563)	(5,443)
Depreciation, depletion and amortization	24,924	21,474	8,068	1,104	55,570
EBITDA	$40,514	$26,657	$2,418	$(18,521)	$51,068
Accretion	216	469	81	—	766
Gain on sale of business	—	(15,668)	—	—	(15,668)
Non-cash compensation	—	—	—	5,363	5,363
Other	(82)	287	—	—	205
Adjusted EBITDA	$40,648	$11,745	$2,499	$(13,158)	$41,734

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended March 28, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$498	$(11,067)	$(12,278)	$(23,879)	$(46,726)
Interest (income) expense	(578)	(569)	(3,176)	32,141	27,818
Income tax benefit	(467)	(129)	—	(22,305)	(22,901)
Depreciation, depletion and amortization	21,684	20,720	7,808	989	51,201
EBITDA	$21,137	$8,955	$(7,646)	$(13,054)	$9,392
Accretion	116	376	85	—	577
Non-cash compensation	—	—	—	4,905	4,905
Other	1,215	242	—	(670)	787
Adjusted EBITDA	$22,468	$9,573	$(7,561)	$(8,819)	$15,661

Reconciliation of Working Capital	April 3, 2021	January 2, 2021
($ in thousands)
Total current assets	$858,435	$893,279
Less total current liabilities	(321,717)	(322,689)
Working capital	$536,718	$570,590

	Three months ended
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	April 3, 2021	March 28, 2020
($ in thousands)
Operating loss	$(25,059)	$(41,720)
General and administrative expenses	51,642	41,686
Depreciation, depletion, amortization and accretion	56,336	51,778
Gain on sale of property, plant and equipment	(1,769)	(1,917)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$81,150	$49,827
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	20.4%	14.6%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of April 3, 2021. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and

Chief Financial Officer concluded that, as of April 3, 2021, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of April 3, 2021. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2021, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12, "Commitments and Contingencies," to Summit Inc.’s unaudited consolidated financial statements is incorporated herein by reference.

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

10.1*†	Form of Performance Unit Award Notice and Agreement for Executives
10.2*†	Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers
10.3*†	Form of Restricted Stock Unit Award Notice and Agreement for Directors
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 11, 2021	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)