Form 10-Q
period 2021-07-03
Summit Materials, Inc.; Summit Materials, LLC
filed 2021-08-05
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
As of August 2, 2021, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,021,330 and 99, respectively.
As of August 2, 2021, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of July 3, 2021, its sole material asset was a 98.6% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 5 1/8% senior notes due 2025 (“2025 Notes”), our 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2025 Notes and the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and six months ended July 3, 2021 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

•declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities and other state agencies particularly if such are not augmented by federal funding or if the federal government fails to act on a highway infrastructure bill;
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
•climate change and climate change legislation or other regulations;
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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of July 3, 2021. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
Limited Partners
No voting rights in Summit Holdings (2)
1.4% of outstanding LP Units
General Partner
100% of voting power in Summit Holdings
98.6% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$300.0 million 2025 Notes
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$613.1 million term loan facility
100%
Guarantor Subsidiaries
100%
100%
Summit Materials Finance Corp. (4)
Non-Guarantor Subsidiaries
$300.0 million 2025 Notes
$300.0 million 2027 Notes
$700.0 million 2029 Notes

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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 3, 2021	January 2, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$469,097	$418,181
Accounts receivable, net	316,615	254,696
Costs and estimated earnings in excess of billings	28,717	8,666
Inventories	198,217	200,308
Other current assets	15,271	11,428
Total current assets	1,027,917	893,279
Property, plant and equipment, less accumulated depreciation, depletion and amortization (July 3, 2021 - $1,184,841 and January 2, 2021 - $1,132,925)	1,865,841	1,850,169
Goodwill	1,176,351	1,201,291
Intangible assets, less accumulated amortization (July 3, 2021 - $13,366 and January 2, 2021 - $11,864)	71,409	47,852
Deferred tax assets, less valuation allowance (July 3, 2021 - $1,675 and January 2, 2021 - $1,675)	226,722	231,877
Operating lease right-of-use assets	28,164	28,543
Other assets	55,981	55,000
Total assets	$4,452,385	$4,308,011
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	13,519	10,265
Accounts payable	152,285	120,813
Accrued expenses	150,154	160,570
Current operating lease liabilities	7,019	8,188
Billings in excess of costs and estimated earnings	12,524	16,499
Total current liabilities	341,855	322,689
Long-term debt	1,890,697	1,892,347
Acquisition-related liabilities	32,815	12,246
Tax receivable agreement liability	328,812	321,680
Noncurrent operating lease liabilities	22,316	21,500
Other noncurrent liabilities	140,968	121,281
Total liabilities	2,757,463	2,691,743
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 117,955,888 and 114,390,595 shares issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	1,180	1,145
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of July 3, 2021 and January 2, 2021	—	—
Additional paid-in capital	1,313,414	1,264,681
Accumulated earnings	360,914	326,772
Accumulated other comprehensive income	8,866	5,203
Stockholders’ equity	1,684,374	1,597,801
Noncontrolling interest in Summit Holdings	10,548	18,467
Total stockholders’ equity	1,694,922	1,616,268
Total liabilities and stockholders’ equity	$4,452,385	$4,308,011

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue:
Product	$527,800	$488,260	$882,034	$793,567
Service	90,730	86,980	134,977	124,079
Net revenue	618,530	575,240	1,017,011	917,646
Delivery and subcontract revenue	49,387	55,769	78,750	80,553
Total revenue	667,917	631,009	1,095,761	998,199
Cost of revenue (excluding items shown separately below):
Product	346,697	315,079	623,831	569,134
Service	71,632	68,660	111,829	107,184
Net cost of revenue	418,329	383,739	735,660	676,318
Delivery and subcontract cost	49,387	55,769	78,750	80,553
Total cost of revenue	467,716	439,508	814,410	756,871
General and administrative expenses	47,448	39,727	99,090	81,413
Depreciation, depletion, amortization and accretion	58,233	53,928	114,569	105,706
Gain on sale of property, plant and equipment	(1,403)	(2,214)	(3,172)	(4,131)
Operating income	95,923	100,060	70,864	58,340
Interest expense	24,216	25,608	48,402	53,426
Loss (gain) on sale of businesses	236	—	(15,432)	—
Other income, net	(4,695)	(1,616)	(9,584)	(1,527)
Income from operations before taxes	76,166	76,068	47,478	6,441
Income tax expense (benefit)	18,408	17,181	12,965	(5,720)
Net income	57,758	58,887	34,513	12,161
Net income attributable to Summit Holdings	1,099	1,823	371	76
Net income attributable to Summit Inc.	$56,659	$57,064	$34,142	$12,085
Earnings per share of Class A common stock:
Basic	$0.48	$0.50	$0.29	$0.11
Diluted	$0.48	$0.50	$0.29	$0.11
Weighted average shares of Class A common stock:
Basic	117,637,036	114,111,204	116,650,881	113,856,657
Diluted	118,585,398	114,137,857	117,832,026	114,252,268

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$57,758	$58,887	$34,513	$12,161
Other comprehensive income (loss):
Foreign currency translation adjustment	2,632	2,946	4,758	(5,413)
Less tax effect of other comprehensive (loss) income items	(553)	(721)	(999)	1,325
Other comprehensive income (loss)	2,079	2,225	3,759	(4,088)
Comprehensive income	59,837	61,112	38,272	8,073
Less comprehensive income (loss) attributable to Summit Holdings	1,195	1,900	467	(67)
Comprehensive income attributable to Summit Inc.	$58,642	$59,212	$37,805	$8,140

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	July 3, 2021	June 27, 2020
Cash flow from operating activities:
Net income	$34,513	$12,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	118,430	111,278
Share-based compensation expense	10,190	9,797
Net gain on asset and business disposals	(18,390)	(4,131)
Change in deferred tax asset, net	2,743	(8,175)
Other	92	1,244
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(60,829)	(28,969)
Inventories	(14,606)	(27,391)
Costs and estimated earnings in excess of billings	(21,475)	(30,557)
Other current assets	(3,925)	654
Other assets	4,927	6,420
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	26,858	15,410
Accrued expenses	(4,496)	4,681
Billings in excess of costs and estimated earnings	(2,031)	(1,253)
Tax receivable agreement liability	7,132	993
Other liabilities	(4,482)	(461)
Net cash provided by operating activities	74,651	61,701
Cash flow from investing activities:
Acquisitions, net of cash acquired	(7,271)	—
Purchases of property, plant and equipment	(132,723)	(105,724)
Proceeds from the sale of property, plant and equipment	6,806	6,607
Proceeds from sale of businesses	103,649	—
Other	(27)	1,629
Net cash used in investing activities	(29,566)	(97,488)
Cash flow from financing activities:
Payments on debt	(17,433)	(11,388)
Payments on acquisition-related liabilities	(8,378)	(9,703)
Proceeds from stock option exercises	31,766	310
Other	(417)	(907)
Net cash provided by (used in) financing activities	5,538	(21,688)
Impact of foreign currency on cash	293	(437)
Net increase (decrease) in cash	50,916	(57,912)
Cash and cash equivalents—beginning of period	418,181	311,319
Cash and cash equivalents—end of period	$469,097	$253,407

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income (loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net loss	(22,517)	—	—	—	—	—	—	(728)	(23,245)
LP Unit exchanges	—	—	711,794	7	—	—	4,744	(4,751)	—
Other comprehensive income, net of tax	—	1,635	—	—	—	—	—	45	1,680
Stock option exercises	—	—	863,338	9	—	—	15,911	—	15,920
Share-based compensation	—	—	—	—	—	—	5,363	—	5,363
Shares redeemed to settle taxes and other	—	—	678,605	6	—	—	(1,432)	—	(1,426)
Balance — April 3, 2021	$304,255	$6,838	116,644,332	$1,167	99	$—	$1,289,267	$13,033	$1,614,560
Net income	56,659	—	—	—	—	—	—	1,099	57,758
LP Unit exchanges	—	—	445,540	4	—	—	3,631	(3,635)	—
Other comprehensive income, net of tax	—	2,028	—	—	—	—	—	51	2,079
Stock option exercises	—	—	847,480	8	—	—	15,837	—	15,845
Share-based compensation	—	—	—	—	—	—	4,827	—	4,827
Shares redeemed to settle taxes and other	—	—	18,536	1	—	—	(148)	—	(147)
Balance - July 3, 2021	$360,914	$8,866	117,955,888	$1,180	99	$—	$1,313,414	$10,548	$1,694,922

Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net loss	(44,979)	—	—	—	—	—	—	(1,747)	(46,726)
LP Unit exchanges	—	—	196,542	2	—	—	1,132	(1,134)	—
Other comprehensive loss, net of tax	—	(6,093)	—	—	—	—	—	(220)	(6,313)
Stock option exercises	—	—	13,335	—	—	—	310	—	310
Share-based compensation	—	—	—	—	—	—	4,905	—	4,905
Shares redeemed to settle taxes and other	—	—	591,335	6	—	—	(1,096)	—	(1,090)
Balance — March 28, 2020	$143,826	$(2,645)	114,110,597	$1,142	99	$—	$1,239,271	$14,265	$1,395,859
Net income	57,064	—	—	—	—	—	—	1,823	58,887
Other comprehensive income, net of tax	—	2,148	—	—	—	—	—	77	2,225
Share-based compensation	—	—	—	—	—	—	4,892	—	4,892
Shares redeemed to settle taxes and other	—	—	1,351	—	—	—	—	—	—
Balance — June 27, 2020	$200,890	$(497)	114,111,948	$1,142	99	$—	$1,244,163	$16,165	$1,461,863

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of July 3, 2021, the results of operations for the three and six months ended July 3, 2021 and June 27, 2020 and cash flows for the six months ended July 3, 2021 and June 27, 2020.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended July 3, 2021 or June 27, 2020.

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

Prior Period Reclassifications — In the first half of 2021, we reclassified $29.4 million and $60.6 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the three and six months ended June 27, 2020, respectively, to conform to the current year presentation. In addition, we reclassified $2.2 million and $4.1 million of gain on sale of property, plant and equipment from general and administrative expenses to a separate line item included within operating loss, also to conform to the current year presentation. Lastly, we reclassified $0.3 million and $1.1 million of transaction costs from its own line item within operating income into general and administrative expenses for the three and six months ended June 27, 2020, respectively, to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and had no material impact on previously reported operating income or Adjusted EBITDA, a non-GAAP measure described in Note 14, Segment Information, below.

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

	Six months ended	Year ended
	July 3, 2021	January 2, 2021
West	—	2
East	2	1

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the six months ended July 3, 2021, as well as the acquisitions completed during 2020 that occurred after June 27, 2020, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Year ended
	July 3, 2021	January 2, 2021
Financial assets	$—	$8,696
Inventories	173	2,856
Property, plant and equipment	7,786	130,042
Intangible assets	702	—
Other assets	—	2,790
Financial liabilities	(96)	(4,469)
Other long-term liabilities	(145)	(16,069)
Net assets acquired	8,420	123,846
Goodwill	—	—
Purchase price	8,420	123,846
Acquisition-related liabilities	(1,149)	—
Other	—	(369)
Net cash paid for acquisitions	$7,271	$123,477

Changes in the carrying amount of goodwill, by reportable segment, from January 2, 2021 to July 3, 2021 are summarized as follows:

	West	East	Cement	Total
Balance—January 2, 2021	$586,209	$410,426	$204,656	$1,201,291
Dispositions (1)	(16,222)	(10,520)	—	(26,742)
Foreign currency translation adjustments	1,802	—	—	1,802
Balance—July 3, 2021	$571,789	$399,906	$204,656	$1,176,351
_______________________________________________________________________
(1) Reflects goodwill derecognition from dispositions completed during the six months ended July 3, 2021.

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

	July 3, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$33,671	$(1,876)	$31,795	$33,671	$(1,207)	$32,464
Mineral leases	19,927	(8,143)	11,784	19,225	(7,571)	11,654
Reserve rights	25,586	(2,917)	22,669	6,234	(2,504)	3,730
Other	5,591	(430)	5,161	586	(582)	4
Total intangible assets	$84,775	$(13,366)	$71,409	$59,716	$(11,864)	$47,852

Amortization expense totaled $0.9 million and $1.8 million for the three and six months ended July 3, 2021, respectively, and $0.9 million and $1.6 million for the three and six months ended June 27, 2020, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to July 3, 2021 is as follows:

2021 (six months)	$2,072
2022	4,152
2023	4,018
2024	3,923
2025	3,878
2026	3,734
Thereafter	49,632
Total	$71,409

In the first half of 2021, as part of the Company's strategy to rationalize assets, the Company sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a total gain on disposition of $15.4 million.

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

Revenue by product for the three and six months ended July 3, 2021 and June 27, 2020 is as follows:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue by product*:
Aggregates	$153,496	$129,989	$270,884	$226,150
Cement	82,169	73,293	120,308	106,156
Ready-mix concrete	183,861	167,882	342,094	309,586
Asphalt	93,935	104,661	122,310	127,867
Paving and related services	102,080	110,829	145,295	144,255
Other	52,376	44,355	94,870	84,185
Total revenue	$667,917	$631,009	$1,095,761	$998,199
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of July 3, 2021 and January 2, 2021:

	July 3, 2021	January 2, 2021
Trade accounts receivable	$258,192	$191,871
Construction contract receivables	47,672	47,179
Retention receivables	14,826	18,824
Receivables from related parties	434	1,339
Accounts receivable	321,124	259,213
Less: Allowance for doubtful accounts	(4,509)	(4,517)
Accounts receivable, net	$316,615	$254,696

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of July 3, 2021 and January 2, 2021:

	July 3, 2021	January 2, 2021
Aggregate stockpiles	$130,525	$137,938
Finished goods	36,296	32,993
Work in process	7,044	9,281
Raw materials	24,352	20,096
Total	$198,217	$200,308

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 3, 2021 and January 2, 2021:

	July 3, 2021	January 2, 2021
Interest	$24,510	$21,860
Payroll and benefits	34,139	46,026
Finance lease obligations	19,361	24,601
Insurance	20,073	18,355
Non-income taxes	21,156	15,669
Deferred asset purchase payments	4,167	9,749
Professional fees	1,526	828
Other (1)	25,222	23,482
Total	$150,154	$160,570
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of July 3, 2021 and January 2, 2021:

	July 3, 2021	January 2, 2021
Term Loan, due 2024:
$613.1 million and $616.3 million, net of $0.8 million and $0.9 million discount at July 3, 2021 and January 2, 2021, respectively	$612,362	$615,425
5 1⁄8% Senior Notes, due 2025	300,000	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,912,362	1,915,425
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,906,008	$1,909,071

The contractual payments of long-term debt, including current maturities, for the five years subsequent to July 3, 2021, are as follows:

2021 (six months)	$3,177
2022	6,354
2023	6,354
2024	597,252
2025	300,000
2026	—
Thereafter	1,000,000
Total	1,913,137
Less: Original issue net discount	(775)
Less: Capitalized loan costs	(15,311)
Total debt	$1,897,051

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

As of July 3, 2021 and January 2, 2021, the Company was in compliance with all financial covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of July 3, 2021 and January 2, 2021, with borrowing capacity of $329.1 million remaining as of July 3, 2021, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of July 3, 2021 and January 2, 2021, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
The following table presents the activity for the deferred financing fees for the six months ended July 3, 2021 and June 27, 2020:

Deferred financing fees
Balance—January 2, 2021	$18,367
Amortization	(1,673)
Balance—July 3, 2021	$16,694

Balance—December 28, 2019	$15,436
Amortization	(1,665)
Balance—June 27, 2020	$13,771

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of July 3, 2021 or January 2, 2021.

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

Our income tax expense was $18.4 million and $13.0 million in the three and six months ended July 3, 2021, respectively, and our income tax expense (benefit) was $17.2 million and $(5.7) million in the three and six months ended June 27, 2020, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million.

As of July 3, 2021 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and six months ended July 3, 2021 and June 27, 2020.

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

In the six months ended July 3, 2021, 1,157,334 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $8.4 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an adjustment to additional paid in capital. As of July 3, 2021 and January 2, 2021, we had recorded $328.8 million and $321.7 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the six months ended July 3, 2021 and June 27, 2020.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income attributable to Summit Inc.	$56,659	$57,064	$34,142	$12,085

Weighted average shares of Class A stock outstanding
Add: Nonvested restricted stock awards of retirement eligible shares	200,575	—	227,048	—
Add: Weighted average shares of Class A stock outstanding	117,436,461	114,111,204	116,423,833	113,856,657
Weighted average basic shares outstanding	117,637,036	114,111,204	116,650,881	113,856,657
Basic earnings per share	$0.48	$0.50	$0.29	$0.11

Diluted net income attributable to Summit Inc.	$56,659	$57,064	$34,142	$12,085

Weighted average shares of Class A stock outstanding	117,436,461	114,111,204	116,423,833	113,856,657
Add: stock options	270,392	—	379,129	2,010
Add: warrants	15,270	—	18,539	—
Add: restricted stock units	681,927	26,653	838,672	371,040
Add: performance stock units	181,348	—	171,853	22,561
Weighted average dilutive shares outstanding	118,585,398	114,137,857	117,832,026	114,252,268
Diluted earnings per share	$0.48	$0.50	$0.29	$0.11

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Antidilutive shares:
LP Units	1,885,789	3,053,115	2,249,499	3,103,672
Time-vesting stock options	—	2,107,359	—	—
Warrants	—	100,037	—	100,037
Time-vesting restricted stock units	—	—	—	—
Market-based restricted stock units	—	446,670	—	—

9.STOCKHOLDERS’ EQUITY
During the six months ended July 3, 2021 and June 27, 2020, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	1,157,334	(1,157,334)	—
Stock option exercises	1,710,818	—	1,710,818
Other equity transactions	697,141	—	697,141
Balance — July 3, 2021	117,955,888	1,715,836	119,671,724	98.6%

Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	196,542	(196,542)	—
Stock option exercises	13,335	—	13,335
Other equity transactions	592,686	—	592,686
Balance — June 27, 2020	114,111,948	3,053,115	117,165,063	97.4%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.4% and 2.5% as of July 3, 2021 and January 2, 2021, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — January 2, 2021	$533	$4,670	$5,203
Foreign currency translation adjustment, net of tax	—	3,663	3,663
Balance — July 3, 2021	$533	$8,333	$8,866

Balance — December 28, 2019	$2,171	$1,277	$3,448
Foreign currency translation adjustment, net of tax	—	(3,945)	(3,945)
Balance — June 27, 2020	$2,171	$(2,668)	$(497)

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	July 3, 2021	June 27, 2020
Cash payments:
Interest	$41,023	$49,569
Payments for income taxes, net	5,579	738
Operating cash payments on operating leases	2,482	5,343
Operating cash payments on finance leases	563	1,599
Finance cash payments on finance leases	4,219	7,193
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$2,348	$2,535
Right of use assets obtained in exchange for finance leases obligations	—	10,426
Exchange of LP Units to shares of Class A common stock	33,981	4,648

11.LEASES

We lease construction and office equipment, distribution facilities and office space. Leases with an initial term of 12 months or less, including month to month leases, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight line basis over the lease term. For lease agreements we have entered into or reassessed we combine lease and nonlease components. While we also own mineral leases for mining operations, those leases are outside the scope of ASU No. 2016-2, Leases (Topic 842). Assets acquired under finance leases are included in property, plant and equipment.

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

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$1,693	$2,491	$3,420	$5,098
Variable lease cost	101	106	173	163
Short-term lease cost	10,843	10,414	18,144	19,034
Financing lease cost:
Amortization of right-of-use assets	2,617	3,129	5,667	5,868
Interest on lease liabilities	557	778	1,214	1,549
Total lease cost	$15,811	$16,918	$28,618	$31,712

			July 3, 2021	January 2, 2021
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$28,164	$28,543

Current operating lease liabilities			$7,019	$8,188
Noncurrent operating lease liabilities			22,316	21,500
Total operating lease liabilities			$29,335	$29,688
Finance leases:
Property and equipment, gross			$72,429	$92,679
Less accumulated depreciation			(28,482)	(32,828)
Property and equipment, net			$43,947	$59,851

Current finance lease liabilities			$19,361	$24,601
Long-term finance lease liabilities			21,085	31,727
Total finance lease liabilities			$40,446	$56,328

Weighted average remaining lease term (years):
Operating leases			9.3	8.5
Finance lease			2.5	2.4

Weighted average discount rate:
Operating leases			5.0%	5.5%
Finance lease			5.2%	5.4%

Maturities of lease liabilities were as follows:
			Operating Leases	Finance Leases
2021 (six months)			$4,401	$9,257
2022			7,035	18,669
2023			5,486	7,352
2024			3,456	3,207
2025			2,334	2,580
2026			2,014	988
Thereafter			12,809	1,843
Total lease payments			37,535	43,896
Less imputed interest			(8,200)	(3,450)
Present value of lease payments			$29,335	$40,446

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of July 3, 2021 and January 2, 2021, $32.5 million and $33.6 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $11.0 million and $10.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of July 3, 2021 and January 2, 2021 were $110.1 million and $112.8 million, respectively.

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

The fair value of contingent consideration as of July 3, 2021 and January 2, 2021 was:

	July 3, 2021	January 2, 2021
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$554	$654
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,160	$1,209

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of July 3, 2021 and June 27, 2020.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of July 3, 2021 and January 2, 2021 was:

	July 3, 2021		January 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,973,479	$1,912,362	$1,971,087	$1,915,425
Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,965	12,965	9,611	9,611
Long term portion of deferred consideration and noncompete obligations(3)	31,655	31,655	11,037	11,037
(1)$6.4 million was included in current portion of debt as of July 3, 2021 and January 2, 2021.
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
The following tables display selected financial data for the Company’s reportable business segments as of July 3, 2021 and January 2, 2021 and for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue*:
West	$337,968	$332,481	$589,101	$528,706
East	244,127	222,866	380,169	355,906
Cement	85,822	75,662	126,491	113,587
Total revenue	$667,917	$631,009	$1,095,761	$998,199
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income from operations before taxes	$76,166	$76,068	$47,478	$6,441
Interest expense	24,216	25,608	48,402	53,426
Depreciation, depletion and amortization	57,523	53,347	113,093	104,548
Accretion	710	581	1,476	1,158
Loss (gain) on sale of businesses	236	—	(15,432)	—
Non-cash compensation	4,827	4,892	10,190	9,797
Other	114	(583)	319	204
Total Adjusted EBITDA	$163,792	$159,913	$205,526	$175,574

Total Adjusted EBITDA by Segment:
West	$78,771	$78,943	$119,419	$101,411
East	57,284	53,384	69,029	62,957
Cement	39,422	35,647	41,921	28,086
Corporate and other	(11,685)	(8,061)	(24,843)	(16,880)
Total Adjusted EBITDA	$163,792	$159,913	$205,526	$175,574

	Six months ended
	July 3, 2021	June 27, 2020
Purchases of property, plant and equipment
West	$66,545	$32,514
East	55,991	62,697
Cement	9,762	9,556
Total reportable segments	132,298	104,767
Corporate and other	425	957
Total purchases of property, plant and equipment	$132,723	$105,724

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Depreciation, depletion, amortization and accretion:
West	$25,351	$22,165	$50,491	$43,965
East	21,554	21,394	43,497	42,490
Cement	10,227	9,377	18,376	17,270
Total reportable segments	57,132	52,936	112,364	103,725
Corporate and other	1,101	992	2,205	1,981
Total depreciation, depletion, amortization and accretion	$58,233	$53,928	$114,569	$105,706

	July 3, 2021	January 2, 2021
Total assets:
West	$1,571,730	$1,503,382
East	1,317,027	1,303,742
Cement	868,962	850,835
Total reportable segments	3,757,719	3,657,959
Corporate and other	694,666	650,052
Total	$4,452,385	$4,308,011

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and six months ended July 3, 2021 as compared to the three and six months ended June 27, 2020, and certain other highlights include:

•Net revenue increased $43.3 million and $99.4 million in the three and six months ended July 3, 2021, respectively, primarily resulting from organic growth.
•Our operating income decreased $4.1 million and increased $12.5 million in the three and six months ended July 3, 2021, respectively. Less favorable weather conditions, notably in Texas, negatively impacted our operating efficiencies and as a result operating income in 2021, while favorable weather conditions were present in 2020 and therefore benefited operating income in the second quarter of 2020.
•In the first half of 2021, the Company sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a total gain on disposition of $15.4 million.
•In the three and six months ended July 3, 2021, sales volume increased 14.7% and 17.3% in aggregates, 8.3% and 9.9% in cement, 6.3% and 6.9% in ready-mix concrete and declined (11.3)% and (6.1)% in asphalt, respectively.

Results of Operations

In late 2019, the COVID-19 virus was first reported to have surfaced, and began impacting countries around the world. However, in all of our markets, construction activities were deemed essential businesses and we continued to operate while many businesses were forced to close or reduce operations. During the first half of each of 2021 and 2020, our operating markets remained substantially unaffected by COVID-19. We continue to monitor our operations, the operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented work-from-home protocols at all of our administrative locations late in the first quarter of 2020, and while some locations have returned, other locations, including our headquarters location, continue to work remotely. In addition, we implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

In 2020, approximately 61% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. Funding for public infrastructure projects as been announced as a high priority for the federal government in 2021, but no action has been taken to date.

As of July 3, 2021, we had $469.1 million in cash and cash equivalents, and we have remaining borrowing capacity on our senior secured revolving credit facility of $329.1 million, providing us with liquidity that we believe to be adequate to meet our obligations for the next twelve months.

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

Operating income (loss) reflects our profit from operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and gain on sale of property, plant and equipment. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As organic volumes increase, we expect our general and administrative costs as a percentage of revenue to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended July 3, 2021 and June 27, 2020.

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
($ in thousands)
Net revenue	$618,530	$575,240	$1,017,011	$917,646
Delivery and subcontract revenue	49,387	55,769	78,750	80,553
Total revenue	667,917	631,009	1,095,761	998,199
Cost of revenue (excluding items shown separately below)	467,716	439,508	814,410	756,871
General and administrative expenses	47,448	39,727	99,090	81,413
Depreciation, depletion, amortization and accretion	58,233	53,928	114,569	105,706
Gain on sale of property, plant and equipment	(1,403)	(2,214)	(3,172)	(4,131)
Operating income	95,923	100,060	70,864	58,340
Interest expense	24,216	25,608	48,402	53,426
Loss (gain) on sale of businesses	236	—	(15,432)	—
Other income, net	(4,695)	(1,616)	(9,584)	(1,527)
Income from operations before taxes	76,166	76,068	47,478	6,441
Income tax expense (benefit)	18,408	17,181	12,965	(5,720)
Net income	$57,758	$58,887	$34,513	$12,161

In the first half of 2021, we reclassified $29.4 million and $60.6 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the three and six months ended June 27, 2020, respectively, to conform to the current year presentation. In addition, we reclassified $2.2 million and $4.1 million of gain on sale of property, plant and equipment from general and administrative expenses to a separate line item included within operating loss, also to conform to the current year presentation. Lastly, we reclassified $0.3 million and $1.1 million of transaction costs from its own line item within operating loss into general and administrative expenses for the three and six months ended June 27, 2020, respectively, to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and had no impact on previously reported operating income, as well as certain non-GAAP measures defined below, such as Adjusted EBITDA, or Adjusted EBITDA Margin, however Adjusted Cash Gross Profit and Adjusted Cash Gross Profit Margin were reduced.

Three and six months ended July 3, 2021 compared to the three and six months ended June 27, 2020

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Net revenue	$618,530	$575,240	$43,290	7.5%	$1,017,011	$917,646	$99,365	10.8%
Operating income	95,923	100,060	(4,137)	(4.1)%	70,864	58,340	12,524	21.5%
Operating margin percentage	15.5%	17.4%			7.0%	6.4%
Adjusted EBITDA (1)	$163,792	$159,913	$3,879	2.4%	$205,526	$175,574	$29,952	17.1%
Adjusted EBITDA Margin (1)	26.5%	27.8%			20.2%	19.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $43.3 million in the three months ended July 3, 2021, due to acquisition revenue in the West segment and organic revenue increases across all segments. Net revenue increased by $32.4 million, $7.2 million and $3.8 million from increased sales of materials, products and services, respectively. We experienced organic volume growth of 2.7%, 8.3% and 6.3% in aggregates, cement and ready-mix concrete lines of business, respectively, partially offset by a decline of 11.3% in asphalt. The decline in organic asphalt volumes was primarily due to a divestiture of a paving business in our West segment. We achieved organic price growth across all lines of business during the second quarter of 2021. Additional detail about the impact of acquisitions and divestitures on each segment is presented below.

Net revenue increased $99.4 million in the six months ended July 3, 2021, primarily resulting from a mix of organic and acquisition growth in our aggregates operations and organic growth in our ready-mix concrete operations. Of the increase in net revenue, $58.9 million was from increased sales of materials, $29.6 million was from increased sales of products and $10.9 million from increased service revenue. We generated organic volume growth of 4.6%, 9.9% and 6.9% in aggregates, cement and ready-mix concrete, respectively, offset by a 6.1% decline in asphalt primarily due to the divestiture of a paving business in our West segment in May 2021. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 2.7%, 2.1%, 3.4% and 1.6%, respectively, during the first six months of 2021.

Operating income decreased by $4.1 million in the second quarter of 2021 as compared to the second quarter of 2020, primarily as our net revenue gains trailed increases in our cost of revenue, general and administrative expenses and depreciation, depletion, amortization and accretion expenses. Our general and administrative expenses increased $7.7 million in the second quarter of 2021 as compared to same period a year ago primarily due to an increase in consulting fees as we seek to optimize organizational efficiencies and increases in other professional fees. Our operating income in the West segment was reduced as costs of revenue, notably in Texas, exceeded our increases in net revenue due to inefficiencies caused by weather conditions being less favorable in 2021 than in 2020. In addition, depreciation, depletion, amortization and accretion expense increased by $4.3 million over the prior year amount.

Operating income increased by $12.5 million in the first six months of 2021 as compared to the first six months of 2020, primarily as net revenue gains exceeded increases in costs of revenue, general and administrative expenses and depreciation, depletion, amortization and accretion expenses. Our general and administrative expenses increased $17.7 million in the first half of 2021 as compared to the same period a year ago due to $3.4 million in severance related costs, an increase in consulting fees as we seek to optimize organizational efficiencies and increases in other professional fees. In addition, depreciation, depletion, amortization and accretion expense increased by $8.9 million over the prior year amount.

Our operating margin percentage for the three and six months ended July 3, 2021 decreased from 17.4% to 15.5% and increased from 6.4% to 7.0%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $3.9 million and $30.0 million in the three and six months ended July 3, 2021, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Revenue by product*:
Aggregates	$194,595	$165,648	$28,947	17.5%	$338,389	$287,121	$51,268	17.9%
Cement	84,673	76,106	8,567	11.3%	124,376	110,864	13,512	12.2%
Ready-mix concrete	183,936	167,964	15,972	9.5%	342,272	309,773	32,499	10.5%
Asphalt	100,626	111,519	(10,893)	(9.8)%	131,851	137,465	(5,614)	(4.1)%
Paving and related services	175,898	192,060	(16,162)	(8.4)%	237,706	238,134	(428)	(0.2)%
Other	(71,811)	(82,288)	10,477	12.7%	(78,833)	(85,158)	6,325	7.4%
Total revenue	$667,917	$631,009	$36,908	5.8%	$1,095,761	$998,199	$97,562	9.8%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three months ended
	July 3, 2021		June 27, 2020
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	17,091	$11.39	14,901	$11.12	14.7%	2.4%
Cement	708	119.64	654	116.29	8.3%	2.9%
Ready-mix concrete	1,534	119.94	1,443	116.41	6.3%	3.0%
Asphalt	1,557	59.87	1,755	59.48	(11.3)%	0.7%

	Six months ended
	July 3, 2021		June 27, 2020
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	30,600	$11.06	26,093	$11.00	17.3%	0.5%
Cement	1,048	118.68	954	116.26	9.9%	2.1%
Ready-mix concrete	2,872	119.18	2,686	115.31	6.9%	3.4%
Asphalt	2,031	59.91	2,163	58.99	(6.1)%	1.6%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $28.9 million and $51.3 million in the three and six months ended July 3, 2021, respectively. In the first half of 2021, we had solid increases in aggregate volumes in most of our markets, except for slight decreases in Kansas and Missouri as wind farm and flood repair volumes in the first half of 2020 did not repeat in 2021. In the three months ended July 3, 2021, our aggregate volumes increased due to both acquisition and organic volumes, with organic growth in both the West and East segments. Organic aggregate volumes increased 4.6% in the first six months of 2021 as compared to the same period a year ago, primarily due to increases in the Intermountain West, Virginia and British Columbia markets. Aggregate average sales prices of $11.06 per ton increased 0.5% in the first six months of 2021 as compared to the first six months of 2020, primarily due to higher priced products in the Intermountain West and South Texas markets.

Revenue from cement increased $8.6 million and $13.5 million in the three and six months ended July 3, 2021, respectively. In the three and six months ended July 3, 2021, organic cement volumes increased 8.3% and 9.9%, respectively, and organic cement average sales prices increased 2.9% and 2.1%, respectively, as compared to the same period in the prior year.

Revenue from ready-mix concrete increased $16.0 million and $32.5 million in the three and six months ended July 3, 2021, respectively. In the three and six months ended July 3, 2021, our ready-mix volumes increased 6.3% and 6.9%, respectively, and our average sales prices increased 3.0% and 3.4%, respectively. These volume and price increases for the six months ended July 3, 2021 occurred primarily in our Intermountain West and North Texas markets while our price increase was primarily in the Intermountain West market.

Revenue from asphalt decreased $10.9 million and $5.6 million in the three and six months ended July 3, 2021, respectively, primarily due to the divestiture of our paving business in Texas in May 2021. In the first six months of 2021, organic pricing increased 1.6%, with strong pricing gains in the Kansas and South Texas geographies. Further, in the first six months of 2021, we had strong asphalt volume increases in Kentucky, as 2020 volumes had been negatively impacted by COVID-19.

Other Financial Information

Gain (Loss) on Sale of business

In the first half of 2021, as part of the Company's strategy to rationalize assets, the Company sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a net gain on disposition of $15.4 million.

Income Tax Expense

Our income tax expense was $18.4 million and $13.0 million in the three and six months ended July 3, 2021, respectively, and our income tax expense (benefit) was $17.2 million and $(5.7) million in the three and six months ended June 27, 2020, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. Additionally, in the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of July 3, 2021 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Net revenue	$313,617	$299,024	$14,593	4.9%	$548,361	$483,516	$64,845	13.4%
Operating income	53,209	56,654	(3,445)	(6.1)%	68,266	57,008	11,258	19.7%
Operating margin percentage	17.0%	18.9%			12.4%	11.8%
Adjusted EBITDA (1)	$78,771	$78,943	$(172)	(0.2)%	$119,419	$101,411	$18,008	17.8%
Adjusted EBITDA Margin (1)	25.1%	26.4%			21.8%	21.0%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $14.6 million and $64.8 million in the three and six months ended July 3, 2021, respectively, primarily due to increases in net revenues in aggregates and ready-mix concrete. Organic aggregate volumes increased 8.5% in the first six months of 2021 as compared to the first six months of 2020, and organic aggregates average sales prices increased 3.2%, primarily due to product mix. Organic ready-mix concrete volumes increased 13.6% and our organic ready-mix concrete average sales prices increased 3.4%. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate.

The West segment’s operating income decreased $3.4 million and increased $11.3 million in the three and six months ended July 3, 2021, respectively. Adjusted EBITDA decreased $0.2 million and increased $18.0 million and Adjusted EBITDA Margin decreased to 25.1% from 26.4% and increased to 21.8% from 21.0% in the three and six months ended July 3, 2021, respectively. The decreases in operating income, Adjusted EBITDA and Adjusted EBITDA Margin for the second quarter of 2021 occurred as the weather conditions in 2021 in Texas were less favorable as compared to 2020, which has resulted in operational inefficiencies. The operating margin percentage in the West segment decreased in the second quarter of 2021 due to the weather conditions noted above, yet the operating margin in the first half of 2021 increased slightly over 2020 levels.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Revenue by product*:
Aggregates	$87,485	$65,924	$21,561	32.7%	$159,623	$117,525	$42,098	35.8%
Ready-mix concrete	141,501	122,467	19,034	15.5%	268,487	228,694	39,793	17.4%
Asphalt	59,464	81,202	(21,738)	(26.8)%	87,152	104,632	(17,480)	(16.7)%
Paving and related services	103,768	132,306	(28,538)	(21.6)%	150,657	165,573	(14,916)	(9.0)%
Other	(54,250)	(69,418)	15,168	21.9%	(76,818)	(87,718)	10,900	12.4%
Total revenue	$337,968	$332,481	$5,487	1.7%	$589,101	$528,706	$60,395	11.4%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and six months ended July 3, 2021 from the three and six months ended June 27, 2020 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	29.7%	2.3%	34.8%	0.8%
Ready-mix concrete	13.2%	2.2%	13.6%	3.4%
Asphalt	(25.8)%	1.7%	(17.3)%	3.0%

Revenue from aggregates in the West segment increased $21.6 million and $42.1 million in the three and six months ended July 3, 2021, respectively, due to an increase in aggregates and ready-mix concrete sales volumes. In the three months ended July 3, 2021, aggregate volumes increased 29.7%, primarily due to acquisition related volumes in South Texas and Vancouver, as well as organic volume increases in our Intermountain West markets, partially offset by decreases in organic volumes in North Texas. In the six months ended July 3, 2021, the increases in aggregates volumes occurred in all of our markets which had organic growth coupled with increased acquisition volumes. Aggregates pricing for the three and six months ended July 3, 2021 increased 2.3% and 0.8%, respectively, when compared to the same period in 2020 due to prices increases and market demand, offset by the impact of lower prices on acquisition related volumes.

Revenue from ready-mix concrete in the West segment increased $19.0 million and $39.8 million in the three and six months ended July 3, 2021, respectively. For the three and six months ended July 3, 2021, organic ready-mix concrete prices increased 2.2% and 3.4%, respectively. For the three and six months ended July 3, 2021, our ready-mix concrete organic volumes increased 13.2% and 13.6%, respectively, as there were strong volume increases in the Intermountain geographies. We continue to see strong residential volumes in the South Texas and Intermountain West areas.

In May 2021, we divested our paving business in South Texas, which reduced our volumes and revenues subsequent to the closing date. Revenue from asphalt in the West segment decreased $21.7 million and $17.5 million in the three and six months ended July 3, 2021, respectively. For the three and six months ended July 3, 2021, asphalt volumes decreased 25.8% and 17.3%, respectively. Average sales prices for asphalt increased 1.7% and 3.0% in the three and six months ended July 3, 2021, respectively. Revenue for paving and related services in the West segment decreased by $28.5 million and $14.9 million in the three and six months ended July 3, 2021, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 3, 2021 was approximately $53.3 million and $11.1 million, respectively.

East Segment

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Net revenue	$219,091	$200,554	$18,537	9.2%	$342,159	$320,543	$21,616	6.7%
Operating income	34,605	31,482	3,123	9.9%	24,231	19,718	4,513	22.9%
Operating margin percentage	15.8%	15.7%			7.1%	6.2%
Adjusted EBITDA (1)	$57,284	$53,384	$3,900	7.3%	$69,029	$62,957	$6,072	9.6%
Adjusted EBITDA Margin (1)	26.1%	26.6%			20.2%	19.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $18.5 million and $21.6 million in the three and six months ended July 3, 2021, respectively, as compared to the same period a year ago, as the increases in aggregates, asphalt and paving and related services exceeded a decrease in ready-mix concrete revenues. Operating income increased $3.1 million and $4.5 million in the three and six months ended July 3, 2021, respectively, primarily due to net revenue gains in excess of increases in our cost of revenue. Adjusted EBITDA increased $3.9 million and $6.1 million in the three and six months ended July 3, 2021, respectively, and Adjusted EBITDA Margin decreased to 26.1% from 26.6% and increased to 20.2% from 19.6% in the three and six months ended July 3, 2021, respectively, as compared to the same period a year ago.

Operating margin percentage for the three and six months ended July 3, 2021 increased to 15.8% from 15.7% and to 7.1% from 6.2%, respectively, from the comparable period a year ago, due to the items noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Revenue by product*:
Aggregates	$107,110	$99,724	$7,386	7.4%	$178,766	$169,596	$9,170	5.4%
Ready-mix concrete	42,435	45,497	(3,062)	(6.7)%	73,785	81,079	(7,294)	(9.0)%
Asphalt	41,162	30,317	10,845	35.8%	44,699	32,833	11,866	36.1%
Paving and related services	72,130	59,754	12,376	20.7%	87,049	72,561	14,488	20.0%
Other	(18,710)	(12,426)	(6,284)	(50.6)%	(4,130)	(163)	(3,967)	(2,433.7)%
Total revenue	$244,127	$222,866	$21,261	9.5%	$380,169	$355,906	$24,263	6.8%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended July 3, 2021 from the three and six months ended June 27, 2020 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	3.4%	3.8%	3.1%	2.2%
Ready-mix concrete	(11.4)%	5.3%	(11.7)%	3.2%
Asphalt	27.3%	0.6%	29.2%	(0.4)%

Revenue from aggregates in the East segment increased $7.4 million and $9.2 million in the three and six months ended July 3, 2021, respectively. Aggregate volumes in the first six months of 2021 increased 3.1%, primarily due to organic growth in Virginia and the Carolinas, which offset organic declines in our Kansas markets as volumes related to wind farm projects decreased. Aggregates organic pricing increased 4.6% and 2.7% in the three and six months ended July 3, 2021, respectively, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $3.1 million and $7.3 million in the three and six months ended July 3, 2021, respectively, as compared to the same period in 2020, as our realized price increases of 5.3% and

3.2%, respectively, were not enough to overcome volume decreases. In the three and six months ended July 3, 2021, ready-mix concrete volumes decreased 11.4% and decreased 11.7%, respectively, compared to prior year levels primarily due to lower volumes in Kansas as wind farm projects in 2020 were not fully replaced in 2021.

Revenue from asphalt increased $10.8 million and $11.9 million in the three and six months ended July 3, 2021, respectively, when compared to the same period in 2020. The increase was mainly attributable to higher volumes in Kentucky, where our volumes in 2020 were impacted by decreased volumes due to COVID-19, as well as increases in Kansas and Virginia. Asphalt pricing decreased 0.4% in the six months ended July 3, 2021, due to product mix. Paving and related service revenue increased $12.4 million and $14.5 million in the three and six months ended July 3, 2021, respectively, primarily due to increased activity in Virginia and higher volumes in Kentucky, where our volumes in 2020 were negatively impacted by COVID-19.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 3, 2021 was approximately $5.8 million and $7.9 million, respectively.

Cement Segment

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Net revenue	$85,822	$75,662	$10,160	13.4%	$126,491	$113,587	$12,904	11.4%
Operating income	25,801	26,094	(293)	(1.1)%	15,755	10,604	5,151	48.6%
Operating margin percentage	30.1%	34.5%			12.5%	9.3%
Adjusted EBITDA (1)	$39,422	$35,647	$3,775	10.6%	$41,921	$28,086	$13,835	49.3%
Adjusted EBITDA Margin (1)	45.9%	47.1%			33.1%	24.7%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $10.2 million and $12.9 million primarily due to increased organic cement volumes of 8.3% and 9.9% in the three and six months ended July 3, 2021, respectively. Our Green America Recycling facility, which provides fuel for one of our plants, is not yet fully operational and as such, revenue from that facility is below 2020 levels for the six months ended July 3, 2021. We expect this facility to be fully operational in September 2021.

Operating income decreased $0.3 million and increased $5.2 million during the three and six months ended July 3, 2021, respectively. Adjusted EBITDA increased $3.8 million and $13.8 million and Adjusted EBITDA Margin decreased to 45.9% from 47.1% and increased to 33.1% from 24.7% in the three and six months ended July 3, 2021, respectively. In the first half of 2021, we received $1.2 million in insurance proceeds relative to property, plant and equipment that was destroyed in the recycling plant explosion that occurred in April 2020, which was recorded as gain on sale of assets. In addition, we received $7.9 million in business interruption insurance proceeds in the first half of 2021, which was recorded as other income.

Operating margin percentage for the three and six months ended July 3, 2021 decreased to 30.1% from 34.5% and increased to 12.5% from 9.3%, respectively, from the comparable period a year ago. The decrease in operating margin in the second quarter of 2021 was primarily due to increased levels of repair and maintenance costs due to the timing of planned shutdowns, as well as lower levels of incentive compensation in the second quarter of 2020. The increased operating margin for the six months ended July 3, 2021 was primarily due to the same factors noted above. Production levels in the three and six months of 2021 were slightly higher than in 2020.

Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	July 3, 2021	June 27, 2020	Variance		July 3, 2021	June 27, 2020	Variance
Revenue by product*:
Cement	$84,673	$76,106	$8,567	11.3%	$124,376	$110,864	$13,512	12.2%
Other	1,149	(444)	1,593	(358.8)%	2,115	2,723	(608)	(22.3)%
Total revenue	$85,822	$75,662	$10,160	13.4%	$126,491	$113,587	$12,904	11.4%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended July 3, 2021 from the three and six months ended June 27, 2020 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	8.3%	2.9%	9.9%	2.1%

Revenue from cement increased $8.6 million and $13.5 million in the three and six months ended July 3, 2021, respectively, due to volume increases of 8.3% and 9.9%, respectively, supplemented by organic cement pricing gains in the three and six months ended July 3, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. In addition to our current sources of liquidity, we have access to liquidity through public offerings of shares of our Class A common stock. To facilitate such offerings, in January 2020, we filed a shelf registration statement with the SEC that will expire in January 2023. The amount of Class A common stock to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific limit on the amount we may issue. The specifics of any future offerings, along with the use of the proceeds thereof, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

As of July 3, 2021, we had $469.1 million in cash and cash equivalents and $686.1 million of working capital compared to $418.2 million and $570.6 million, respectively, at January 2, 2021. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of July 3, 2021 or January 2, 2021. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $329.1 million as of July 3, 2021, which is net of $15.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

As of July 3, 2021 and January 2, 2021, our long-term borrowings totaled $1.9 billion for which we incurred $21.2 million and $42.4 million of interest expense for the three and six months ended July 3, 2021, respectively, and $22.5 million and $46.9 million for the three and six months ended June 27, 2020, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of July 3, 2021.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of July 3, 2021, we were in compliance with all debt covenants. At July 3, 2021 and January 2, 2021, $1.9 billion of total debt was outstanding under our respective debt agreements.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended July 3, 2021 and June 27, 2020:

	Summit Inc.
($ in thousands)	July 3, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$74,651	$61,701
Investing activities	(29,566)	(97,488)
Financing activities	5,538	(21,688)

Operating activities

During the six months ended July 3, 2021, cash provided by operating activities was $74.7 million primarily as a result of:

•Net income of $34.5 million, increased by non-cash expenses, including $118.4 million of depreciation, depletion, amortization and accretion expense and $10.2 million of share-based compensation, reduced by the net gain on sale of businesses and other assets of $18.4 million.
•Billed and unbilled accounts receivable increased by $82.3 million in the first six months of 2021 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.  Our inventory levels decreased during the second quarter as business activity increased during the quarter.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $41.0 million of interest payments in the six months ended July 3, 2021.

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

Investing activities

During the six months ended July 3, 2021, cash used for investing activities was $29.6 million, of which $132.7 million was invested in capital expenditures, which was offset by $103.6 million of proceeds from the sale of a businesses, as well as $6.8 million of proceeds from asset sales.

During the six months ended June 27, 2020, cash used for investing activities was $97.5 million, of which $105.7 million was invested in capital expenditures, which was partially offset by $6.6 million of proceeds from asset sales.

Financing activities

During the six months ended July 3, 2021, cash provided by financing activities was $5.5 million. We received $31.8 million of proceeds from stock option exercises, which was offset by $8.4 million payments on acquisition-related liabilities and $17.4 million of payments on debt.

During six months ended June 27, 2020, cash used in financing activities was $21.7 million. We made payments on acquisition-related liabilities of $9.7 million and payments on debt of $11.4 million.

Cash paid for capital expenditures

We paid cash of approximately $132.7 million in capital expenditures in the six months ended July 3, 2021 compared to $105.7 million in the six months ended June 27, 2020.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of July 3, 2021, we had accrued $328.8 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $34.73 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended July 3, 2021, and a contractually defined discount rate of 1.25%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $321.7 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of July 3, 2021, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 3, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$55,447	$37,035	$33,230	$(67,954)	$57,758
Interest (income) expense	(2,860)	(2,176)	(4,035)	33,287	24,216
Income tax expense	1,198	156	—	17,054	18,408
Depreciation, depletion and amortization	25,133	21,146	10,143	1,101	57,523
EBITDA	$78,918	$56,161	$39,338	$(16,512)	$157,905
Accretion	218	408	84	—	710
(Gain) loss on sale of businesses	(273)	509	—	—	236
Non-cash compensation	—	—	—	4,827	4,827
Other	(92)	206	—	—	114
Adjusted EBITDA	$78,771	$57,284	$39,422	$(11,685)	$163,792

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 3, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$72,883	$44,004	$31,625	$(113,999)	$34,513
Interest (income) expense	(4,892)	(3,896)	(8,080)	65,270	48,402
Income tax expense	1,384	90	—	11,491	12,965
Depreciation, depletion and amortization	50,057	42,620	18,211	2,205	113,093
EBITDA	$119,432	$82,818	$41,756	$(35,033)	$208,973
Accretion	434	877	165	—	1,476
Gain on sale of businesses	(273)	(15,159)	—	—	(15,432)
Non-cash compensation	—	—	—	10,190	10,190
Other	(174)	493	—	—	319
Adjusted EBITDA	$119,419	$69,029	$41,921	$(24,843)	$205,526

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 27, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$57,040	$32,206	$29,386	$(59,745)	$58,887
Interest (income) expense	(709)	(433)	(3,116)	29,866	25,608
Income tax expense (benefit)	1,054	(36)	—	16,163	17,181
Depreciation, depletion and amortization	22,050	21,014	9,291	992	53,347
EBITDA	$79,435	$52,751	$35,561	$(12,724)	$155,023
Accretion	115	380	86	—	581
Non-cash compensation	—	—	—	4,892	4,892
Other	(607)	253	—	(229)	(583)
Adjusted EBITDA	$78,943	$53,384	$35,647	$(8,061)	$159,913

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 27, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$57,538	$21,139	$17,108	$(83,624)	$12,161
Interest (income) expense	(1,287)	(1,002)	(6,292)	62,007	53,426
Income tax expense (benefit)	587	(165)	—	(6,142)	(5,720)
Depreciation, depletion and amortization	43,734	41,734	17,099	1,981	104,548
EBITDA	$100,572	$61,706	$27,915	$(25,778)	$164,415
Accretion	231	756	171	—	1,158
Non-cash compensation	—	—	—	9,797	9,797
Other	608	495	—	(899)	204
Adjusted EBITDA	$101,411	$62,957	$28,086	$(16,880)	$175,574

Reconciliation of Working Capital	July 3, 2021	January 2, 2021
($ in thousands)
Total current assets	$1,027,917	$893,279
Less total current liabilities	(341,855)	(322,689)
Working capital	$686,062	$570,590

	Three months ended		Six months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
($ in thousands)
Operating income	$95,923	$100,060	$70,864	$58,340
General and administrative expenses	47,448	39,727	99,090	81,413
Depreciation, depletion, amortization and accretion	58,233	53,928	114,569	105,706
Gain on sale of property, plant and equipment	(1,403)	(2,214)	(3,172)	(4,131)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$200,201	$191,501	$281,351	$241,328
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	32.4%	33.3%	27.7%	26.3%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of July 3, 2021. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2021, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of July 3, 2021. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2021, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  5. OTHER INFORMATION
None.

ITEM  6. EXHIBITS

3.1	Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 19, 2021).
3.2	Second Amended and Restated Bylaws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.3 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 19, 2021).
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

10.1	Summit Materials, Inc. Amended and Restated 2015 Omnibus Plan (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 19, 2021).
10.2	Summit Materials, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 19, 2021).
10.3*†	Omnibus Amendment to Participation Notice and Agreements Under the Summit Materials, Inc. Executive Severance Plan
10.4*†	Summit Materials, Inc. Executive Severance Plan Form Participation Notice and Agreement
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 5, 2021	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)