Form 10-Q
period 2021-10-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2021-11-04
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
As of November 1, 2021, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,566,950 and 99, respectively.
As of November 1, 2021, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of October 2, 2021, its sole material asset was a 98.8% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and nine months ended October 2, 2021 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

•the impact of the coronavirus (“COVID-19”) pandemic, and responses to it, including vaccine mandates, or any similar crisis, on our business;
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
•rising prices for, or more limited availability of, commodities, labor and other production and delivery inputs as a result of inflation, supply chain challenges or otherwise;
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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of October 2, 2021. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
98.8% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
1.2% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
Summit Materials, LLC (1)
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$611.5 million term loan facility
100%
Guarantor Subsidiaries
100%
100%
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 2, 2021	January 2, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$258,083	$418,181
Accounts receivable, net	333,351	254,696
Costs and estimated earnings in excess of billings	34,181	8,666
Inventories	195,312	200,308
Other current assets	13,855	11,428
Total current assets	834,782	893,279
Property, plant and equipment, less accumulated depreciation, depletion and amortization (October 2, 2021 - $1,234,171 and January 2, 2021 - $1,132,925)	1,841,139	1,850,169
Goodwill	1,174,855	1,201,291
Intangible assets, less accumulated amortization (October 2, 2021 - $14,309 and January 2, 2021 - $11,864)	70,338	47,852
Deferred tax assets, less valuation allowance (October 2, 2021 - $1,675 and January 2, 2021 - $1,675)	210,389	231,877
Operating lease right-of-use assets	27,339	28,543
Other assets	57,807	55,000
Total assets	$4,216,649	$4,308,011
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	12,809	10,265
Accounts payable	155,919	120,813
Accrued expenses	137,378	160,570
Current operating lease liabilities	6,818	8,188
Billings in excess of costs and estimated earnings	11,631	16,499
Total current liabilities	330,909	322,689
Long-term debt	1,591,989	1,892,347
Acquisition-related liabilities	33,223	12,246
Tax receivable agreement liability	330,871	321,680
Noncurrent operating lease liabilities	21,596	21,500
Other noncurrent liabilities	136,297	121,281
Total liabilities	2,444,885	2,691,743
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,564,950 and 114,390,595 shares issued and outstanding as of October 2, 2021 and January 2, 2021, respectively	1,186	1,145
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of October 2, 2021 and January 2, 2021	—	—
Additional paid-in capital	1,319,897	1,264,681
Accumulated earnings	435,118	326,772
Accumulated other comprehensive income	5,670	5,203
Stockholders’ equity	1,761,871	1,597,801
Noncontrolling interest in Summit Holdings	9,893	18,467
Total stockholders’ equity	1,771,764	1,616,268
Total liabilities and stockholders’ equity	$4,216,649	$4,308,011

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue:
Product	$561,938	$540,904	$1,443,972	$1,334,471
Service	100,321	104,342	235,298	228,421
Net revenue	662,259	645,246	1,679,270	1,562,892
Delivery and subcontract revenue	54,981	64,373	133,731	144,926
Total revenue	717,240	709,619	1,813,001	1,707,818
Cost of revenue (excluding items shown separately below):
Product	356,214	354,250	980,045	923,384
Service	75,741	82,969	187,570	190,153
Net cost of revenue	431,955	437,219	1,167,615	1,113,537
Delivery and subcontract cost	54,981	64,373	133,731	144,926
Total cost of revenue	486,936	501,592	1,301,346	1,258,463
General and administrative expenses	47,364	50,972	146,454	132,385
Depreciation, depletion, amortization and accretion	59,082	58,054	173,651	163,760
Gain on sale of property, plant and equipment	(1,159)	(1,616)	(4,331)	(5,747)
Operating income	125,017	100,617	195,881	158,957
Interest expense	24,134	24,623	72,536	78,049
Loss on debt financings	6,016	4,064	6,016	4,064
Loss (gain) on sale of businesses	113	—	(15,319)	—
Other income, net	(1,137)	(1,226)	(10,721)	(2,753)
Income from operations before taxes	95,891	73,156	143,369	79,597
Income tax expense (benefit)	20,513	(19,613)	33,478	(25,333)
Net income	75,378	92,769	109,891	104,930
Net income attributable to Summit Holdings	1,174	2,039	1,545	2,115
Net income attributable to Summit Inc.	$74,204	$90,730	$108,346	$102,815
Earnings per share of Class A common stock:
Basic	$0.63	$0.79	$0.92	$0.90
Diluted	$0.62	$0.79	$0.92	$0.90
Weighted average shares of Class A common stock:
Basic	118,473,530	114,436,907	117,258,431	114,088,447
Diluted	119,291,646	114,472,171	118,360,615	114,457,276

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$75,378	$92,769	$109,891	$104,930
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,076)	2,018	682	(3,395)
Less tax effect of other comprehensive income (loss) items	823	(494)	(176)	831
Other comprehensive (loss) income	(3,253)	1,524	506	(2,564)
Comprehensive income	72,125	94,293	110,397	102,366
Less comprehensive income attributable to Summit Holdings	1,117	2,091	1,584	2,024
Comprehensive income attributable to Summit Inc.	$71,008	$92,202	$108,813	$100,342

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	October 2, 2021	September 26, 2020
Cash flow from operating activities:
Net income	$109,891	$104,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	177,841	164,397
Share-based compensation expense	14,875	23,119
Net gain on asset and business disposals	(19,295)	(5,746)
Non-cash loss on debt financings	2,116	4,064
Change in deferred tax asset, net	19,814	(28,968)
Other	(586)	760
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(78,108)	(48,361)
Inventories	(12,002)	(2,829)
Costs and estimated earnings in excess of billings	(26,969)	(30,912)
Other current assets	(2,556)	(75)
Other assets	6,459	8,367
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	33,756	21,729
Accrued expenses	(15,598)	3,164
Billings in excess of costs and estimated earnings	(2,907)	395
Tax receivable agreement liability	9,191	993
Other liabilities	(8,549)	3,012
Net cash provided by operating activities	207,373	218,039
Cash flow from investing activities:
Acquisitions, net of cash acquired	(7,263)	(123,195)
Purchases of property, plant and equipment	(170,070)	(140,006)
Proceeds from the sale of property, plant and equipment	8,827	8,848
Proceeds from sale of businesses	103,649	—
Other	(459)	1,395
Net cash used in investing activities	(65,316)	(252,958)
Cash flow from financing activities:
Proceeds from debt issuances	—	700,000
Debt issuance costs	—	(9,565)
Payments on debt	(323,802)	(666,892)
Payments on acquisition-related liabilities	(9,755)	(10,391)
Proceeds from stock option exercises	32,416	329
Other	(951)	(908)
Net cash (used in) provided by financing activities	(302,092)	12,573
Impact of foreign currency on cash	(63)	(216)
Net decrease in cash	(160,098)	(22,562)
Cash and cash equivalents—beginning of period	418,181	311,319
Cash and cash equivalents—end of period	$258,083	$288,757

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income (loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net loss	(22,517)	—	—	—	—	—	—	(728)	(23,245)
LP Unit exchanges	—	—	711,794	7	—	—	4,744	(4,751)	—
Other comprehensive income, net of tax	—	1,635	—	—	—	—	—	45	1,680
Stock option exercises	—	—	863,338	9	—	—	15,911	—	15,920
Share-based compensation	—	—	—	—	—	—	5,363	—	5,363
Shares redeemed to settle taxes and other	—	—	678,605	6	—	—	(1,432)	—	(1,426)
Balance — April 3, 2021	$304,255	$6,838	116,644,332	$1,167	99	$—	$1,289,267	$13,033	$1,614,560
Net loss	56,659	—	—	—	—	—	—	1,099	57,758
LP Unit exchanges	—	—	445,540	4	—	—	3,631	(3,635)	—
Other comprehensive income, net of tax	—	2,028	—	—	—	—	—	51	2,079
Stock option exercises	—	—	847,480	8	—	—	15,837	—	15,845
Share-based compensation	—	—	—	—	—	—	4,827	—	4,827
Shares redeemed to settle taxes and other	—	—	18,536	1	—	—	(148)	—	(147)
Balance — July 3, 2021	$360,914	$8,866	117,955,888	$1,180	99	$—	$1,313,414	$10,548	$1,694,922
Net income	74,204	—	—	—	—	—	—	1,174	75,378
LP Unit exchanges	—	—	283,649	3	—	—	1,769	(1,772)	—
Other comprehensive loss, net of tax	—	(3,196)	—	—	—	—	—	(57)	(3,253)
Stock option exercises	—	—	33,438	—	—	—	651	—	651
Share-based compensation	—	—	—	—	—	—	4,685	—	4,685
Shares redeemed to settle taxes and other	—	—	291,975	3	—	—	(622)	—	(619)
Balance - October 2, 2021	$435,118	$5,670	118,564,950	$1,186	99	$—	$1,319,897	$9,893	$1,771,764

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income (loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net loss	(44,979)	—	—	—	—	—	—	(1,747)	(46,726)
LP Unit exchanges	—	—	196,542	2	—	—	1,132	(1,134)	—
Other comprehensive loss, net of tax	—	(6,093)	—	—	—	—	—	(220)	(6,313)
Stock option exercises	—	—	13,335	—	—	—	310	—	310
Share-based compensation	—	—	—	—	—	—	4,905	—	4,905
Shares redeemed to settle taxes and other	—	—	591,335	6	—	—	(1,096)	—	(1,090)
Balance — March 28, 2020	$143,826	$(2,645)	114,110,597	$1,142	99	$—	$1,239,271	$14,265	$1,395,859
Net income	57,064	—	—	—	—	—	—	1,823	58,887
Other comprehensive income, net of tax	—	2,148	—	—	—	—	—	77	2,225
Share-based compensation	—	—	—	—	—	—	4,892	—	4,892
Shares redeemed to settle taxes and other	—	—	1,351	—	—	—	—	—	—
Balance — June 27, 2020	$200,890	$(497)	114,111,948	$1,142	99	$—	$1,244,163	$16,165	$1,461,863
Net income	90,730	—	—	—	—	—	—	2,039	92,769
Other comprehensive income, net of tax	—	1,472	—	—	—	—	—	52	1,524
Stock option exercises	—	—	1,069	—	—	—	18	—	18
Share-based compensation	—	—	—	—	—	—	13,322	—	13,322
Shares redeemed to settle taxes and other	—	—	10,894	—	—	—	3	(3)	—
Balance — September 26, 2020	$291,620	$975	114,123,911	$1,142	99	$—	$1,257,506	$18,253	$1,569,496

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of October 2, 2021, the results of operations for the three and nine months ended October 2, 2021 and September 26, 2020 and cash flows for the nine months ended October 2, 2021 and September 26, 2020.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended October 2, 2021 or September 26, 2020.

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

Prior Period Reclassifications — We reclassified $32.6 million and $93.1 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the three and nine months ended September 26, 2020, respectively, to conform to the current year presentation. In addition, we reclassified $1.6 million and $5.7 million of gain on sale of property, plant and equipment from general and administrative expenses to a separate line item included within operating income, also to conform to the current year presentation. Lastly, we reclassified $0.4 million and $1.5 million of transaction costs from its own line item within operating income into general and administrative expenses for the three and nine months ended September 26, 2020, respectively, to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and had no material impact on previously reported operating income or Adjusted EBITDA, a non-GAAP measure described in Note 14, Segment Information, below.

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

	Nine months ended	Year ended
	October 2, 2021	January 2, 2021
West	—	2
East	2	1

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the nine months ended October 2, 2021, as well as the acquisitions completed during 2020 that occurred after September 26, 2020, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	October 2, 2021	January 2, 2021
Financial assets	$—	$8,696
Inventories	173	2,856
Property, plant and equipment	7,958	130,042
Intangible assets	702	—
Other assets	—	2,790
Financial liabilities	(121)	(4,469)
Other long-term liabilities	(300)	(16,069)
Net assets acquired	8,412	123,846
Goodwill	—	—
Purchase price	8,412	123,846
Acquisition-related liabilities	(1,149)	—
Other	—	(369)
Net cash paid for acquisitions	$7,263	$123,477

Changes in the carrying amount of goodwill, by reportable segment, from January 2, 2021 to October 2, 2021 are summarized as follows:

	West	East	Cement	Total
Balance—January 2, 2021	$586,209	$410,426	$204,656	$1,201,291
Dispositions (1)	(16,222)	(10,520)	—	(26,742)
Foreign currency translation adjustments	306	—	—	306
Balance—October 2, 2021	$570,293	$399,906	$204,656	$1,174,855
_______________________________________________________________________
(1) Reflects goodwill derecognition from dispositions completed during the nine months ended October 2, 2021.

The Company’s intangible assets subject to amortization are primarily composed of operating permits, mineral lease agreements and reserve rights. Operating permits relate to permitting and zoning rights acquired outside of a business combination. The assets related to mineral lease agreements reflect the submarket royalty rates paid under agreements, primarily for extracting aggregates. The values were determined as of the respective acquisition dates by a comparison of market-royalty rates. The reserve rights relate to aggregate reserves to which the Company has certain rights of ownership, but does not own the reserves. The intangible assets are amortized on a straight-line basis over the lives of the leases or permits. The following table shows intangible assets by type and in total:

	October 2, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$33,671	$(2,206)	$31,465	$33,671	$(1,207)	$32,464
Mineral leases	19,927	(8,497)	11,430	19,225	(7,571)	11,654
Reserve rights	25,586	(3,123)	22,463	6,234	(2,504)	3,730
Other	5,463	(483)	4,980	586	(582)	4
Total intangible assets	$84,647	$(14,309)	$70,338	$59,716	$(11,864)	$47,852

Amortization expense totaled $0.9 million and $2.8 million for the three and nine months ended October 2, 2021, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 26, 2020, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to October 2, 2021 is as follows:

2021 (three months)	$1,034
2022	4,141
2023	4,008
2024	3,913
2025	3,868
2026	3,724
Thereafter	49,650
Total	$70,338

In the first nine months of 2021, as part of the Company's strategy to rationalize assets, the Company sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a total gain on disposition of $15.3 million.

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

Revenue by product for the three and nine months ended October 2, 2021 and September 26, 2020 is as follows:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue by product*:
Aggregates	$160,317	$136,396	$431,201	$362,546
Cement	87,645	82,698	207,953	188,854
Ready-mix concrete	183,114	179,124	525,208	488,710
Asphalt	116,364	128,125	238,674	255,992
Paving and related services	112,671	136,191	257,966	280,446
Other	57,129	47,085	151,999	131,270
Total revenue	$717,240	$709,619	$1,813,001	$1,707,818
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of October 2, 2021 and January 2, 2021:

	October 2, 2021	January 2, 2021
Trade accounts receivable	$268,188	$191,871
Construction contract receivables	53,647	47,179
Retention receivables	14,894	18,824
Receivables from related parties	877	1,339
Accounts receivable	337,606	259,213
Less: Allowance for doubtful accounts	(4,255)	(4,517)
Accounts receivable, net	$333,351	$254,696

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of October 2, 2021 and January 2, 2021:

	October 2, 2021	January 2, 2021
Aggregate stockpiles	$132,325	$137,938
Finished goods	31,334	32,993
Work in process	9,189	9,281
Raw materials	22,464	20,096
Total	$195,312	$200,308

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 2, 2021 and January 2, 2021:

	October 2, 2021	January 2, 2021
Interest	$8,891	$21,860
Payroll and benefits	37,906	46,026
Finance lease obligations	17,424	24,601
Insurance	19,676	18,355
Non-income taxes	23,834	15,669
Deferred asset purchase payments	4,538	9,749
Professional fees	1,152	828
Other (1)	23,957	23,482
Total	$137,378	$160,570
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of October 2, 2021 and January 2, 2021:

	October 2, 2021	January 2, 2021
Term Loan, due 2024:
$611.5 million and $616.3 million, net of $0.7 million and $0.9 million discount at October 2, 2021 and January 2, 2021, respectively	$610,830	$615,425
5 1⁄8% Senior Notes, due 2025	—	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,610,830	1,915,425
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,604,476	$1,909,071

The contractual payments of long-term debt, including current maturities, for the five years subsequent to October 2, 2021, are as follows:

2021 (three months)	$1,588
2022	6,354
2023	6,354
2024	597,252
2025	—
2026	—
Thereafter	1,000,000
Total	1,611,548
Less: Original issue net discount	(718)
Less: Capitalized loan costs	(12,487)
Total debt	$1,598,343

Senior Notes— On September 27, 2021, Summit LLC and Summit Finance (together, the “Issuers”) redeemed all $300.0 million in aggregate principal amount of their 5.125% senior notes due June 1, 2025 (the "2025 Notes") using existing cash on hand at a price equal to par plus an applicable premium and the indenture under which the 2025 Notes were issued was satisfied and discharged. As a result of the redemption, charges of $6.0 million were recognized in the quarter ended October 2, 2021, which included charges of $3.9 million for the applicable redemption premium and $2.1 million for the write-off of the deferred financing fees.

On August 11, 2020, the Issuers issued $700.0 million in aggregate principal amount of 5.250% senior notes due January 15, 2029 (the “2029 Notes”). The 2029 Notes were issued at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. The 2029 Notes were issued under an indenture dated August 11, 2020 (the "2020 Indenture"). The 2020 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2020 Indenture also contains customary events of default. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021.

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

As of October 2, 2021 and January 2, 2021, the Company was in compliance with all covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of October 2, 2021 and January 2, 2021, with borrowing capacity of $329.1 million remaining as of October 2, 2021, which is net of $15.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of October 2, 2021 and January 2, 2021, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
The following table presents the activity for the deferred financing fees for the nine months ended October 2, 2021 and September 26, 2020:

Deferred financing fees
Balance—January 2, 2021	$18,367
Amortization	(2,510)
Write off of deferred financing fees	(2,116)
Balance—October 2, 2021	$13,741

Balance—December 28, 2019	$15,436
Loan origination fees	9,565
Amortization	(2,499)
Write off of deferred financing fees	(3,338)
Balance—September 26, 2020	$19,164

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of October 2, 2021 or January 2, 2021.

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

Our income tax expense was $20.5 million and $33.5 million in the three and nine months ended October 2, 2021, respectively, and our income tax benefit was $(19.6) million and $(25.3) million in the three and nine months ended September 26, 2020, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. In the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million. In the third quarter of 2020, final regulations were issued clarifying portions of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Under the provisions of the final regulations, we reversed unrecognized tax benefits of $32.9 million in the third quarter of 2020.

As of October 2, 2021 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and nine months ended October 2, 2021 and September 26, 2020.

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

In the nine months ended October 2, 2021, 1,440,983 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. These exchanges resulted in net new deferred tax assets of approximately $10.8 million. As we determined that the deferred tax assets created from these exchanges are realizable and payment under the TRA is considered probable, we have recorded 85% of the increase in deferred tax assets as TRA liability and the remainder as an adjustment to additional paid in capital. As of October 2, 2021 and January 2, 2021, we had recorded $330.9 million and $321.7 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the nine months ended October 2, 2021 and September 26, 2020.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income attributable to Summit Inc.	$74,204	$90,730	$108,346	$102,815

Weighted average shares of Class A stock outstanding	118,272,955	114,116,564	117,040,207	113,943,292
Add: Nonvested restricted stock awards of retirement eligible shares	200,575	320,343	218,224	145,155
Weighted average basic shares outstanding	118,473,530	114,436,907	117,258,431	114,088,447
Basic earnings per share	$0.63	$0.79	$0.92	$0.90

Diluted net income attributable to Summit Inc.	$74,204	$90,730	$108,346	$102,815

Weighted average shares of Class A stock outstanding	118,272,955	114,116,564	117,040,207	113,943,292
Add: stock options	125,164	—	310,990	—
Add: warrants	14,405	—	17,573	—
Add: restricted stock units	680,980	263,886	812,702	450,353
Add: performance stock units	198,142	91,721	179,143	63,631
Weighted average dilutive shares outstanding	119,291,646	114,472,171	118,360,615	114,457,276
Diluted earnings per share	$0.62	$0.79	$0.92	$0.90

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Antidilutive shares:
LP Units	1,594,272	3,053,115	2,031,090	3,086,819
Time-vesting stock options	—	2,095,929	—	2,095,929
Warrants	—	100,037	—	100,037
Time-vesting restricted stock units	—	—	—	—
Market-based restricted stock units	—	—	—	—

9.STOCKHOLDERS’ EQUITY
During the nine months ended October 2, 2021 and September 26, 2020, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	1,440,983	(1,440,983)	—
Stock option exercises	1,744,256	—	1,744,256
Other equity transactions	989,116	—	989,116
Balance — October 2, 2021	118,564,950	1,432,187	119,997,137	98.8%

Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	196,542	(196,542)	—
Stock option exercises	14,404	—	14,404
Other equity transactions	603,580	—	603,580
Balance — September 26, 2020	114,123,911	3,053,115	117,177,026	97.4%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.2% and 2.5% as of October 2, 2021 and January 2, 2021, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — January 2, 2021	$533	$4,670	$5,203
Foreign currency translation adjustment, net of tax	—	467	467
Balance — October 2, 2021	$533	$5,137	$5,670

Balance — December 28, 2019	$2,171	$1,277	$3,448
Foreign currency translation adjustment, net of tax	—	(2,473)	(2,473)
Balance — September 26, 2020	$2,171	$(1,196)	$975

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	October 2, 2021	September 26, 2020
Cash payments:
Interest	$77,890	$86,427
Payments for income taxes, net	6,694	1,131
Operating cash payments on operating leases	7,894	8,372
Operating cash payments on finance leases	1,722	2,402
Finance cash payments on finance leases	13,739	11,528
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$6,476	$2,931
Right of use assets obtained in exchange for finance leases obligations	600	17,605
Exchange of LP Units to shares of Class A common stock	43,796	4,648

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

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost	$1,755	$2,478	$5,175	$7,576
Variable lease cost	90	90	263	253
Short-term lease cost	12,373	14,335	30,517	33,369
Financing lease cost:
Amortization of right-of-use assets	2,168	3,439	7,835	9,307
Interest on lease liabilities	475	780	1,689	2,329
Total lease cost	$16,861	$21,122	$45,479	$52,834

			October 2, 2021	January 2, 2021
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$27,339	$28,543

Current operating lease liabilities			$6,818	$8,188
Noncurrent operating lease liabilities			21,596	21,500
Total operating lease liabilities			$28,414	$29,688
Finance leases:
Property and equipment, gross			$69,115	$92,679
Less accumulated depreciation			(29,387)	(32,828)
Property and equipment, net			$39,728	$59,851

Current finance lease liabilities			$17,424	$24,601
Long-term finance lease liabilities			18,249	31,727
Total finance lease liabilities			$35,673	$56,328

Weighted average remaining lease term (years):
Operating leases			9.1	8.7
Finance lease			2.5	2.4

Weighted average discount rate:
Operating leases			5.0%	5.3%
Finance leases			5.3%	5.2%

Maturities of lease liabilities, as of October 2, 2021, were as follows:
			Operating Leases	Finance Leases
2021 (three months)			$2,103	$3,950
2022			7,489	18,668
2023			5,830	7,386
2024			3,662	3,209
2025			2,444	2,583
2026			1,794	990
Thereafter			12,976	1,843
Total lease payments			36,298	38,629
Less imputed interest			(7,884)	(2,956)
Present value of lease payments			$28,414	$35,673

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of October 2, 2021 and January 2, 2021, $32.7 million and $33.6 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $9.6 million and $10.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of October 2, 2021 and January 2, 2021 were $108.0 million and $112.8 million, respectively.

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

The fair value of contingent consideration as of October 2, 2021 and January 2, 2021 was:

	October 2, 2021	January 2, 2021
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$554	$654
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,199	$1,209

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of October 2, 2021 and September 26, 2020.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of October 2, 2021 and January 2, 2021 was:

	October 2, 2021		January 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,661,673	$1,610,830	$1,971,087	$1,915,425
Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,255	12,255	9,611	9,611
Long term portion of deferred consideration and noncompete obligations(3)	32,024	32,024	11,037	11,037
(1)$6.4 million was included in current portion of debt as of October 2, 2021 and January 2, 2021.
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
The following tables display selected financial data for the Company’s reportable business segments as of October 2, 2021 and January 2, 2021 and for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue*:
West	$369,250	$390,310	$958,351	$919,016
East	255,490	234,435	635,659	590,341
Cement	92,500	84,874	218,991	198,461
Total revenue	$717,240	$709,619	$1,813,001	$1,707,818
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Income from operations before taxes	$95,891	$73,156	$143,369	$79,597
Interest expense	24,134	24,623	72,536	78,049
Depreciation, depletion and amortization	58,381	57,364	171,474	161,912
Accretion	701	690	2,177	1,848
Loss on debt financings	6,016	4,064	6,016	4,064
Loss (gain) on sale of businesses	113	—	(15,319)	—
Non-cash compensation	4,685	13,322	14,875	23,119
Other	363	4,083	682	4,287
Total Adjusted EBITDA	$190,284	$177,302	$395,810	$352,876

Total Adjusted EBITDA by Segment:
West	$92,303	$95,470	$211,722	$196,881
East	69,084	56,943	138,113	119,900
Cement	40,360	35,086	82,281	63,172
Corporate and other	(11,463)	(10,197)	(36,306)	(27,077)
Total Adjusted EBITDA	$190,284	$177,302	$395,810	$352,876

	Nine months ended
	October 2, 2021	September 26, 2020
Purchases of property, plant and equipment
West	$85,137	$51,148
East	69,469	75,006
Cement	14,852	12,097
Total reportable segments	169,458	138,251
Corporate and other	612	1,755
Total purchases of property, plant and equipment	$170,070	$140,006

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Depreciation, depletion, amortization and accretion:
West	$24,796	$23,117	$75,287	$67,082
East	22,809	22,803	66,306	65,293
Cement	10,409	11,155	28,785	28,425
Total reportable segments	58,014	57,075	170,378	160,800
Corporate and other	1,068	979	3,273	2,960
Total depreciation, depletion, amortization and accretion	$59,082	$58,054	$173,651	$163,760

	October 2, 2021	January 2, 2021
Total assets:
West	$1,569,240	$1,503,382
East	1,316,659	1,303,742
Cement	863,858	850,835
Total reportable segments	3,749,757	3,657,959
Corporate and other	466,892	650,052
Total	$4,216,649	$4,308,011

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

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to publicly traded multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. As a result, the prices we charge our customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, our profitability is generally dependent on the level of demand for our materials and products and our ability to control operating costs. We continue to monitor supply chain issues, as well as inflationary pressures on our raw material inputs as well as labor costs.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows state departments of transportation to plan for their long-term highway construction and maintenance needs. Through a continuing resolution signed by the President in October 2021, funding for the existing federal transportation funding program extends through December 3, 2021. Historically, Congress has maintained infrastructure spending via various means upon the expiration of federal transportation funding programs, but there is no assurance that this will continue to be the case. With the nation’s infrastructure aging, there is increased demand by states and municipalities for long-term federal funding to support the construction of new roads, highways and bridges in addition to the maintenance of the existing infrastructure.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 25%, 14%, 13% and 9%, respectively, of our total revenue in 2020. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) updated its fiscal year 2022 lettings estimate to $10.1 billion up from $8.4 billion in fiscal year 2021 and $7.5 billion in fiscal year 2020. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings. In addition, Texas has received $1.9 billion from legislation passed by Congress in December 2020 and March 2021.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials, including diesel fuel.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and nine months ended October 2, 2021 as compared to the three and nine months ended September 26, 2020, and certain other highlights include:

•Net revenue increased $17.0 million and $116.4 million in the three and nine months ended October 2, 2021, respectively, primarily resulting from organic growth.
•Our operating income increased $24.4 million and $36.9 million in the three and nine months ended October 2, 2021, respectively, as revenue exceeded the increases in cost of revenue.
•In the nine months ended October 2, 2021, the Company sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a total gain on disposition of $15.3 million.
•In the three and nine months ended October 2, 2021, sales volume increased 9.2% and 14.1% in aggregates, 2.0% and 6.5% in cement, declined (1.4)% and increased 3.9% in ready-mix concrete and declined (11.2)% and (8.6)% in asphalt, respectively.
•In September 2021, we redeemed all $300.0 million of 5.125% Senior Notes due 2025 (the “2025 Notes”) using existing cash on hand. We recognized a loss on debt financing of $6.0 million on this redemption.
•In August 2020, we issued $700 million of 5.25% Senior Notes due 2029 (the “2029 Notes”), resulting in net proceeds of $690.4 million, after related fees and expenses. The proceeds from the 2029 Notes were used to redeem the $650 million of 6.125% Senior Notes due 2023 (the “2023 Notes”) at par.

Results of Operations

In late 2019, the COVID-19 virus was first reported to have surfaced, and began impacting countries around the world. However, in all of our markets, construction activities were deemed essential businesses and we continued to operate while many businesses were forced to close or reduce operations. During the first nine months of each of 2021 and 2020, our operating markets remained substantially unaffected by COVID-19. We continue to monitor our operations, the operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented work-from-home protocols at all of our administrative locations late in the first quarter of 2020, and while some locations have returned, other locations, including our headquarters location, continue to work remotely. In addition, we implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

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

As of October 2, 2021, we had $258.1 million in cash and cash equivalents, and we have remaining borrowing capacity on our senior secured revolving credit facility of $329.1 million, providing us with liquidity that we believe to be adequate to meet our obligations for the next twelve months.

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

Operating income reflects our profit from operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and gain on sale of property, plant and equipment.

Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. As organic volumes increase, we expect our general and administrative costs as a percentage of revenue to decrease. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended October 2, 2021 and September 26, 2020.

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
($ in thousands)
Net revenue	$662,259	$645,246	$1,679,270	$1,562,892
Delivery and subcontract revenue	54,981	64,373	133,731	144,926
Total revenue	717,240	709,619	1,813,001	1,707,818
Cost of revenue (excluding items shown separately below)	486,936	501,592	1,301,346	1,258,463
General and administrative expenses	47,364	50,972	146,454	132,385
Depreciation, depletion, amortization and accretion	59,082	58,054	173,651	163,760
Gain on sale of property, plant and equipment	(1,159)	(1,616)	(4,331)	(5,747)
Operating income	125,017	100,617	195,881	158,957
Interest expense	24,134	24,623	72,536	78,049
Loss on debt financings	6,016	4,064	6,016	4,064
Loss (gain) on sale of businesses	113	—	(15,319)	—
Other income, net	(1,137)	(1,226)	(10,721)	(2,753)
Income from operations before taxes	95,891	73,156	143,369	79,597
Income tax expense (benefit)	20,513	(19,613)	33,478	(25,333)
Net income	$75,378	$92,769	$109,891	$104,930

In the first nine months of 2021, we reclassified $32.6 million and $93.1 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the three and nine months ended September 26, 2020, respectively, to conform to the current year presentation. In addition, we reclassified $1.6 million and $5.7 million of gain on sale of property, plant and equipment from general and administrative expenses to a separate line item included within operating income, also to conform to the current year presentation. Lastly, we reclassified $0.4 million and $1.5 million of transaction costs from its own line item within operating income into general and administrative expenses for the three and nine months ended September 26, 2020, respectively, to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and had no impact on previously reported operating income, as well as certain non-GAAP measures defined below, such as Adjusted EBITDA, or Adjusted EBITDA Margin; however, Adjusted Cash Gross Profit and Adjusted Cash Gross Profit Margin were reduced.

Three and nine months ended October 2, 2021 compared to the three and nine months ended September 26, 2020

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Net revenue	$662,259	$645,246	$17,013	2.6%	$1,679,270	$1,562,892	$116,378	7.4%
Operating income	125,017	100,617	24,400	24.3%	195,881	158,957	36,924	23.2%
Operating margin percentage	18.9%	15.6%			11.7%	10.2%
Adjusted EBITDA (1)	$190,284	$177,302	$12,982	7.3%	$395,810	$352,876	$42,934	12.2%
Adjusted EBITDA Margin (1)	28.7%	27.5%			23.6%	22.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $17.0 million in the three months ended October 2, 2021, due to acquisition related volumes in the West segment as well as organic revenue increases in the East and Cement segments. Net revenue increased by $28.9 million from increased sales of materials, and decreased by $7.8 million and $4.0 million from sales of products and services, respectively. We experienced organic volume growth of 5.6% and 2.0% in our aggregates and cement lines of business, respectively, partially offset by a decline of 1.4% and 11.2% in ready-mix concrete and asphalt, respectively. The decline in organic asphalt volumes was primarily due to a divestiture of a paving business in our West segment which occurred in the second quarter of 2021. We achieved organic price growth across all lines of business during the third quarter of 2021. Additional detail about the impact of acquisitions and divestitures on each segment is presented below where material.

Net revenue increased $116.4 million in the nine months ended October 2, 2021, primarily resulting from a mix of organic and acquisition growth in our aggregates operations and organic growth in our cement and ready-mix concrete operations. Of the increase in net revenue, $87.8 million was from increased sales of materials, $21.7 million was from increased sales of products and $6.9 million from increased service revenue. We generated organic volume growth of 5.0%, 6.5% and 3.9% in aggregates, cement and ready-mix concrete, respectively, offset by a 8.6% decline in asphalt primarily due to a divestiture of a paving business in our West segment which occurred in the second quarter of 2021. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 3.5%, 3.0%, 3.4% and 1.6%, respectively, during the first nine months of 2021.

Operating income increased by $24.4 million in the third quarter of 2021 as compared to the third quarter of 2020, primarily as our net revenue gains and decreases in general and administrative expenses outpaced increases in our cost of revenue and depletion, amortization and accretion expenses. Our general and administrative expenses decreased $3.6 million in the third quarter of 2021 despite increased levels of professional fees as we continue to optimize the business, which were offset by a decrease of $10.6 million in CEO transition costs and related stock compensation expenses made in the third quarter of 2020. Our operating income in the West segment was reduced as costs of revenue, notably in Texas, exceeded our increases in net revenue primarily due to inefficiencies caused by weather conditions being less favorable in 2021 than in 2020. In addition, depreciation, depletion, amortization and accretion expense increased by $1.0 million over the prior year amount.

Operating income increased by $36.9 million in the first nine months of 2021 as compared to the first nine months of 2020, primarily as net revenue gains exceeded increases in costs of revenue, general and administrative expenses and depreciation, depletion, amortization and accretion expenses. Our general and administrative expenses increased $14.1 million in the first nine months of 2021 as compared to the same period a year ago due to $3.4 million in severance related costs, an increase in consulting fees as we seek to optimize organizational efficiencies and increases in labor and benefits, offset by a decrease of $10.6 million in CEO transition costs in 2020. In addition, depreciation, depletion, amortization and accretion expense increased by $9.9 million over the prior year amount as our capital expenditures in 2021 exceeded those of 2020.

Our operating margin percentage for the three and nine months ended October 2, 2021 increased from 15.6% to 18.9% and from 10.2% to 11.7%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $13.0 million and $42.9 million in the three and nine months ended October 2, 2021, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Revenue by product*:
Aggregates	$202,523	$178,377	$24,146	13.5%	$540,912	$465,498	$75,414	16.2%
Cement	90,648	85,108	5,540	6.5%	215,024	195,972	19,052	9.7%
Ready-mix concrete	183,213	179,261	3,952	2.2%	525,485	489,034	36,451	7.5%
Asphalt	123,364	137,685	(14,321)	(10.4)%	255,215	275,150	(19,935)	(7.2)%
Paving and related services	194,678	232,514	(37,836)	(16.3)%	432,384	470,648	(38,264)	(8.1)%
Other	(77,186)	(103,326)	26,140	25.3%	(156,019)	(188,484)	32,465	17.2%
Total revenue	$717,240	$709,619	$7,621	1.1%	$1,813,001	$1,707,818	$105,183	6.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three months ended
	October 2, 2021		September 26, 2020
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	17,884	$11.32	16,383	$10.89	9.2%	3.9%
Cement	748	121.26	733	116.17	2.0%	4.4%
Ready-mix concrete	1,509	121.40	1,531	117.12	(1.4)%	3.7%
Asphalt	1,880	61.42	2,118	60.40	(11.2)%	1.7%

	Nine months ended
	October 2, 2021		September 26, 2020
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	48,484	$11.16	42,476	$10.96	14.1%	1.8%
Cement	1,796	119.76	1,686	116.22	6.5%	3.0%
Ready-mix concrete	4,381	119.95	4,217	115.97	3.9%	3.4%
Asphalt	3,911	60.63	4,281	59.69	(8.6)%	1.6%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $24.1 million and $75.4 million in the three and nine months ended October 2, 2021, respectively. In the first nine months of 2021, we had solid increases in aggregate volumes in most of our markets, except for decreases in South Kansas as wind farm volumes in the first nine months of 2020 did not repeat in 2021. In the three months ended October 2, 2021, our aggregate volumes increased due to both acquisition and organic volumes, with organic growth in both the West and East segments. Organic aggregate volumes increased 5.0% in the first nine months of 2021 as compared to the same period a year ago, primarily due to increases in the Intermountain West, North Kansas, Virginia and British Columbia markets. Aggregate average sales prices of $11.16 per ton increased 1.8% in the first nine months of 2021 as compared to the first nine months of 2020, due to our mix of higher priced products in the Intermountain West, British Columbia and South Texas markets.

Revenue from cement increased $5.5 million and $19.1 million in the three and nine months ended October 2, 2021, respectively. In the three and nine months ended October 2, 2021, organic cement volumes increased 2.0% and 6.5%, respectively, and organic cement average sales prices increased 4.4% and 3.0%, respectively, as compared to the same period in the prior year.

Revenue from ready-mix concrete increased $4.0 million and $36.5 million in the three and nine months ended October 2, 2021, respectively. In the three and nine months ended October 2, 2021, our ready-mix volumes decreased 1.4% and increased 3.9%, respectively, and our average sales prices increased 3.7% and 3.4%, respectively. The volume decrease in the three months ended October 2, 2021 occurred primarily in our Texas markets due to weather. The volume increases for the nine months ended October 2, 2021 occurred primarily in our Intermountain West and North Texas markets while our price increase was primarily in the Intermountain West market for both the three and nine months ended October 2, 2021.

Revenue from asphalt decreased $14.3 million and $19.9 million in the three and nine months ended October 2, 2021, respectively, primarily due to the divestiture of our paving business in Texas in May 2021. In the first nine months of 2021, organic pricing increased 1.6%, with strong pricing gains in the Kentucky and South Texas geographies. Further, in the first nine months of 2021, we had strong asphalt volume increases in Kentucky, as 2020 volumes had been negatively impacted by COVID-19.

Other Financial Information

Loss on Debt Financings

In September 2021, we redeemed all $300.0 million 5.125% Senior Notes due 2025 using existing cash on hand. In connection with this transaction, charges of $6.0 million were recognized in the quarter ended October 2, 2021. The fees included $3.9 million for the applicable prepayment premium and $2.1 million for the write-off of unamortized deferred financing fees.

In August 2020, we issued $700 million of 5.25% Senior Notes due 2029 (the "2029 Notes"), resulting in net proceeds of $690.4 million, after related fees and expenses. The proceeds from the 2029 Notes were used to redeem the $650 million of 6.125% Senior Notes due 2023 (the "2023 Notes") at par. In connection with that transaction, charges of $4.1 million were recognized in the three and nine months ended September 26, 2020. The fees included $0.8 million for the write-off of unamortized original issue discount and $3.3 million for the write-off of unamortized deferred financing fees.

Gain (Loss) on Sale of business

In the first nine months of 2021, as part of the Company's strategy to rationalize assets, the Company sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a net gain on disposition of $15.3 million.

Income Tax Expense

Our income tax expense was $20.5 million and $33.5 million in the three and nine months ended October 2, 2021, respectively, and our income tax benefit was $(19.6) million and $(25.3) million in the three and nine months ended September 26, 2020, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. Additionally, in the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million. In the third quarter of 2020, final regulations were issued clarifying portions of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Under the provisions of the final regulations, we reversed unrecognized tax benefits of $32.9 million in the third quarter of 2020.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of October 2, 2021 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Net revenue	$338,575	$351,510	$(12,935)	(3.7)%	$886,936	$835,026	$51,910	6.2%
Operating income	67,427	72,280	(4,853)	(6.7)%	135,693	129,288	6,405	5.0%
Operating margin percentage	19.9%	20.6%			15.3%	15.5%
Adjusted EBITDA (1)	$92,303	$95,470	$(3,167)	(3.3)%	$211,722	$196,881	$14,841	7.5%
Adjusted EBITDA Margin (1)	27.3%	27.2%			23.9%	23.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment decreased $12.9 million for the three months ended October 2, 2021, as increases in net revenues in aggregates were more than offset by a decrease in asphalt and paving revenues due to a divestiture in the second quarter of 2021. Net revenue in the West segment increased $51.9 million in the nine months ended October 2, 2021, as increases in net revenues in aggregates and ready-mix concrete outpaced a decrease in asphalt and paving revenues due to a divestiture in the second quarter of 2021. Organic aggregate volumes increased 6.6% in the first nine months of 2021 as compared to the first nine months of 2020, and organic aggregates average sales prices increased 3.0%, primarily due to strong demand in our Intermountain West geography and increased projects in British Columbia. Organic ready-mix concrete volumes increased 8.9% and our organic ready-mix concrete average sales prices increased 3.3%. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate.

The West segment’s operating income decreased $4.9 million and increased $6.4 million in the three and nine months ended October 2, 2021, respectively. Adjusted EBITDA decreased $3.2 million and increased $14.8 million and Adjusted EBITDA Margin increased to 27.3% from 27.2% and to 23.9% from 23.6% in the three and nine months ended October 2, 2021, respectively. The decreases in operating income and Adjusted EBITDA for the third quarter of 2021 occurred as the weather conditions in 2021 in Texas were less favorable as compared to 2020, which has resulted in operational inefficiencies. The operating margin percentage in the West segment decreased in the three and nine months ended October 2, 2021 due to the factors noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Revenue by product*:
Aggregates	$91,701	$81,981	$9,720	11.9%	$251,324	$199,506	$51,818	26.0%
Ready-mix concrete	138,371	132,847	5,524	4.2%	406,858	361,541	45,317	12.5%
Asphalt	74,695	100,409	(25,714)	(25.6)%	161,847	205,041	(43,194)	(21.1)%
Paving and related services	119,385	159,307	(39,922)	(25.1)%	270,042	324,880	(54,838)	(16.9)%
Other	(54,902)	(84,234)	29,332	34.8%	(131,720)	(171,952)	40,232	23.4%
Total revenue	$369,250	$390,310	$(21,060)	(5.4)%	$958,351	$919,016	$39,335	4.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and nine months ended October 2, 2021 from the three and nine months ended September 26, 2020 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	9.4%	2.3%	24.4%	1.3%
Ready-mix concrete	0.7%	3.4%	8.9%	3.3%
Asphalt	(23.1)%	1.8%	(20.1)%	2.3%

Revenue from aggregates in the West segment increased $9.7 million and $51.8 million in the three and nine months ended October 2, 2021, respectively, due to an increase in aggregates sales volumes. In the three months ended October 2, 2021, aggregate volumes increased 9.4%, primarily due to acquisition related volumes in South Texas and Vancouver, as well as organic volume increases in our Intermountain West markets. In the nine months ended October 2, 2021, the increases in aggregates volumes occurred in all of our markets which had organic growth coupled with increased acquisition volumes. Aggregates pricing for the three and nine months ended October 2, 2021 increased 2.3% and 1.3%, respectively, when compared to the same period in 2020 due to prices increases and market demand, offset by the impact of lower prices on acquisition related volumes.

Revenue from ready-mix concrete in the West segment increased $5.5 million and $45.3 million in the three and nine months ended October 2, 2021, respectively. For the three and nine months ended October 2, 2021, organic ready-mix concrete prices increased 3.4% and 3.3%, respectively. For the three and nine months ended October 2, 2021, our ready-mix concrete organic volumes increased 0.7% and 8.9%, respectively, as there were strong volume increases in the Intermountain geographies, where we continue to see strong residential volumes.

In May 2021, we divested our paving business in South Texas, which reduced our volumes and revenues subsequent to the closing date. Revenue from asphalt in the West segment decreased $25.7 million and $43.2 million in the three and nine months ended October 2, 2021, respectively. For the three and nine months ended October 2, 2021, asphalt volumes decreased 23.1% and 20.1%, respectively. Average sales prices for asphalt increased 1.8% and 2.3% in the three and nine months ended October 2, 2021, respectively. Revenue for paving and related services in the West segment decreased by $39.9 million and $54.8 million in the three and nine months ended October 2, 2021, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended October 2, 2021 was approximately $37.1 million and $16.8 million, respectively.

East Segment

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Net revenue	$231,184	$208,862	$22,322	10.7%	$573,343	$529,405	$43,938	8.3%
Operating income	45,018	29,296	15,722	53.7%	69,249	49,014	20,235	41.3%
Operating margin percentage	19.5%	14.0%			12.1%	9.3%
Adjusted EBITDA (1)	$69,084	$56,943	$12,141	21.3%	$138,113	$119,900	$18,213	15.2%
Adjusted EBITDA Margin (1)	29.9%	27.3%			24.1%	22.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $22.3 million and $43.9 million in the three and nine months ended October 2, 2021, respectively, as compared to the same period a year ago, as the increases in aggregates, asphalt and paving and related services exceeded a decrease in ready-mix concrete revenues. Operating income increased $15.7 million and $20.2 million in the three and nine months ended October 2, 2021, respectively, primarily due to net revenue gains in excess of increases in our cost of revenue. Adjusted EBITDA increased $12.1 million and $18.2 million in the three and nine months ended October 2, 2021, respectively, and Adjusted EBITDA Margin increased to 29.9% from 27.3% and to 24.1% from 22.6% in the three and nine months ended October 2, 2021, respectively, as compared to the same period a year ago.

Operating margin percentage for the three and nine months ended October 2, 2021 increased to 19.5% from 14.0% and to 12.1% from 9.3%, respectively, from the comparable period a year ago, due to the items noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Revenue by product*:
Aggregates	$110,822	$96,396	$14,426	15.0%	$289,588	$265,992	$23,596	8.9%
Ready-mix concrete	44,842	46,414	(1,572)	(3.4)%	118,627	127,493	(8,866)	(7.0)%
Asphalt	48,669	37,276	11,393	30.6%	93,368	70,109	23,259	33.2%
Paving and related services	75,293	73,207	2,086	2.8%	162,342	145,768	16,574	11.4%
Other	(24,136)	(18,858)	(5,278)	(28.0)%	(28,266)	(19,021)	(9,245)	(48.6)%
Total revenue	$255,490	$234,435	$21,055	9.0%	$635,659	$590,341	$45,318	7.7%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended October 2, 2021 from the three and nine months ended September 26, 2020 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	8.9%	5.5%	5.3%	3.4%
Ready-mix concrete	(7.5)%	4.3%	(10.2)%	3.6%
Asphalt	18.6%	5.4%	23.6%	2.6%

Revenue from aggregates in the East segment increased $14.4 million and $23.6 million in the three and nine months ended October 2, 2021, respectively. Aggregate volumes in the first nine months of 2021 increased 5.3%, as we had organic growth in our North Kansas, Virginia and Carolinas markets. Aggregates organic pricing increased 6.1% and 4.0% in the three and nine months ended October 2, 2021, respectively, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $1.6 million and $8.9 million in the three and nine months ended October 2, 2021, respectively, as compared to the same period in 2020, as our realized price increases of 4.3% and 3.6%, respectively, were not enough to overcome volume decreases primarily due to lower volumes in Kansas as wind farm projects in 2020 were not fully replaced in 2021. In the three and nine months ended October 2, 2021, ready-mix concrete volumes decreased 7.5% and 10.2%, respectively, compared to prior year levels primarily due to the items noted above.

Revenue from asphalt increased $11.4 million and $23.3 million in the three and nine months ended October 2, 2021, respectively, when compared to the same period in 2020. The increase was mainly attributable to higher volumes in Kentucky, where our volumes in 2020 were impacted by decreased volumes due to COVID-19, as well as increases in Kansas and Virginia. Asphalt pricing increased 2.6% in the nine months ended October 2, 2021, due to product mix. Paving and related service revenue increased $2.1 million and $16.6 million in the three and nine months ended October 2, 2021, respectively, primarily due to the items noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended October 2, 2021 was approximately $19.2 million and $18.8 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Net revenue	$92,500	$84,874	$7,626	9.0%	$218,991	$198,461	$20,530	10.3%
Operating income	30,012	23,975	6,037	25.2%	45,767	34,579	11,188	32.4%
Operating margin percentage	32.4%	28.2%			20.9%	17.4%
Adjusted EBITDA (1)	$40,360	$35,086	$5,274	15.0%	$82,281	$63,172	$19,109	30.2%
Adjusted EBITDA Margin (1)	43.6%	41.3%			37.6%	31.8%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $7.6 million and $20.5 million primarily due to increased organic cement volumes of 2.0% and 6.5% in the three and nine months ended October 2, 2021, respectively. Our Green America Recycling facility, which provides fuel for one of our plants, is now operational; however, revenue from that facility is below 2020 levels for the nine months ended October 2, 2021 as we completed repairs and commissioning activities after its prolonged shutdown due to an explosion in April 2020.

Operating income increased $6.0 million and $11.2 million during the three and nine months ended October 2, 2021, respectively. Adjusted EBITDA increased $5.3 million and $19.1 million and Adjusted EBITDA Margin decreased to 43.6% from 41.3% and increased to 37.6% from 31.8% in the three and nine months ended October 2, 2021, respectively. In the first nine months of 2021, we received $1.2 million in insurance proceeds relative to property, plant and equipment that was destroyed in the recycling plant explosion that occurred in April 2020, which was recorded as gain on sale of assets. In addition, we received $7.9 million in business interruption insurance proceeds in the first nine months of 2021, which was recorded as other income.

Operating margin percentage for the three and nine months ended October 2, 2021 increased to 32.4% from 28.2% and to 20.9% from 17.4%, respectively, from the comparable period a year ago. The increased operating margin for the nine months ended October 2, 2021 was primarily due to increased levels of repair and maintenance costs due to increased capitalization of costs into inventory as well as lower levels of incentive compensation in the third quarter of 2020. Production levels in the three and nine months of 2021 were slightly higher than in 2020.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 2, 2021	September 26, 2020	Variance		October 2, 2021	September 26, 2020	Variance
Revenue by product*:
Cement	$90,648	$85,108	$5,540	6.5%	$215,024	$195,972	$19,052	9.7%
Other	1,852	(234)	2,086	(891.5)%	3,967	2,489	1,478	59.4%
Total revenue	$92,500	$84,874	$7,626	9.0%	$218,991	$198,461	$20,530	10.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended October 2, 2021 from the three and nine months ended September 26, 2020 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	2.0%	4.4%	6.5%	3.0%

Revenue from cement increased $5.5 million and $19.1 million in the three and nine months ended October 2, 2021, respectively, due to volume increases of 2.0% and 6.5%, respectively, supplemented by organic cement pricing gains in the three and nine months ended October 2, 2021.

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

As of October 2, 2021, we had $258.1 million in cash and cash equivalents and $503.9 million of working capital compared to $418.2 million and $570.6 million, respectively, at January 2, 2021. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of October 2, 2021 or January 2, 2021. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $329.1 million as of October 2, 2021, which is net of $15.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

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

As of October 2, 2021 and January 2, 2021, our long-term borrowings totaled $1.6 billion and $1.9 billion, respectively, for which we incurred $20.8 million and $63.2 million of interest expense for the three and nine months ended October 2, 2021, respectively, and $21.5 million and $68.4 million for the three and nine months ended September 26, 2020, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of October 2, 2021.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of October 2, 2021, we were in compliance with all debt covenants. At October 2, 2021 and January 2, 2021, $1.6 billion and $1.9 billion, respectively, of total debt was outstanding under our respective debt agreements.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended October 2, 2021 and September 26, 2020:

	Summit Inc.
($ in thousands)	October 2, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$207,373	$218,039
Investing activities	(65,316)	(252,958)
Financing activities	(302,092)	12,573

Operating activities

During the nine months ended October 2, 2021, cash provided by operating activities was $207.4 million primarily as a result of:

•Net income of $109.9 million, increased by non-cash expenses, including $177.8 million of depreciation, depletion, amortization and accretion expense and $14.9 million of share-based compensation, reduced by the net gain on sale of businesses and other assets of $19.3 million.
•Billed and unbilled accounts receivable increased by $105.1 million in the first nine months of 2021 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.  Our inventory levels decreased during the second quarter as business activity increased during the quarter.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $77.9 million of interest payments in the nine months ended October 2, 2021.

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

Investing activities

During the nine months ended October 2, 2021, cash used for investing activities was $65.3 million, of which $170.1 million was invested in capital expenditures, which was offset by $103.6 million of proceeds from the sale of businesses, as well as $8.8 million of proceeds from asset sales.

During the nine months ended September 26, 2020, cash used for investing activities was $253.0 million, of which $123.2 million related to three acquisitions completed in the period and $140.0 million was invested in capital expenditures, which was partially offset by $8.8 million of proceeds from asset sales.

Financing activities

During the nine months ended October 2, 2021, cash used in financing activities was $302.1 million. We made $323.8 million of payments on debt, including the redemption of $300.0 million of the 2025 Senior Notes in September 2021, received

$32.4 million of proceeds from stock option exercises, which was offset by $9.8 million payments on acquisition-related liabilities.

During the nine months ended September 26, 2020, cash provided by financing activities was $12.6 million. We received $700.0 million from the issuance of the 2029 Notes, which was offset by $10.4 million payments on acquisition-related liabilities and $666.9 million of payments on debt, including the retirement of the 2023 Notes.

Cash paid for capital expenditures

We paid cash of approximately $170.1 million in capital expenditures in the nine months ended October 2, 2021 compared to $140.0 million in the nine months ended September 26, 2020.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of October 2, 2021, we had accrued $330.9 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $33.34 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended October 2, 2021, and a contractually defined discount rate of 1.24%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $321.7 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of October 2, 2021, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended October 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$69,457	$47,924	$34,310	$(76,313)	$75,378
Interest (income) expense	(2,933)	(2,237)	(4,359)	33,663	24,134
Income tax expense	976	119	—	19,418	20,513
Depreciation, depletion and amortization	24,577	22,412	10,324	1,068	58,381
EBITDA	$92,077	$68,218	$40,275	$(22,164)	$178,406
Accretion	219	397	85	—	701
Loss on debt financings	—	—	—	6,016	6,016
(Gain) loss on sale of businesses	(135)	248	—	—	113
Non-cash compensation	—	—	—	4,685	4,685
Other	142	221	—	—	363
Adjusted EBITDA	$92,303	$69,084	$40,360	$(11,463)	$190,284

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended October 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$142,340	$91,928	$65,935	$(190,312)	$109,891
Interest (income) expense	(7,825)	(6,133)	(12,439)	98,933	72,536
Income tax expense	2,360	209	—	30,909	33,478
Depreciation, depletion and amortization	74,634	65,032	28,535	3,273	171,474
EBITDA	$211,509	$151,036	$82,031	$(57,197)	$387,379
Accretion	653	1,274	250	—	2,177
Loss on debt financings	—	—	—	6,016	6,016
Gain on sale of businesses	(408)	(14,911)	—	—	(15,319)
Non-cash compensation	—	—	—	14,875	14,875
Other	(32)	714	—	—	682
Adjusted EBITDA	$211,722	$138,113	$82,281	$(36,306)	$395,810

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 26, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$72,871	$31,013	$27,324	$(38,439)	$92,769
Interest (income) expense	(1,192)	(649)	(3,393)	29,857	24,623
Income tax expense (benefit)	937	(193)	—	(20,357)	(19,613)
Depreciation, depletion and amortization	22,973	22,346	11,066	979	57,364
EBITDA	$95,589	$52,517	$34,997	$(27,960)	$155,143
Accretion	144	457	89	—	690
Loss on debt financings	—	—	—	4,064	4,064
Non-cash compensation	—	—	—	13,322	13,322
Other	(263)	3,969	—	377	4,083
Adjusted EBITDA	$95,470	$56,943	$35,086	$(10,197)	$177,302

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 26, 2020
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$130,409	$52,152	$44,432	$(122,063)	$104,930
Interest (income) expense	(2,479)	(1,651)	(9,685)	91,864	78,049
Income tax expense (benefit)	1,524	(358)	—	(26,499)	(25,333)
Depreciation, depletion and amortization	66,707	64,080	28,165	2,960	161,912
EBITDA	$196,161	$114,223	$62,912	$(53,738)	$319,558
Accretion	375	1,213	260	—	1,848
Loss on debt financings	—	—	—	4,064	4,064
Non-cash compensation	—	—	—	23,119	23,119
Other	345	4,464	—	(522)	4,287
Adjusted EBITDA	$196,881	$119,900	$63,172	$(27,077)	$352,876

Reconciliation of Working Capital	October 2, 2021	January 2, 2021
($ in thousands)
Total current assets	$834,782	$893,279
Less total current liabilities	(330,909)	(322,689)
Working capital	$503,873	$570,590

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
($ in thousands)
Operating income	$125,017	$100,617	$195,881	$158,957
General and administrative expenses	47,364	50,972	146,454	132,385
Depreciation, depletion, amortization and accretion	59,082	58,054	173,651	163,760
Gain on sale of property, plant and equipment	(1,159)	(1,616)	(4,331)	(5,747)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$230,304	$208,027	$511,655	$449,355
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	34.8%	32.2%	30.5%	28.8%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of October 2, 2021. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2021, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of October 2, 2021. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2021, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (and contained in Exhibit 101).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: November 4, 2021	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)