Form 10-K
period 2022-01-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2022-02-24
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of July 3, 2021 was approximately $4.1 billion.
As of February 21, 2022, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,730,256 and 99, respectively.
As of February 21, 2022, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s most recent fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of January 1, 2022, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended January 1, 2022 is that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of January 1, 2022. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
98.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
1.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$610.0 million term loan facility
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
Since our inception in 2009, we have become a major participant in the U.S. construction materials industry. We believe that, by volume, we are a top 10 aggregates supplier, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our aggregates reserves and resources were 5.9 billion tons as of January 1, 2022. In the year ended January 1, 2022 we sold 64.2 million tons of aggregates, 2.4 million tons of cement, 5.8 million cubic yards of ready-mix concrete and 5.1 million tons of asphalt paving mix across our more than 400 sites and plants.

Our growth over the years has been due in large part to our acquisitions. Over the past decade, the U.S. economy witnessed a cyclical decline followed by a gradual recovery in the private construction market and modest growth in public infrastructure spending. The U.S. private construction market has grown in recent years both nationally and in our markets. We believe we are well positioned to capitalize on growth in the construction market to continue to expand our business, particularly in light of the $1.2 trillion Infrastructure Investment and Jobs Act passed in November 2021.

Our revenue in 2021 was $2.4 billion with net income of $154.3 million. As of January 1, 2022, our total indebtedness outstanding was approximately $1.6 billion.

We anticipate continued demand growth in our primary end markets, public infrastructure and the private construction market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 41% in the U.S. from 2022 to 2026. The Infrastructure Investment and Jobs Act provides $45.5 billion in funding to Texas, Utah, Kansas and Missouri, our top four states by revenue in 2021. We believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. Historically, growth in infrastructure spending has not been consistent across the United States, but has varied across different geographies. Economic conditions in our markets do vary by state, and public infrastructure funding is expected to differ as a result. The public infrastructure market represented approximately 36% of our revenue in 2021.

The private construction market includes residential and nonresidential new construction and the repair and remodel market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to remain at historically high levels. Residential activity in our key markets remains strong, particularly in the Houston and Salt Lake City areas, two of the largest metro areas where we operate. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. The PCA projects that spending in private nonresidential construction will grow 10% from 2022 to 2026. Growth in private construction spending is influenced by changes in population, employment and general economic activity, among other factors which vary by geography across the United States. The private construction market represented approximately 64% of our revenue in 2021.

In addition to anticipated demand growth in our end markets, we expect continued improvement in pricing, especially in our materials businesses. The United States Geological Survey ("USGS") reports that aggregates pricing has increased in 70 of the last 75 years. Accordingly, we believe that this trend will continue in the future. The PCA estimates that cement consumption will increase approximately 11% in the U.S. from 2022 to 2026, reflecting rising demand in the major end markets. We believe that the increased demand will support higher cement pricing as production capacity in the United States tightens and the cost of imported cement remains high.

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

We believe that significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. Our management team maintains contact with hundreds of private companies. These long‑standing relationships, cultivated over decades, have been the primary source for our past acquisitions and, we believe, will continue to be an important source for future acquisitions. We believe we offer a compelling value proposition for private company sellers, including secure ongoing stewardship of their legacy businesses and brands.

We also seek greenfield development opportunities, particularly in our current geographies where we have been unable to identify additional acquisition opportunities at reasonable values. While greenfield development opportunities generally take longer to reach positive cash flows, the return on investment can equal or exceed those of business acquisitions.

In 2021, our management team undertook a portfolio review, and began an optimization process whereby 10-12 operational assets or businesses have been identified for possible divestiture. In the year ended January 1, 2022, we divested of 8 businesses, resulting in net proceeds of $128.3 million. We expect to divest of additional businesses in 2022.

Our Business Segments

We operate in 21 U.S. states and in British Columbia, Canada and have assets in 21 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West; East; and Cement. The 10 platform businesses in the West and East segments have their own management teams. The platform management teams are responsible for overseeing the operating platforms, implementing best practices, developing growth opportunities and integrating acquired businesses. We seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•West Segment:  Our West segment includes operations in Texas, Utah, Colorado, Idaho, Wyoming, Oklahoma, Nevada and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of January 1, 2022, the West segment controlled approximately 1.6 billion tons of aggregates reserves and resources and $702.1 million of net property, plant and equipment and inventories (“hard assets”). During the year ended January 1, 2022, approximately 52% of our revenue was generated in the West segment.

•East Segment:  Our East segment serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Kentucky, North Carolina, South Carolina, Georgia, Arkansas and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of January 1, 2022, the East segment controlled approximately 3.7 billion tons of aggregates reserves and resources and $743.3 million of hard assets. During the year ended January 1, 2022, approximately 35% of our revenue was generated in the East segment.

•Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and nine distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel for the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few cement facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of January 1, 2022, the Cement segment controlled approximately 0.6 billion tons of aggregates reserves and resources, which serve its cement business, and $568.2 million of hard assets. During the year ended January 1, 2022, approximately 12% of our revenue was generated in the Cement segment.

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

In the past, public infrastructure sector funding was underpinned by a series of six‑year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law on November 15, 2021. The IIJA legislation provides $1.2 trillion in funding over five years from 2022 through 2026, including $550 billion in new investments for all modes of transportation, water, power and energy, environmental remediation, public lands, broadband and resilience.

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced primarily by employment prospects, new household formation and mortgage interest rates. In recent years, residential construction demand has been growing, although the rate of growth has varied across the U.S. As a result of the COVID-19 pandemic, migration trends towards rural and exurban U.S. markets has begun, notably in our Texas and Utah markets.

Nonresidential Construction.  Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is customarily driven primarily by population and economic growth, and activity tends to follow residential activity by 12-24 months. Population growth generally spurs demand for stores, shopping centers and restaurants. Economic growth typically creates demand for projects such as hotels, office buildings, warehouses and factories, although growth rates vary across the U.S. The supply of nonresidential construction projects is also affected by other variables, interest rates and the availability of credit to finance these projects.

Our Competitive Strengths

Leading market positions.  We believe each of our operating companies has a top three market share position in its local market area achieved through their respective, extensive operating histories, averaging over 30 years. We believe we are a top 10 supplier of aggregates, a top 15 producer of cement and a major producer of ready‑mix concrete and asphalt paving mix in the United States by volume. We focus on acquiring aggregate-based companies that have leading local market positions, which we seek to enhance by building scale through additional bolt-on acquisitions. The construction materials industry is highly local in nature due to transportation costs from the high weight‑to‑value ratio of the products. Given this dynamic, we believe achieving local market scale provides a competitive advantage that drives growth and profitability for our business. We believe that our ability to prudently acquire, rapidly integrate and improve multiple businesses has enabled, and will continue to enable, our market leadership.

Operations positioned to benefit from attractive industry fundamentals.  We believe the construction materials industry has attractive fundamentals, characterized by high barriers to entry and a stable competitive environment in the majority of markets. Barriers to entry are created by scarcity of raw material resources, limited efficient distribution range, asset intensity of equipment, land required for quarry operations and a time‑consuming and complex regulatory and permitting process. According to a January 2021 U.S. Geological Survey, aggregates pricing in the United States had increased in 70 of the previous 75 years, with growth accelerating since 2002 as continuing resource scarcity in the industry has led companies to focus increasingly on improved pricing strategies.

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

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. Approximately 19% of the aggregates used in our products and services are internally supplied. Our vertically‑integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of production, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by providing a greater population of target companies.

Attractive diversity, scale and product portfolio.  We operate in dozens of metropolitan statistical areas across 21 U.S. states and in British Columbia, Canada. In the year ended January 1, 2022, 52% of our operating income increase came from the West segment, 28% from East segment and 20% from the Cement segment, excluding corporate charges. As of January 1, 2022, we had 3.9 billion tons of proven and probable mineral reserves and 1.8 billion measured and indicated mineral resources. We estimate that the useful life of our reserves serving our aggregates and cement businesses are approximately 55 years and 170 years, respectively, based on the average production rates in 2021 and 2020.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2021, we shipped approximately 65-75% of our cement by barge, which is significantly more cost‑effective than truck or rail transport.

Proven ability to incorporate new acquisitions and grow businesses.  Since our inception, we have acquired dozens of businesses, successfully integrating them into three segments through the implementation of operational improvements, industry‑proven information technology systems, comprehensive safety and management programs. A typical acquisition and subsequent integration generally involves implementing common safety and financial back office systems, driving best practices in pricing and productivity. In addition, we seek to leverage scale while maintaining local branding and management decision-making and providing management support, strategic direction and financial capital for investment.

Experienced and proven leadership driving organic growth, acquisition and optimization strategy. Our management team, including corporate and segment managers, corporate development, finance executives and other heavy side industry operators, has extensive experience in the industry. Our management team has successfully enhanced the operations of acquired companies, focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow. Our management team has undertaken an optimization process whereby we are disposing of certain assets and businesses that are not core to our business, helping our management teams narrow their focus to the highest returning components of our business and serve our broader goal of increasing our return on invested capital.

Our Business Strategy

We believe our integrated business model creates a distinct competitive advantage to support our growth ambitions. In March 2021, we unveiled our Elevate Summit Strategy, which has four key themes:

Market Leadership. We expect to create sustainable advantages in suburban and exurban communities that enhance total shareholder value. We believe that our vertical integration of construction materials, products and services is a significant competitive advantage that will drive share growth in existing markets and enable entry into new markets. A significant portion of materials used to produce our products and provide services to our customers is internally supplied, which enables us to operate as a single source provider of materials, products and paving and related services. This creates cost, convenience and reliability advantages for our customers and enables us to capture additional value throughout the supply chain, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses.

Asset Light Approach. We seek to maximize aggregates pull through in order to improve capital efficiency, and reduce volatility. Our growth has been a result of the successful execution of our aggregates-led acquisition strategy and implementation of best practices to drive organic growth. We believe we have opportunity for further growth through strategic acquisitions in markets adjacent to our existing markets within the states where we currently operate, as well as into additional states as market and competitive conditions permit. We also believe we can enhance our return on investment by partnering with our customers in asset light partnerships by providing aggregates.

Social Responsibility. We strive to build differentiated, heavy materials solutions to enhance returns and maximize social impact. As our customers focus on their own social responsibility goals, we plan to provide innovative solutions to meet those goals. We view social responsibility, which includes human capital, land use, water and addressing carbon emissions impacts, as a strategic imperative essential to serving the needs of our employees, customers, and communities where we operate. We publish an annual sustainability report aligned with the Sustainability Accounting Standards Board Construction Materials Standard. Our sustainability report describes our safety performance as well as water usage, waste production, and carbon emissions impacts. We seek to proactively address those impacts to align our business activities with the interests of our external stakeholders.

Innovation Focus. We seek to make investments to address tomorrow's customer challenges with new products and solutions. We seek to enhance margins through proven profit optimization plans, managed working capital and achieved scale‑driven purchasing synergies and fixed overhead control and reduction. Our management team, supported by our operations, development, risk management, information technology and finance teams, drive the implementation of detailed and thorough profit optimization plans for each acquisition post close. These integration and improvement plans typically include, among other things, implementation of a common pricing strategy, safety and financial systems, systematic commercial strategies, operational benefits, efficiency improvement plans and business-wide cost reduction techniques. In addition, through our portfolio optimization program, we are also evaluating and executing on divestitures of certain assets and businesses that are not core to our business or have underperformed our investment expectations.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. Funding for the existing federal transportation funding program extends through February 2022. The IIJA passed in November 2021 provides $1.2 trillion in funding over five years from 2022 through 2026, including $550 billion in new investments for all modes of transportation, water, power and energy, environmental remediation, public lands, broadband and resilience.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 15%, 12% and 9%, respectively, of our total revenue in 2021.

Our Industry and Operations

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

We have operations in 21 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended January 1, 2022, approximately 81% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment, and have construction and demolition debris landfills and liquid asphalt terminal operations in our West and East segments.

Approximately 70% of our asphalt paving mix was installed by our paving and related services businesses in the year ended January 1, 2022. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

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

We mine limestone, gravel, and other natural resources from 131 crushed stone quarries and 115 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of January 1, 2022, we had approximately 5.9 billion tons of reserves and resources of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 5.9 billion tons of aggregates reserves and resources, 2.9 billion, or 49%, are located on owned land and 3.0 billion are located on leased land.

Transportation costs are a major variable in determining the marketing radius for our products. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Our transportation costs are also increasing, primarily due to driver shortages and increased fuel costs. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. However, more recently, rising land values combined with local environmental concerns have been forcing production sites to move further away from the end‑use locations.

Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 81% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

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

Cement production in the United States is distributed from over 90 production facilities located across a majority of the states and is a capital‑intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Our largest competitors include large vertically integrated companies. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant.

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, and Davenport, Iowa and our nine distribution terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal plant is one of very few with hazardous waste fuel facilities permitted and operating out of over 90 cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. Aligned with our core strategy of sustainability, we expect to convert our cement plant’s production from general use Portland cement to Portland Limestone Cement (PLC). Portland Limestone Cement is accepted in all major specifications, can be used in all applications in lieu of Portland cement while reducing cement’s embodied CO2 content by up to 10%. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive with truck transportation is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located on the Mississippi River, we are able to cost effectively distribute cement from both of our plants by truck, rail and barge directly to customers or to our nine storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are located on the Mississippi River and, consequently, we ship approximately 65-75% of our cement by barge, which is significantly more cost‑effective than truck or rail transport.

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

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas, Missouri, Arkansas, North Carolina, South Carolina, Kentucky and Virginia markets and surrounding areas. We operated 70 ready-mix concrete plants and over 700 concrete delivery trucks in the West segment and 49 ready-mix concrete plants and almost 300 concrete delivery trucks in the East segment as of January 1, 2022. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations.

Asphalt Paving Mix

Asphalt paving mix is the most common roadway material used today. It is a versatile and essential building material that has been used to surface 94% of the more than 2.7 million miles of paved roadways in the United States, according to the National Asphalt Pavement Association (“NAPA”).

Typically, asphalt paving mix is placed in three distinct layers to create a flexible pavement structure. These layers consist of a base course, an intermediate or binder course, and a surface or wearing course. These layers vary in thicknesses.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. As of January 1, 2022, we operated 25 and 22 asphalt paving mix plants in the West and East segments, respectively. Nearly all of our plants can utilize recycled asphalt pavement.

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

Approximately 70% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

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

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2021 revenue.

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

Human Capital Resources

As of January 1, 2022, we employed approximately 5,500 employees, of which approximately 5,200 were employed in the United States with the remainder being employed in Canada. Approximately 80% of our employees are hourly workers, with the remainder being salaried. Approximately 8% of our employees are union members, substantially all in our cement division and at our Canadian operations, with whom we believe we enjoy a satisfactory working relationship. Our collective bargaining agreements for employees who are union members generally expire between 2022 and 2026. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Health and Safety: We maintain a safety culture grounded on the premise of striving to eliminate workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. Our goal is to reduce Occupational Safety and Health Administration ("OSHA") recordable incidents each year. During fiscal 2021, our recordable incident rate declined 9% compared to fiscal 2020.

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

Inclusion and Diversity: We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We have a goal to build a highly engaged team by increasing retention year over year. In 2021, we achieved gender parity at the Board and executive officer level with over 50% female Board directors and executive officers.

Talent Development: We prioritize and invest in creating opportunities to help employees grow and build their careers, through various training and development programs. These include on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.

Compensation and Benefits: In addition to competitive-base compensation, we offer incentive plans for both safety and operational results, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave programs, employee assistance programs, among others. Our 401(k) plan covers all U.S. employees, and provides for matching contributions to the plan, including 100% of pre‑tax employee contributions, up to 4% of eligible compensation. Employer contributions vest immediately. During 2021, we implemented an Employee Stock Purchase Plan in which the majority of our employees are eligible to participate.

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

Worker safety and health matters are overseen by our corporate risk management and safety department as well as operations level safety managers. We provide our operations level safety managers leadership and support, comprehensive training, and other tools designed to accomplish health and safety goals, reduce risk, eliminate hazards, and ultimately make our work places safer.

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

ITEM  1A.    RISK FACTORS

Risks Related to Our Industry and Our Business

Industry Risks

Our business depends on activity within the construction industry and the strength of the economies in which we operate.

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. The strength of the construction industry in turn can be substantially affected by macroeconomic and other factors beyond our control, including changes in general economic conditions, political or social trends and unrest, terrorism or war, and natural, climate-related or man-made disasters and extreme weather conditions. In addition, federal and state budget issues may negatively affect the amount of funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain funding for construction projects, or due to other market factors such as labor shortages. In addition, a slow pace of economic activity typically results in delays or cancellations of capital projects.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Utah, Kansas and Missouri, our financial condition, results of operations and liquidity could be materially adversely affected.

Our industry is cyclical and requires significant working capital to fund operations.

Our industry is cyclical and requires that we maintain significant working capital to fund our operations. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business and service our outstanding debt and other obligations, we may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures, including the restructuring of all or a portion of our debt, which may only be available, if at all, on unsatisfactory terms.

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

The U.S. construction aggregates industry is highly fragmented with a large number of independent local producers in a number of our markets. Additionally, in most markets, we also compete against large private and public companies, some of which are also vertically‑integrated. Therefore, there is intense competition in a number of the markets in which we operate. This significant competition could lead to lower prices, higher wages, lower sales volumes and higher costs in some markets, negatively affecting our financial condition, results of operations and liquidity.

Growth and Portfolio Optimization Risks

The success of our business depends in part on our ability to execute on our acquisition and portfolio optimization strategy.

A significant portion of our historical growth has occurred through acquisitions, and we will likely execute acquisition transactions in the future. Acquisitions involve risks that, among other things, the businesses acquired will not perform as expected. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non‑binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. In addition, we have recently disposed of a number of assets and businesses that we did not believe met our long-term investment criteria and through our portfolio optimization program, we are also evaluating additional divestiture opportunities of certain assets and businesses that are not core to our business. There can be no assurances that we will be able to recover the current carrying amount of our investments, and in some circumstances, assets or businesses may result in additional impairment expenses or other losses. In addition, we may become subject to certain contractual indemnity or other obligations or may fail to successfully deploy sale proceeds. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional capital through additional equity issuances, additional indebtedness, or a combination of equity and debt issuances. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our acquisitions and portfolio optimization efforts have placed, and may continue to place, significant demands on our management and operational and financial resources.

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

Economic Risks

The ongoing novel coronavirus (COVID-19) pandemic has caused severe disruptions in the U.S. and global economy and may continue to adversely impact the economy. While the full scale and long-term effects of the COVID-19 outbreak are unknown at this time, the overall impact on our business, operating results, cash flows and/or financial condition could be material.

The United States and other countries have reacted to the COVID-19 pandemic with unprecedented government intervention. The global impact of the outbreak continues to evolve, and many countries have reacted by re-instituting, or strongly encouraging quarantines and restrictions on travel, limiting operations of non-essential businesses, imposing vaccine or testing mandates and taking other restrictive measures designed to help slow the spread of COVID-19. While most economic activity has normalized or returned to near pre-pandemic levels, there have been longer lasting disruptions to global supply chains and employment trends that have adversely impacted many industries. The extent of the COVID-19 pandemic and its after effects on our future results of operations and overall financial performance remains uncertain.

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

•increased costs and potential labor shortages associated with compliance with new government regulations or restrictions, such as vaccine mandates and quarantines, which regulations or restrictions may adversely impact our normal operations in one or more of the markets in which we operate;
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
•lower sales volumes due to reduced demand; and
•reduced state and local transportation budgets, particularly if such are not augmented by federal funding.

The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to our business. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the success of vaccination efforts, the impact of newer strains of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees, customers, suppliers and partners. It is also possible that negative consequences of the pandemic may continue once the pandemic is controlled.

The adverse impact on our business, financial condition, operating results or liquidity or future results from the COVID-19 pandemic, or any similar future crisis, could be material. The inherent uncertainty surrounding COVID-19, and likewise any similar crisis, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for fiscal 2022.

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

Shortages of, or increases in prices for, production and delivery inputs, including commodities and labor, and other inputs related to the production and delivery of our products, could adversely affect our business. Our cost of revenue consists of production and delivery inputs, which primarily include labor, utilities, raw materials, fuel, transportation, royalties and other direct costs incurred in the production and delivery of our products and services. Increases in these costs, as a result of general economic conditions, inflationary pressures or otherwise, may reduce our operating margin and adversely affect our financial position if we are unable to hedge or otherwise offset such increases. Specifically, significant increases or fluctuations in the prices of certain energy commodities, including diesel fuel, liquid asphalt and other petroleum-based resources, which we consume significant amounts of in our production and distribution processes, could negatively affect the results of our business operations or cause our results to suffer. Additionally, labor is a meaningful component in our ability to operate our business and can have a significant impact on the cost of operating our business. Labor shortages could restrict our ability to operate our business or result in increased labor costs as a result of wage increases due to competition for qualified workers. Increased labor costs, whether due to labor shortages, competition for labor from other industries, changing demographics of the overall work force or otherwise may reduce our operating margin and adversely affect our financial position.

Availability of and pricing for raw materials and labor can be affected by various national, regional, local, economic and political factors. For example, government-imposed tariffs and trade regulations on imported raw materials could have significant impacts on our costs to operate our business, as well as the ongoing labor and supply shortage.

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

We are highly leveraged. As of January 1, 2022, our total debt was approximately $1.6 billion, which includes $1.0 billion of Senior Notes and $610.0 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $327.1 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $17.9 million of letters of credit outstanding).

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

•the deductibility of our interest expense is currently limited under existing law;

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We historically have and may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. In addition, certain of our variable rate indebtedness uses London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR has been the subject of national, international and other regulatory guidance and proposals for reform. Publication of certain LIBOR reference rates was discontinued at the beginning of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. While we expect LIBOR to be available in its current form at least until the end of June 2023, it is possible that LIBOR will become unavailable prior to that point which may impact the cost of our variable rate indebtedness. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, we may also need to renegotiate our variable rate indebtedness that utilizes LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change, and Canada and the United States have agreed to the Paris Agreement, the successor to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which could lead to additional legislative and regulatory changes in those countries. In addition, in the United States, in part due to the current administration’s focus on climate change as central to U.S. policy, there may be additional legislative and regulatory changes connected to changes in presidential administration. In April 2021, President Biden announced that the United States' Nationally Defined Contribution to the Paris Agreement will be an economy-wide reduction in greenhouse (“GHG”) emissions of 50-52% by 2030, relative to 2005 levels. In addition, in advance of the November 2021 Conference of the Parties 26 meeting in Glasgow, Scotland (“COP26”), the Biden administration released details on its strategy to achieve those targets. The COP26 meeting concluded with international consensus to further reduce GHG emissions, including through the elimination of certain fossil fuel subsidies. In conjunction with COP26, the United States and China also bilaterally agreed to cooperate on GHG emission reductions. Any resulting legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. The EPA has also promulgated a GHG emissions permitting rule, referred to as the “Tailoring Rule” which sets forth criteria for determining which facilities are required to obtain permits for GHG emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plants and one of our landfills hold Title V Permits. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. Given the nature of our operations, physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

Additionally, actual or perceived environmental, social, governance and other sustainability (ESG) matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

We have seen increases in litigation as the scope of our business and operations has grown. We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, antitrust, tax, property entitlements and land use, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations, or proceedings is often difficult to predict and could be adverse and material in amount. Development in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings including the judge’s rulings or judgments, jury verdicts, settlements, or changes in applicable law. Future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our results of operations and cash flows in a particular period. In addition, the defense of these lawsuits, claims, investigations, and proceedings may divert our management’s attention, and we may incur significant costs in defending these matters.

We are dependent on information technology. Our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our customers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. Any significant breakdown, invasion, destruction or interruption of our existing or future systems by employees, third parties, vendors, others with authorized access to our systems, or unauthorized persons could negatively affect operations. In addition, future systems upgrades or changes could be time consuming, costly and result in unexpected interruptions or other adverse effects on our business. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, “ransomware” or other malware, or data leakage of confidential information either internally or at our third‑party providers.

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

As of January 1, 2022, labor unions represented approximately 8% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire between 2022 and 2026. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements or adverse labor relations at any of our locations, could lead to strikes, other forms of work stoppage, slowdowns or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

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

The limited partnership agreement of Summit Holdings provides for cash distributions, which we refer to as “tax distributions,” to be made to the holders of the LP Units if it is determined that the income of Summit Inc. will give rise to net taxable income allocable to holders of LP Units. To the extent that future tax distributions Summit Inc. receives exceed the amounts it actually requires to pay taxes and make payments under the TRA, our board of directors has in the past and may in the future cause Summit Inc. to use such excess cash to acquire additional newly-issued LP Units at a per unit price determined by reference to the volume weighted average price per share of the Class A common stock during the five trading days immediately preceding the date of the relevant board action. Any cash used by Summit Inc. to acquire additional LP Units would not then be available to fund cash dividends on the Class A common stock.

Summit Inc. is required to pay exchanging holders of LP Units for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the tax basis step-up we receive in connection with sales or exchanges of LP Units and related transactions.

Holders of LP Units (other than Summit Inc.) may exchange their LP Units for Class A common stock on a one-for-one basis. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (the “IRS”) may challenge all or part of the tax basis increase, and a court could sustain such a challenge.

In connection with Summit Inc.'s initial public offering ("IPO"), we entered into a TRA with the holders of LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. is deemed to realize as a result of the increases in tax basis described above and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of Summit Inc. and not of Summit Holdings. While the actual increase in tax basis and the actual amount and utilization of net operating losses, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Summit Holdings and our possible utilization of net operating losses, the payments that Summit Inc. may make under the TRA will be substantial.

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

The actual cash tax savings realized by Summit Inc. under the TRA may be less than the corresponding TRA payments. Further, payments under the TRA may be made years in advance of when the benefits, if any, are realized on our federal and state income tax returns. Accordingly, there may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the TRA. Based upon a $40.14 share price of our Class A common stock, which was the closing price on December 31, 2021, and a contractually defined discount rate of 1.58%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $312 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Ownership of Our Class A Common Stock Risks

The market price of shares of our Class A common stock has fluctuated significantly, which could cause the value of your investment to decline.

The market price of our Class A common stock has fluctuated significantly in the past and could be subject to wide fluctuations in the future. During the year ended January 1, 2022, the closing price of our Class A common stock on the New York Stock Exchange has fluctuated from a low of $20.42 per share to a high of $41.21 per share. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock for a profit.

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

As of January 1, 2022, we had 118,705,108 shares of Class A common stock issued and outstanding, and 881,294,892 shares authorized but unissued. The number of unissued shares includes 1,314,006 shares available for issuance upon exchange of LP Units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or securities convertible or exchangeable for Class A common stock, or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our Class A common stock. Thus holders of our Class A common stock will bear the risk of our future issuances reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

As of January 1, 2022, we have reserved an aggregate of 17.5 million shares of Class A common stock for issuances under the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), including 7.9 million shares were available for grant as of January 1, 2022. In addition, we also have 5.5 million shares of Class A common stock reserved for issuance under the Summit Materials, Inc. 2021 Employee Stock Purchase Plan (“ESPP”) as of January 1, 2022. Lastly, as of January 1, 2022, we had outstanding warrants to purchase an aggregate of 31,519 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, or other securities convertible or exchangeable for Class A common stock would dilute the percentage ownership held by the investors of our Class A common stock and may adversely affect the market price of the shares of our Class A common stock.

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

•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the the affirmative vote of a majority in voting power of all the then-outstanding shares of stock of the Corporation entitled to vote thereon.

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

ITEM  1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES.

Properties

Our headquarters are located in a 21,615 square foot office space, which we lease in Denver, Colorado, under a lease expiring on January 31, 2024. We have executed a lease for 33,191 square feet for new office space, also in Denver, Colorado, and expect to occupy the new space in mid-2022.

We mine a variety of hard rock materials including limestone, granite, quartzite and unconsolidated materials including clay, sand and gravel at our quarry operations. The aggregates produced at our quarries are utilized as general construction aggregates, bituminous asphalt pavement and ready-mix concrete. Our reserves and resources are across over 250 sites, to which we believe we have adequate road, barge or railroad access.

A map showing the location of all mining properties is below:

We periodically perform sub-surface exploration at most of our sites through drilling methods. At most of our sites, our mining operations are conducted using surface open pit techniques. Mineral resources are defined as having a reasonable prospect of extraction, and is likely to, either in whole or in part, to become economically extractable. Mineral resource estimates were obtained using property boundaries, exploration coverage and regional geologic research. Areas of uneconomically thick overburden or poor aggregate quality rock were defined to the best ability and excluded from reserves or resources areas. Mineral reserves are defined as an estimate of tonnage that can be economically extracted and includes an allowance for losses that may occur when the material is mined or extracted. Mineral reserves estimates were made using similar parameters as for mineral resources. Quantities are counted as reserves based on the nature of the permit, property boundaries, mineral rights and core drilling availability. Areas that are not yet permitted or not explored through a drilling campaign are excluded from reserves. Due to the nature of our products, we do not perform metallurgical testing, however during exploration, material is tested for aggregate or cement suitability.

As of January 1, 2022, we had 3.9 billion tons of proven and probable mineral reserves and 1.8 billion measured and indicated mineral resources. In total, we owned 49 percent and leased 51 percent of total mineral reserves and resources. We do not consider any of our individual quarrying operations as material for disclosure purposes. We estimate that the useful life of our reserves serving our aggregates and cement businesses are approximately 55 years and 170 years, respectively, based on the average production rates in 2021 and 2020. We obtained technical reports covering each of our mining site prepared by Continental Placer Inc. as of January 1, 2022. The technical reports were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Modernization Rules”). Inferred resources are defined as a mineral resource for which quantity and grade have been estimated but not yet verified. The terms defined in the table below are defined and used in accordance with the SEC Mining Modernization Rules. By segment, our estimate of proven and probable mineral reserves and measured and indicated mineral resources as of January 1, 2022 are shown in the table below:

	Hard Rock Tons (000s)				Sand and Gravel Tons (000s)
	West	East	Cement	Total	West	East	Cement	Total
Proven Reserves	146,434	1,239,308	495,343	1,881,085	849,945	227,816	—	1,077,761
Probable Reserves	184,107	515,945	10,760	710,812	199,184	36,713	—	235,897
Total Proven and Probable Mineral Reserves	330,541	1,755,253	506,103	2,591,897	1,049,129	264,529	—	1,313,658

Measured Resources	20,675	1,019,185	47,185	1,087,045	96,887	46,420	—	143,307
Indicated Resources	25,000	477,723	—	502,723	19,484	31,779	—	51,263
Total Measured and Indicated Resources	45,675	1,496,908	47,185	1,589,768	116,371	78,199	—	194,570

Inferred Resources	—	133,110	—	133,110	46,918	11,122	—	58,040

As of January 1, 2022, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	98	2	5	94	27
Leased	135	—	4	25	16
Partially owned and leased	18	—	—	—	4
Total	251	2	9	119	47

The following chart summarizes our production and distribution facilities by state as of January 1, 2022:

State	Sand & Gravel	Limestone	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arkansas	6	—	—	17	2	—	3
Colorado	28	1	—	9	7	1	3
Georgia	5	—	—	—	—	—	—
Idaho	4	—	—	3	—	—	2
Iowa	—	1	2	—	—	—	1
Kansas	8	49	—	16	4	8	12
Kentucky	1	14	—	10	13	—	9
Louisiana	—	—	3	—	—	—	1
Minnesota	—	—	2	—	—	—	—
Missouri	1	49	2	6	—	—	6
Nebraska	—	1	—	—	—	—	—
Nevada	1	—	—	3	—	—	—
North Carolina	4	—	—	—	—	—	2
Oklahoma	5	1	—	12	—	—	3
South Carolina	15	1	—	—	—	—	—
Tennessee	—	1	1	—	—	—	—
Texas	17	2	—	23	8	—	15
Utah	18	2	—	19	5	—	3
Virginia	1	9	—	—	5	—	5
Wisconsin	—	—	1	—	—	—	—
Wyoming	1	—	—	1	2	—	2
Total US	115	131	11	119	46	9	67
British Columbia, Canada	5	—	—	—	1	3	6
Total	120	131	11	119	47	12	73
______________________
*Other primarily consists of office space.

Internal Controls Disclosure

The analysis of our reserves and resources has been developed by our personnel in collaboration with Continental Placer, designated as our qualified person. Our management teams periodically review our reserves by performing sub-surface exploration as part of our mine planning process. Further, we also review and update our mineral resources and reserves as operations progress through our reserves, and as mining permits are submitted for updates and approvals. The modeling and analysis of the Company’s reserves and resources has been developed by Company mine personnel and reviewed by several levels of internal management, including Continental Placer. The development of such reserves and resources estimates, including related assumptions, was a collaborative effort between Continental Placer and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in reserve and resource analysis and modeling.

When determining reserves and resources, as well as the differences between reserves and resources, management developed specific criteria, each of which must be met to qualify as a reserve or resource, respectively. These criteria, such as demonstration of economic viability, legal right to mine, and material quality are specific and attainable. Continental Placer and Company management agree on the reasonableness of the criteria for the purposes of estimating reserves and resources. Calculations using these criteria are either performed or reviewed and validated by Continental Placer.

Estimations and assumptions were developed independently for each geographical operational area. All estimates require a combination of historical data and key assumptions and parameters. When possible, resources and data from generally accepted industry sources, such as governmental resource agencies, were used to develop these estimations.

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

Anne P. Noonan, 58, President and Chief Executive Officer and Director. Ms. Noonan joined the Company in September 2020. Prior to joining the Company, Ms. Noonan served as president and chief executive officer and as a director of OMNOVA Solutions Inc. (“OMNOVA”), a global provider of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses, with manufacturing, technical, and other facilities located in North America, Europe, China, and Thailand, from December 2016 until April 1, 2020 when OMNOVA was acquired by Synthomer plc. Before being appointed President and Chief Executive Officer, Ms. Noonan served as OMNOVA’s President, Performance Chemicals, from 2014 until December 2016. Ms. Noonan previously held several positions of increasing responsibility with Chemtura Corporation, a global specialty chemicals company, from 1987 through 2014, including most recently as senior vice president and president of Chemtura’s Industrial Engineered Products business and Corporate Development function. Ms. Noonan serves on the board of CF Industries Holdings, Inc., a global leader in nitrogen fertilizer manufacturing and distribution.

Karli S. Anderson, 48, Executive Vice President, Chief Environmental, Social & Governance Officer and Head of Investor Relations. Ms. Anderson joined the Company in 2019 after having served as Vice President at Royal Gold, Inc., a precious metals stream and royalty company from 2013 to 2018. Prior to that, Ms. Anderson served in senior investor relations roles at Newmont Mining Corporation and Coeur Mining, and was the Chair of the Board of the Denver Gold Group for six years. Ms. Anderson currently serves on the Board of Westwater Resources where she is the chair of the Compensation Committee and a member of the Audit and Environmental, Health and Safety committees. Ms. Anderson received her Master of Business Administration in finance from the Wharton School at the University of Pennsylvania and her Bachelor of Science from Ohio University. Ms. Anderson is also a National Association of Corporate Directors fellow.

Chris B. Gaskill, 40, Executive Vice President, Chief Legal Officer and Secretary. Mr. Gaskill joined the Company in 2015 and has served in various roles of increasing responsibility, most recently as the Senior Vice President, Deputy General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Gaskill served in senior legal roles at The Western Union Company and Cardinal Health, Inc. Mr. Gaskill began his career at Simpson Thacher & Bartlett, LLP in New York, NY. Mr. Gaskill has a Bachelor of Arts in Government and Legal Studies from Bowdoin College and received his Juris Doctor from the University of Virginia School of Law. He currently serves on the Board of Governors of Colorado Goodwill, one of the state’s largest 501(c)(3) organizations.

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

Deon MacMillan, 48, Executive Vice President, Chief People Officer and Head of Corporate Communications. Ms. MacMillan joined the Company in March 2021 after serving as the Chief Human Resource and Communications Officer for Ardent Mills, a leading flour and grain supplier, from 2014 to March 2021. From 2012 through 2014, Ms. MacMillan consulted on a wide range of human relations related matters with publicly traded multi-national corporations through her consulting firm, MacMillan Consulting. From 2013 to 2015, Ms. MacMillan served as an associate consultant at Lominger (a wholly owned subsidiary of Korn Ferry) and was the Vice President Human Resources, Customer Sales and Experience at multiple organizations with increasing levels of responsibilities, focused on human resources, communications and general change management. Ms. MacMillan received her Bachelor of Arts in Business Administration with an Emphasis in Human Resources and her Master of Business Administration from the University of Alaska-Fairbanks.

PART II

ITEM  5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of February 21, 2022, there were five holders of record of our Class A common stock and 30 holders of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

During the quarter and year ended January 1, 2022, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended January 1, 2022.

ITEM  6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and any factors discussed in the sections entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Historical Consolidated Financial Data,” our audited consolidated annual financial statements and the related notes thereto and other information included in this report. A discussion and analysis of our results of operations and changes in financial condition for fiscal 2020 compared to 2019 may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended January 2, 2021, filed with the SEC on February 24, 2021, which discussion is incorporated herein by reference.

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

We are organized into 11 operating companies that make up our three distinct operating segments—West, East and Cement. We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 21 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see positive indicators for the construction sector, including positive trends in highway obligations, housing starts and non-residential construction activity.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act (IIJA) was signed into law on November 15, 2021. The IIJA provides $1.2 trillion in funding over five years from 2022 through 2026, including $550 billion in new investments for all modes of transportation, water, power and energy, environmental remediation, public lands, broadband and resilience.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 15%, 12% and 9%, respectively, of our total revenue in 2021. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) updated its fiscal year 2022 lettings estimate to $10.2 billion up from $8.4 billion in fiscal year 2021 and $7.5 billion in fiscal year 2020. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

•The state of Utah anticipates transportation funding of approximately $1.8 billion in 2022, up from $1.3 billion in 2021.

•The Kansas Legislature approved a 2022 transportation budget of $2.2 billion, up from $1.9 billion in 2021.

•The Missouri Department of Transportation budget in 2022 is $3.2 billion, up from $3.1 billion in 2021.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, as we seek to manage our risk to increasing energy prices, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

Financial Highlights— Year ended January 1, 2022

The principal factors in evaluating our financial condition and operating results for the year ended January 1, 2022 are:

•Net revenue increased 4.6% or $97.9 million in 2021 as compared to 2020, primarily resulting from organic growth and to a lesser extent, acquisition growth.
•Our operating income increased 12.4% or $27.9 million in 2021 as compared to 2020, as pricing and volume increases exceeded the increases in cost of revenue.
•In 2021, the Company sold seven businesses in the East segment and one in the West segment, resulting in cash proceeds of $128.3 million and a total gain on disposition of $20.0 million.
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

In 2021, we reclassified $126.7 million and $119.7 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the years ended January 2, 2021 and December 28, 2019, respectively, to conform to the current year presentation. We believe these reclassifications enhance the comparability of our financial statements to others in the industry and have no impact on previously reported operating income, as well as certain non-GAAP measures defined below, such as Adjusted EBITDA, or Adjusted EBITDA Margin; however, Adjusted Cash Gross Profit and Adjust Cash Gross Profit Margins were reduced.

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

Results of Operations

The United States and other countries have reacted to the COVID-19 pandemic with unprecedented government intervention. The global impact of the outbreak continues to evolve, and many countries have reacted by re-instituting, or strongly encouraging quarantines and restrictions on travel, limiting operations of non-essential businesses, imposing vaccine or testing mandates and taking other restrictive measures designed to help slow the spread of COVID-19. While most economic activity has normalized or returned to near pre-pandemic levels, there have been longer lasting disruptions to global supply chains and employment trends that have adversely impacted many industries. The extent of the COVID-19 pandemic and its after effects on our future results of operations and overall financial performance remains uncertain.

During 2021, our operating markets remained substantially unaffected by COVID-19. However, we believe its impact may negatively affect our operations in subsequent periods if construction activity in future periods slows due to COVID-19 or its related impacts on the supply chain and labor markets. We continue to monitor our operations, the operations of our customers, and the recommendations of the various national, state and local governments in the areas in which we operate. We implemented additional safety measures specific to COVID-19 at all of our operating locations, which did not significantly increase our costs. The extent to which the COVID-19 pandemic impacts the national and local economies in which we operate, and ultimately our business, will depend on numerous developments, which are highly uncertain and difficult to predict. These events, as they continue to develop, could result in business disruption, including reduced revenues, profitability and cash flow.

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

Operating income (loss) reflects our profit after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and gain on sale of property, plant and equipment. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business, and may also be impacted by acquisition and divestiture activities, depending on the size of the business acquired or divested. During 2021, our general and administrative expenses were not materially impacted by our acquisition or divestiture activity.

The table below includes revenue and operating income by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, loss on debt financings, tax receivable agreement expense, gain on sale of business, other income / expense and taxes.

	Year ended
	January 1, 2022		January 2, 2021		December 28, 2019
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$1,262,061	$171,164	$1,262,196	$176,528	$1,122,338	$109,182
East	849,374	90,403	799,633	69,796	809,098	101,775
Cement	298,234	66,131	270,622	55,335	290,704	64,697
Corporate (1)	—	(74,633)	—	(76,486)	—	(62,096)
Total	$2,409,669	$253,065	$2,332,451	$225,173	$2,222,140	$213,558
______________________
(1)    Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2021	2020	2019
($ in thousands)
Net revenue	$2,232,696	$2,134,754	$2,030,647
Delivery and subcontract revenue	176,973	197,697	191,493
Total revenue	2,409,669	2,332,451	2,222,140
Cost of revenue (excluding items shown separately below)	1,736,410	1,710,654	1,646,016
General and administrative expenses	196,728	182,873	156,129
Depreciation, depletion, amortization and accretion	229,366	221,320	217,102
Gain on sale of property, plant and equipment	(5,900)	(7,569)	(10,665)
Operating income	253,065	225,173	213,558
Interest expense	92,240	103,595	116,509
Loss on debt financings	6,016	4,064	14,565
Tax receivable agreement benefit	(6,779)	(7,559)	16,237
Gain on sale of businesses	(20,011)	—	—
Other income, net	(17,038)	(3,982)	(11,977)
Income from operations before taxes	198,637	129,055	78,224
Income tax expense (benefit)	44,356	(12,185)	17,101
Net income	$154,281	$141,240	$61,123

Fiscal Year 2021 Compared to 2020

($ in thousands)	2021	2020	Variance
Net revenue	$2,232,696	$2,134,754	$97,942	4.6%
Operating income	253,065	225,173	27,892	12.4%
Operating margin percentage	11.3%	10.5%
Adjusted EBITDA (1)	$520,082	$482,289	$37,793	7.8%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the definition of and the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $97.9 million in the year ended January 1, 2022, primarily resulting from a mix of organic and acquisition growth in our aggregates operations and organic growth in our cement and ready-mix concrete operations, partially offset by decreases from our divestiture activities. Of the increase in net revenue, $99.6 million was from increased sales of materials, offset by $1.0 million from decreased sales of products and $0.7 million from decreased service revenue. We generated organic volume growth of 1.8%, 6.3% and 1.6% in aggregates, cement and ready-mix concrete, respectively, during 2021 over the prior year period, while our organic asphalt volumes declined (13.2)% compared to 2020 due to a divestiture in May 2021. We had organic price growth in our aggregates, cement, ready-mix and asphalt lines of business of 4.9%, 2.9%, 3.4% and 2.2%, respectively, during 2021. Operating income increased by $27.9 million in 2021 as compared to 2020, primarily as our net revenue gains outpaced increases in our cost of revenue, general and administrative expenses and depreciation, depletion, amortization and accretion expenses.

For the year ended January 1, 2022, our operating margin percentage increased from 10.5% to 11.3% compared to the year ended January 2, 2021, due to the items noted above. Adjusted EBITDA, as defined below, increased by $37.8 million in the year ended January 1, 2022 as compared to the year ended January 2, 2021.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

($ in thousands)	2021	2020	Variance
Revenue by product*:
Aggregates	$716,021	$636,254	$79,767	12.5%
Cement	292,295	266,989	25,306	9.5%
Ready-mix concrete	702,402	668,488	33,914	5.1%
Asphalt	333,983	377,742	(43,759)	(11.6)%
Paving and related services	562,905	639,493	(76,588)	(12.0)%
Other	(197,937)	(256,515)	58,578	22.8%
Total revenue	$2,409,669	$2,332,451	$77,218	3.3%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended January 1, 2022 and January 2, 2021 were as follows:

	2021		2020
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	64,185	$11.16	59,098	$10.77	8.6%	3.6%
Cement	2,431	120.24	2,286	116.80	6.3%	2.9%
Ready-mix concrete	5,831	120.47	5,740	116.47	1.6%	3.4%
Asphalt	5,062	61.05	5,831	59.76	(13.2)%	2.2%
______________________
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $79.8 million in the year ended January 1, 2022. Aggregate volumes increased in most of our markets, except for small decreases in South Kansas, Northwest Missouri and Kentucky. Aggregate volumes growth was attributable to organic growth in both the West and East segments. Organic aggregate volumes increased 1.8% in 2021 as compared to 2020, primarily due to increases in the Intermountain West, North Kansas, Virginia, Georgia and British Columbia markets. Aggregate average sales prices of $11.16 per ton increased 3.6% in 2021 as compared to 2020, primarily due our mix of higher priced products in the Intermountain West, British Columbia and South Texas markets.

Revenue from cement increased $25.3 million in the year ended January 1, 2022. In 2021, organic cement volumes increased 6.3% and organic cement average sales prices increased 2.9%, respectively, as compared to 2020.

Revenue from ready-mix concrete increased $33.9 million in the year ended January 1, 2022. In 2021, our ready-mix volumes increased 1.6% and our average sales prices increased 3.4%. These volume and price increases in 2021 occurred primarily in our Intermountain West and North Texas markets while our price increase was primarily in the Intermountain West market.

Revenue from asphalt decreased $43.8 million in the year ended January 1, 2022, primarily due to the divestiture of our paving business in Texas in May 2021. Despite the overall decrease in revenue from asphalt, in 2021 organic pricing increased 2.2%, with strong pricing gains in the Kentucky and South Texas geographies. Further, in 2021, we had strong asphalt volume increases in Kentucky, as 2020 volumes had been negatively impacted by COVID-19.

Other Financial Information

General and Administrative Expense

Our general and administrative expenses in 2021 increased $13.9 million over 2020, due to $3.4 million in severance related costs, an increase in consulting fees as we seek to optimize organizational efficiencies and increases in labor and benefits, offset by a decrease of $10.6 million in CEO transition costs, which occurred in 2020.

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

Gain on Sale of Businesses

In 2021, as part of our strategy to rationalize assets, we sold seven businesses in the East segment and one business in the West segment, resulting in total cash proceeds of $128.3 million and a net gain on disposition of businesses of $20.0 million.

Tax Receivable Agreement (Benefit) Expense

Our TRA benefit for the years ended January 1, 2022 and January 2, 2021 was $6.8 million and $7.6 million, respectively. Each year, we update our estimate as to when TRA payments will be made. When payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of updated state income tax rate, and the timing of expected utilization of attributes noted above, we decreased our TRA liability by the amounts noted above.

Income Tax Expense (Benefit)

Our income tax expense was $44.4 million for the year ended January 1, 2022 as compared to income tax benefit of $12.2 million for the year ended January 2, 2021. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) unrecognized tax benefits in 2020, (2) state taxes, (3) tax depletion expense in excess of the expense recorded under U.S. GAAP, (4) differences between book and tax basis for divested businesses and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs. Additionally, in the first quarter of 2020, we recorded the impact of the Coronavirus Aid, Relief and Economic Stability Act ("CARES Act") enacted into law in late March 2020, which reduced our unrecognized tax benefits by approximately $9.5 million. In the third quarter of 2020, final regulations were issued clarifying portions of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Under the provisions of the final regulations, we reversed unrecognized tax benefits of $32.9 million in the third quarter of 2020.

As of January 1, 2022 and January 2, 2021, Summit Inc. had a valuation allowance of $1.7 million and $1.7 million against our deferred tax assets, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2021	2020	Variance
Net revenue	$1,169,466	$1,147,921	$21,545	1.9%
Operating income	171,164	176,528	(5,364)	(3.0)%
Operating margin percentage	14.6%	15.4%
Adjusted EBITDA (1)	$271,560	$271,052	$508	0.2%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure below.

Net revenue in the West segment increased $21.5 million in the year ended January 1, 2022, as increases in net revenues in our aggregates and ready-mix concrete lines of business outpaced a decrease in asphalt and paving revenues due to a divestiture in May 2021. Organic aggregate volumes increased 1.4% in 2021 as compared to 2020, and organic aggregates average sales prices increased 3.9%, primarily due to strong demand in our Intermountain West geography and in British Columbia. Organic ready-mix concrete volumes increased 5.4% and our organic ready-mix concrete average sales prices increased 3.5%. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate.

Despite increases in revenue, the West segment’s operating income decreased $5.4 million due to operational inefficiencies in our Texas markets caused by the weather in 2021 being less favorable than in 2020. Adjusted EBITDA increased $0.5 million in the year ended January 1, 2022. The operating margin percentage in the West segment decreased in 2021 as compared to 2020, due to the impact of the same factors noted above.

Gross revenue by product/service was as follows:

($ in thousands)	2021	2020	Variance
Revenue by product*:
Aggregates	$330,678	$282,989	$47,689	16.9%
Ready-mix concrete	541,003	496,118	44,885	9.0%
Asphalt	205,971	277,522	(71,551)	(25.8)%
Paving and related services	347,053	436,018	(88,965)	(20.4)%
Other	(162,644)	(230,451)	67,807	29.4%
Total revenue	$1,262,061	$1,262,196	$(135)	—%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing comparing 2021 to 2020 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	13.8%	2.7%
Ready-mix concrete	5.4%	3.5%
Asphalt	(24.4)%	2.5%

Revenue from aggregates in the West segment increased $47.7 million in 2021 over 2020, primarily due to an increase in aggregates sales volumes. Aggregates volumes increased in 2021 mainly in our Texas markets which had increased acquisition volumes, and increased organic volumes in our Intermountain West and British Columbia markets. Aggregates pricing in 2021 increased 2.7% when compared to 2020, due to prices increases and market demand, offset by the impact of lower prices on acquisition related volumes.

Revenue from ready-mix concrete in the West segment increased $44.9 million in 2021 over 2020. For the year ended January 1, 2022, organic ready-mix concrete prices increased 3.5%. For the year ended January 1, 2022, our ready-mix concrete organic volumes increased 5.4%, as there were strong volume increases in the Intermountain West geographies, where we continue to see strong residential volumes.

In May 2021, we divested our paving business in Texas, which reduced our volumes and revenues subsequent to the closing date. As a result, revenue from asphalt in the West segment decreased $71.6 million and asphalt volumes decreased 24.4% in 2021. Average sales prices for asphalt increased 2.5% in 2021. Gross revenue for paving and related services in the West segment decreased by $89.0 million in 2021 primarily due to the divestiture of our paving business in Texas in May 2021.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended January 1, 2022 was approximately $1.2 million and $19.8 million, respectively.

East Segment

($ in thousands)	2021	2020	Variance
Net revenue	$764,996	$716,211	$48,785	6.8%
Operating income	90,403	69,796	20,607	29.5%
Operating margin percentage	11.8%	9.7%
Adjusted EBITDA (1)	$181,483	$162,275	$19,208	11.8%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment increased $48.8 million in 2021 over 2020, as increases in aggregates, asphalt and paving and related services were partially offset by a decrease in ready-mix concrete revenues. Organic aggregate volumes increased 2.1% in 2021 over 2020 levels, primarily in the Carolinas and Georgia markets. Organic aggregate pricing increased 5.7% with growth occurring in all of our markets. Organic ready‑mix volumes decreased 9.2%, primarily in Kansas due to fewer non-residential projects. Organic ready-mix pricing increased 3.1%, due to increases in nearly all of our markets.

Primarily due to a strong rebound in our Kentucky market during 2021, organic asphalt volumes increased 17.0% in 2021 over 2020 levels, and paving and related services revenue increased $12.4 million.

Operating income in the East segment increased $20.6 million and Adjusted EBITDA increased $19.2 million in 2021 over 2020, primarily due the factors mentioned above. Operating margin percentage in 2021 increased to 11.8% from 9.7% in 2020, due to the items noted above.

Gross revenue by product/service was as follows:

($ in thousands)	2021	2020	Variance
Revenue by product*:
Aggregates	$385,343	$353,265	$32,078	9.1%
Ready-mix concrete	161,399	172,370	(10,971)	(6.4)%
Asphalt	128,012	100,220	27,792	27.7%
Paving and related services	215,852	203,475	12,377	6.1%
Other	(41,232)	(29,697)	(11,535)	(38.8)%
Total revenue	$849,374	$799,633	$49,741	6.2%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2021 as compared to 2020 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	3.8%	5.1%
Ready-mix concrete	(9.2)%	3.1%
Asphalt	17.0%	4.4%

Revenue from aggregates in the East segment increased $32.1 million in the year ended January 1, 2022. Aggregate volumes in 2021 increased 3.8%, as we had organic growth in our North Kansas, Virginia, the Carolinas and Georgia markets. Aggregates pricing increased 5.1% in 2021 due to increases in all of our markets.

Revenue from ready-mix concrete in the East segment decreased $11.0 million in 2021, primarily due to lower organic volumes in all of our markets except Kentucky. In 2021, ready-mix concrete volumes decreased 9.2% primarily due to decreases in Kansas, and to a lesser extent in Virginia due to a divestiture. Ready-mix average sales prices increased 3.1% due to pricing gains in almost all of our markets.

Revenue from asphalt increased $27.8 million in 2021, primarily due to higher volumes in Kentucky, where our volumes in 2020 were negatively impacted by COVID-19. This was partially offset by decreases in South Kansas. Asphalt pricing increased 4.4% in 2021, due to product mix. Paving and related service revenue increased $12.4 million in 2021, primarily due to the items noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended January 1, 2022 was approximately $15.5 million and $33.4 million, respectively.

Cement Segment

($ in thousands)	2021	2020	Variance
Net revenue	$298,234	$270,622	$27,612	10.2%
Operating income	66,131	55,335	10,796	19.5%
Operating margin percentage	22.2%	20.4%
Adjusted EBITDA (1)	$117,159	$92,956	$24,203	26.0%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment increased $27.6 million in 2021 over 2020, primarily due to increased organic cement volumes of 6.3% and organic price increases. Our Green America Recycling facility, which provides fuel for one of our plants, is now operational, as we completed repairs and commissioning activities late in the third quarter 2021 after its prolonged shutdown due to an explosion in April 2020.

The Cement segment’s operating income increased $10.8 million and Adjusted EBITDA increased $24.2 million in 2021. In 2021, we received $1.2 million in insurance proceeds related to property, plant and equipment that was destroyed in the recycling plant explosion that occurred in April 2020, which was recorded as gain on sale of assets. In addition, we received $9.8 million in business interruption insurance proceeds in 2021, which was recorded as other income.

Operating margin percentage for the year ended January 1, 2022 increased to 22.2% from 20.4% in the prior year, primarily due to the same factors noted above.

Gross revenue by product was as follows:

($ in thousands)	2021	2020	Variance
Revenue by product*:
Cement	$292,295	$266,989	$25,306	9.5%
Other	5,939	3,633	2,306	63.5%
Total revenue	$298,234	$270,622	$27,612	10.2%
______________________
*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2021 from 2020 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	6.3%	2.9%

Revenue from cement increased $25.3 million in 2021, as volumes increased 6.3%, supplemented by organic cement pricing gains.

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

As of January 1, 2022, we had $381.0 million in cash and cash equivalents and $560.5 million of working capital as compared to $418.2 million and $570.6 million, respectively, at January 2, 2021. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of January 1, 2022 or January 2, 2021.

Our remaining borrowing capacity on our $345.0 million senior secured revolving credit facility as of January 1, 2022 was $327.1 million, which is net of $17.9 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement.

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of January 1, 2022 and January 2, 2021, our long-term borrowings totaled $1.6 billion and $1.9 billion, for which we incurred

$80.3 million and $91.2 million of interest expense, respectively. Our senior secured revolving facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of January 1, 2022.

For details regarding certain other material cash requirements from known contractual and other obligations see “—Contractual Obligations” below.

During 2021, we also received $128.3 million in proceeds from divestitures as part of our Elevate Summit strategy. We expect to complete additional divestitures during 2022, although we cannot provide any assurances as to the timing or amount of those activities.

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

Our Long-Term Debt

Please refer to the notes to the consolidated financial statements found elsewhere in this report for detailed information regarding our long-term debt and senior secured revolving credit facility, scheduled maturities of long-term debt and affirmative and negative covenants. Among other things, we are required to maintain a Consolidated First Lien Net Leverage Ratio that is no greater than 4.75 to 1.00. Our first lien net leverage ratio, for purposes of this maintenance requirement, is calculated following each quarter based on information for the most recently ended four fiscal quarters for which internal financial information is available by dividing our Consolidated First Lien Net Debt as of the end of such period by our Consolidated EBITDA for such period. Consolidated EBITDA for purposes of our senior secured credit facility is calculated in accordance with our presentation of Further Adjusted EBITDA below. We define Further Adjusted EBITDA as Adjusted EBITDA plus transaction costs and the EBITDA contribution of certain recent acquisitions.

For the years ended January 1, 2022 and January 2, 2021, our Consolidated First Lien Net Leverage Ratio was 0.50 to 1.00 and 0.51 to 1.00, respectively, based on consolidated first lien net debt of $261.6 million and $254.5 million as of January 1, 2022 and January 2, 2021, respectively, divided by Further Adjusted EBITDA of $520.3 million and $496.5 million for the years ended January 1, 2022 and January 2, 2021, respectively. As of January 1, 2022 and January 2, 2021, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2021	2020	2019
Net income	$154,281	$141,240	$61,123
Interest expense	92,240	103,595	116,509
Income tax expense (benefit)	44,356	(12,185)	17,101
Depreciation, depletion, and amortization	226,442	218,682	214,886
EBITDA	$517,319	$451,332	$409,619
Accretion	2,924	2,638	2,216
Loss on debt financings	6,016	4,064	14,565
Tax receivable agreement (benefit) expense	(6,779)	(7,559)	16,237
Gain on sale of business	(20,011)	—	—
Non-cash compensation(a)	19,705	28,857	20,403
Other(b)	908	2,957	(3,800)
Adjusted EBITDA	$520,082	$482,289	$459,240
Transaction costs(c)	3,252	2,747	2,222
EBITDA for certain acquisitions, net of divestitures(d)	(2,992)	11,448	—
Further Adjusted EBITDA	$520,342	$496,484	$461,462
______________________
(a)Represents non-cash equity-based compensation granted to employees.
(b)Represents the net (gain) loss recognized on assets identified for disposal. Includes non-recurring or one time income and expense items that were incurred outside normal operating activities such as integration costs, unrealized currency gains and losses and interest, tax, depreciation on unconsolidated joint ventures and fair value adjustments to contingent consideration obligations that originated with various acquisitions.
(c)Represents the transaction expenses associated with acquisitions and divestitures, consisting primarily of accounting, legal, valuation and financial advisory fees.
(d)Under the terms of our credit facilities, we include EBITDA from our acquisitions, net of dispositions, in each fiscal year for periods prior to acquisition. We believe this provides our lenders with a more meaningful view of our EBITDA across all periods by making the information more comparable.

At January 1, 2022 and January 2, 2021, $1.6 billion and $1.9 billion of total debt was outstanding under our respective debt agreements, respectively. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

On February 28, 2019, Summit LLC entered into Incremental Amendment No. 4 to the Credit Agreement which, among other things, increased the total amount available under the revolving credit facility to $345.0 million and extended the maturity date of the Credit Agreement to February 2024.

Senior Notes

On September 27, 2021, Summit LLC and Summit Finance (together, the “Issuers”) redeemed all $300.0 million in aggregate principal amount of their 2025 Notes using existing cash on hand at a price equal to par plus an applicable premium and the indenture under which the 2025 Notes were issued was satisfied and discharged. As a result of the redemption, charges of $6.0 million were recognized in the quarter ended October 2, 2021, which included charges of $3.9 million for the applicable redemption premium and $2.1 million for the write-off of the deferred financing fees.

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

There were no outstanding borrowings under the revolving credit facility as of January 1, 2022 or January 2, 2021. As of January 1, 2022, we had remaining borrowing capacity of $327.1 million under the revolving credit facility, which is net of $17.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of January 1, 2022 and January 2, 2021, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

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
Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.		Summit LLC
($ in thousands)	2021	2020	2021	2020
Net cash provided by (used in):
Operating activities	$361,929	$408,869	$361,929	$408,869
Investing activities	(91,248)	(285,587)	(91,248)	(285,587)
Financing activities	(307,927)	(16,771)	(307,927)	(16,771)

Operating Activities

During the year ended January 1, 2022, cash provided by operating activities was $361.9 million primarily as a result of:

•Net income of $154.3 million, adjusted for $254.0 million of non-cash expenses, including $235.3 million of depreciation, depletion, amortization and accretion, $19.7 million of share-based compensation and $24.7 million of change in deferred tax asset, net.

•Billed and unbilled accounts receivable increased by $31.7 million in fiscal 2021 as a result of our sales in the latter part of 2021 exceeding those levels of 2020.

•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $81.6 million of interest payments in 2021. Our cash interest payments are expected to decrease slightly from this amount in 2021 and beyond.

During the year ended January 2, 2021, cash provided by operating activities was $408.9 million primarily as a result of:

•Net income of $141.2 million, adjusted for $235.4 million of non-cash expenses, including $227.8 million of depreciation, depletion, amortization and accretion, $28.9 million of share-based compensation and $(18.4) million of change in deferred tax asset, net.

•Billed and unbilled accounts receivable decreased by $10.0 million in fiscal 2020 as a result of our sales in the latter part of 2020 being lower than those levels in 2019. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters.

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

Investing Activities

During the year ended January 1, 2022, cash used for investing activities was $91.2 million, of which $19.5 million related to acquisitions completed in the period and $212.0 million was invested in capital expenditures, which was offset by $128.3 million of proceeds from the sale of businesses, as well as $11.7 million of proceeds from asset sales.

During the year ended January 2, 2021, cash used for investing activities was $285.6 million, of which $123.5 million related to acquisitions completed in the period and $177.2 million was invested in capital expenditures, which was partially offset by $14.0 million of proceeds from asset sales.

Financing Activities

During the year ended January 1, 2022, cash used in financing activities was $307.9 million. We made $329.0 million of payments on debt, including the redemption of $300.0 million of the 2025 Senior Notes in September 2021, received $32.5 million of proceeds from stock option exercises, which was offset by $10.4 million of payments on acquisition related liabilities.

During the year ended January 2, 2021, cash provided by financing activities was $16.8 million. We received $700.0 million from proceeds of debt issuance, which was offset by $33.3 million of payments on acquisition related liabilities and $674.0 million in debt payments, which includes $14.4 million of finance lease cash payments. Our future payments under our finance lease obligations are expected to decrease slightly from 2020 levels.
Cash Paid for Capital Expenditures

We expended approximately $212.0 million in capital expenditures for the year ended January 1, 2022 compared to $177.2 million and $177.5 million in the years ended January 2, 2021 and December 28, 2019, respectively.

We estimate that we will invest between $270 million and $290 million in capital expenditures in 2022, which includes greenfield development projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of January 1, 2022, we had accrued $326.5 million as TRA liability. The entire TRA liability is a long term liability as no additional payments are expected in the next twelve months.

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

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $40.14 per share price of our Class A common stock, the closing price of our stock on December 31, 2021 and a contractually defined discount rate of 1.58%, we estimate that if we were to exercise our right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $312 million.

Contractual Obligations

The following table presents, as of January 1, 2022, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,609,960	$6,354	$6,354	$597,252	$—	$—	$1,000,000
Finance lease obligations	35,162	18,737	7,800	3,209	2,583	990	1,843
Operating lease obligations	44,565	7,819	6,017	4,612	3,387	2,763	19,967
Interest payments (1)	420,004	69,177	69,042	67,660	56,250	56,250	101,625
Acquisition-related liabilities	61,714	13,130	12,283	6,992	7,446	6,204	15,659
Royalty payments	149,511	10,975	10,954	10,466	10,158	9,100	97,858
Asset retirement obligation payments	112,430	8,714	5,504	4,422	6,497	2,877	84,416
Purchase commitments (2)	30,290	30,290	—	—	—	—	—
Payments pursuant to tax receivable agreement (3)	326,548	—	—	—	6,311	8,730	311,507
Other	3,617	3,271	285	61	—	—	—
Total contractual obligations	$2,793,801	$168,467	$118,239	$694,674	$92,632	$86,914	$1,632,875
______________________
(1)Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of January 1, 2022 and may differ from actual results.
(2)Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.
(3)The total amount payable under our TRA is estimated at $326.5 million as of January 1, 2022. Under the terms of the TRA, payment of amounts benefiting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized.  We are currently estimating benefits next being realized in the 2023 tax year, and paid to TRA holders in early 2025. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.
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

Off-Balance Sheet Arrangements

As of January 1, 2022, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$181,253	$122,321	$95,352	$(244,645)	$154,281
Interest (income) expense (1)	(11,460)	(8,872)	(17,217)	129,789	92,240
Income tax expense	2,697	114	—	41,545	44,356
Depreciation, depletion and amortization	98,596	84,912	38,685	4,249	226,442
EBITDA	$271,086	$198,475	$116,820	$(69,062)	$517,319
Accretion	874	1,711	339	—	2,924
Loss on debt financings	—	—	—	6,016	6,016
Tax receivable agreement benefit (1)	—	—	—	(6,779)	(6,779)
Gain on sale of businesses	(355)	(19,656)	—	—	(20,011)
Non-cash compensation	—	—	—	19,705	19,705
Other	(45)	953	—	—	908
Adjusted EBITDA	$271,560	$181,483	$117,159	$(50,120)	$520,082

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$178,460	$74,781	$69,484	$(181,485)	$141,240
Interest (income) expense (1)	(5,447)	(3,156)	(13,795)	125,993	103,595
Income tax expense (benefit)	4,287	(283)	—	(16,189)	(12,185)
Depreciation, depletion and amortization	93,279	84,504	36,917	3,982	218,682
EBITDA	$270,579	$155,846	$92,606	$(67,699)	$451,332
Accretion	587	1,701	350	—	2,638
Loss on debt financings	—	—	—	4,064	4,064
Tax receivable agreement benefit (1)	—	—	—	(7,559)	(7,559)
Non-cash compensation	—	—	—	28,857	28,857
Other	(114)	4,728	—	(1,657)	2,957
Adjusted EBITDA	$271,052	$162,275	$92,956	$(43,994)	$482,289

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 28, 2019
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$108,751	$106,307	$75,480	$(229,415)	$61,123
Interest expense (income) (1)	1,734	1,774	(10,489)	123,490	116,509
Income tax expense (benefit)	1,918	(267)	—	15,450	17,101
Depreciation, depletion and amortization	92,737	80,262	37,891	3,996	214,886
EBITDA	$205,140	$188,076	$102,882	$(86,479)	$409,619
Accretion	519	1,141	556	—	2,216
Loss on debt financings	—	—	—	14,565	14,565
Tax receivable agreement expense (1)	—	—	—	16,237	16,237
Non-cash compensation	—	—	—	20,403	20,403
Other (2)	(791)	(1,592)	—	(1,417)	(3,800)
Adjusted EBITDA	$204,868	$187,625	$103,438	$(36,691)	$459,240
______________________
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $16.7 million, $20.5 million and 27.5 million less than Summit LLC and its subsidiaries in the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.
(2)For the year ended December 28, 2019, we negotiated a $2.0 million reduction in the amount of a contingent liability from one of our acquisitions. As we had passed the period to revise the opening balance sheet for this acquisition, the adjustment was recorded as other income.

Reconciliation of Working Capital	2021	2020
($ in thousands)
Total current assets	$869,610	$893,279
Less total current liabilities	(309,070)	(322,689)
Working capital	$560,540	$570,590

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2021	2020	2019
($ in thousands)
Operating income	$253,065	$225,173	$213,558
General and administrative expenses	196,728	182,873	156,129
Depreciation, depletion, amortization and accretion	229,366	221,320	217,102
Gain on sale of property, plant and equipment	(5,900)	(7,569)	(10,665)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$673,259	$621,797	$576,124
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	30.2%	29.1%	28.4%
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

Level 2 fair values are typically used to value acquired receivables, inventories, machinery and equipment,, land, buildings, deferred income tax assets and liabilities, liabilities for asset retirement obligations, environmental remediation and compliance obligations. Additionally, Level 2 fair values are typically used to value assumed contracts at other-than-market rates.

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

We paid cash of $19.5 million and $123.5 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended January 1, 2022 and January 2, 2021, respectively.

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

In conjunction with our annual review of goodwill on the first day of the fourth quarter, we performed the qualitative assessment for our reporting units. In 2021, we performed a two-step quantitative analysis on four of our reporting units. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss.

As of January 1, 2022, we determined that no events or circumstances from October 3, 2021 through January 1, 2022 indicated that a further assessment was necessary.

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

Revenue derived from paving and related services is recognized over time based on the proportion of costs incurred to date relative to the total estimated costs at completion, which approximates progress towards completion. Under the this method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. The majority of our construction service contracts, and therefore, revenue, are opened and completed within one year, with most activity during the spring, summer and fall. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of estimated profits on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended January 1, 2022.

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

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Changes in oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represented approximately 13.6% of our consolidated revenue in 2021. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

For the year ended January 1, 2022, our costs associated with liquid asphalt and energy amounted to approximately $257.8 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $25.8 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before January 1, 2022.

Inflation Risk

Although there has been a significant increase in inflation recently, it has not had a substantial impact due to our ability to recover increasing costs by obtaining higher prices for our products, including sale price escalators in place for most public infrastructure sector contracts. Inflation risk varies with the level of activity in the construction industry, the number, size and strength of competitors and the availability of products to supply a local market. We continue to monitor inflationary impacts in our business, primarily labor, energy and raw materials, with the goal of passing along price increases to our customers to mitigate the full effect of inflation.

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2021 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

As of January 1, 2022, we had $610.0 million in term loans outstanding which bear interest at a variable rate. As of January 1, 2022, the rate in effect was the one‑month LIBOR of 0.10%, plus the Applicable Rate of 200 basis points. Therefore, a 100 basis point increase in the interest rate at January 1, 2022 would only have increased the all-in rate from 2.10% to 3.10%, the effect of which would have been an increase of $6.1 million on annual interest expense.

We have occasionally entered into interest rate derivatives on our term loan borrowings to add stability to interest expense and to manage exposure to interest rate movements, however, we have not done so recently. Our last derivative expired in September 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the fiscal years in the three-year period ended January 1, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue recognized over time on paving and related services contracts
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company earns revenue from providing paving and related services, which are recognized over time as performance obligations are satisfied. The Company recognizes paving and related services revenue as services are rendered based on the proportion of costs incurred to date relative to total estimated costs to complete. For the year ended January 1, 2022, the Company recognized service revenue related to paving and related services of $309 million.

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
Denver, Colorado
February 24, 2022

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 1, 2022 and January 2, 2021
(In thousands, except share and per share amounts)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$380,961	$418,181
Accounts receivable, net	287,226	254,696
Costs and estimated earnings in excess of billings	7,600	8,666
Inventories	180,760	200,308
Other current assets	13,063	11,428
Total current assets	869,610	893,279
Property, plant and equipment	1,842,908	1,850,169
Goodwill	1,163,750	1,201,291
Intangible assets	69,396	47,852
Deferred tax assets	204,566	231,877
Operating lease right-of-use assets	30,150	28,543
Other assets	58,745	55,000
Total assets	$4,239,125	$4,308,011
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	13,110	10,265
Accounts payable	128,232	120,813
Accrued expenses	147,476	160,570
Current operating lease liabilities	6,497	8,188
Billings in excess of costs and estimated earnings	7,401	16,499
Total current liabilities	309,070	322,689
Long-term debt	1,591,019	1,892,347
Acquisition-related liabilities	33,369	12,246
Tax receivable agreement liability	326,548	321,680
Noncurrent operating lease liabilities	28,880	21,500
Other noncurrent liabilities	127,027	121,281
Total liabilities	2,415,913	2,691,743
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,705,108 and 114,390,595 shares issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	$1,188	$1,145
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of January 1, 2022 and January 2, 2021	—	—
Additional paid-in capital	1,326,340	1,264,681
Accumulated earnings	478,956	326,772
Accumulated other comprehensive income	7,083	5,203
Stockholders’ equity	1,813,567	1,597,801
Noncontrolling interest in Summit Holdings	9,645	18,467
Total stockholders’ equity	1,823,212	1,616,268
Total liabilities and stockholders’ equity	$4,239,125	$4,308,011

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(In thousands, except share and per share amounts)

	2021	2020	2019
Revenue:
Product	$1,923,285	$1,824,679	$1,724,462
Service	309,411	310,075	306,185
Net revenue	2,232,696	2,134,754	2,030,647
Delivery and subcontract revenue	176,973	197,697	191,493
Total revenue	2,409,669	2,332,451	2,222,140
Cost of revenue (excluding items shown separately below):
Product	1,314,416	1,254,849	1,199,403
Service	245,021	258,108	255,120
Net cost of revenue	1,559,437	1,512,957	1,454,523
Delivery and subcontract cost	176,973	197,697	191,493
Total cost of revenue	1,736,410	1,710,654	1,646,016
General and administrative expenses	196,728	182,873	156,129
Depreciation, depletion, amortization and accretion	229,366	221,320	217,102
Gain on sale of property, plant and equipment	(5,900)	(7,569)	(10,665)
Operating income	253,065	225,173	213,558
Interest expense	92,240	103,595	116,509
Loss on debt financings	6,016	4,064	14,565
Tax receivable agreement benefit	(6,779)	(7,559)	16,237
Gain on sale of businesses	(20,011)	—	—
Other income, net	(17,038)	(3,982)	(11,977)
Income from operations before taxes	198,637	129,055	78,224
Income tax expense (benefit)	44,356	(12,185)	17,101
Net income	154,281	141,240	61,123
Net income attributable to Summit Holdings	2,097	3,273	2,057
Net income attributable to Summit Inc.	$152,184	$137,967	$59,066
Earnings per share of Class A common stock:
Basic	$1.29	$1.21	$0.53
Diluted	$1.28	$1.20	$0.52
Weighted average shares of Class A common stock:
Basic	117,650,080	114,227,192	112,204,067
Diluted	118,741,932	114,631,768	112,684,718

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(In thousands)

	2021	2020	2019
Net income	$154,281	$141,240	$61,123
Other comprehensive income (loss):
Postretirement liability adjustment	1,303	(2,229)	(1,925)
Foreign currency translation adjustment	1,254	4,617	4,716
Income on cash flow hedges	—	—	(146)
Less tax effect of other comprehensive loss items	(615)	(575)	—
Other comprehensive income	1,942	1,813	2,645
Comprehensive income	156,223	143,053	63,768
Less comprehensive income attributable to Summit Holdings	2,159	3,331	3,935
Comprehensive income attributable to Summit Inc.	$154,064	$139,722	$59,833

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(In thousands)

	2021	2020	2019
Cash flow from operating activities:
Net income	$154,281	$141,240	$61,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	235,278	227,817	222,862
Share-based compensation expense	19,705	28,857	20,403
Net gain on asset and business disposals	(25,559)	(7,548)	(10,294)
Non-cash loss on debt financings	2,116	4,064	2,850
Change in deferred tax asset, net	24,685	(18,384)	16,012
Other	(2,249)	619	(2,135)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(31,292)	5,467	(37,049)
Inventories	3,815	3,339	8,582
Costs and estimated earnings in excess of billings	(394)	4,535	5,558
Other current assets	(2,483)	472	5,465
Other assets	7,748	10,264	5,085
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	4,593	(4,231)	18,903
Accrued expenses	(7,030)	15,476	7,640
Billings in excess of costs and estimated earnings	(7,138)	2,616	1,988
Tax receivable agreement liability	4,868	(5,285)	17,291
Other liabilities	(19,015)	(449)	(7,100)
Net cash provided by operating activities	361,929	408,869	337,184
Cash flow from investing activities:
Acquisitions, net of cash acquired	(19,513)	(123,477)	(5,392)
Purchases of property, plant and equipment	(211,982)	(177,249)	(177,495)
Proceeds from the sale of property, plant and equipment	11,674	14,018	21,173
Proceeds from sale of businesses	128,337	—	—
Other	236	1,121	(1,095)
Net cash used in investing activities	(91,248)	(285,587)	(162,809)
Cash flow from financing activities:
Proceeds from debt issuances	—	700,000	300,000
Debt issuance costs	—	(9,605)	(6,312)
Payments on debt	(329,010)	(674,045)	(270,229)
Payments on acquisition-related liabilities	(10,360)	(33,257)	(33,883)
Proceeds from stock option exercises	32,451	1,043	19,076
Other	(1,008)	(907)	(502)
Net cash used in financing activities	(307,927)	(16,771)	8,150
Impact of foreign currency on cash	26	351	286
Net (decrease) increase in cash	(37,220)	106,862	182,811
Cash and cash equivalents—beginning of period	418,181	311,319	128,508
Cash and cash equivalents—end of period	$380,961	$418,181	$311,319

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income (loss)	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 29, 2018	$129,739	$2,681	111,658,927	$1,117	99	$—	$1,194,204	$14,404	$1,342,145
Net income	59,066	—	—	—	—	—	—	2,057	61,123
LP Unit exchanges	—	—	185,861	2	—	—	971	(973)	—
Other comprehensive income, net of tax	—	767	—	—	—	—	—	1,878	2,645
Stock option exercises	—	—	1,065,446	11	—	—	19,065	—	19,076
Share-based compensation	—	—	—	—	—	—	20,403	—	20,403
Shares redeemed to settle taxes and other	—	—	399,151	4	—	—	(623)	—	(619)
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net income	137,967	—	—	—	—	—	—	3,273	141,240
LP Unit exchanges	—	—	376,487	4	—	—	2,226	(2,230)	—
Other comprehensive income, net of tax	—	1,755	—	—	—	—	—	58	1,813
Stock option exercises	—	—	54,517	1	—	—	1,042	—	1,043
Share-based compensation	—	—	—	—	—	—	28,857	—	28,857
Shares redeemed to settle taxes and other	—	—	650,206	6	—	—	(1,464)	—	(1,458)
Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net income	152,184	—	—	—	—	—	—	2,097	154,281
LP Unit exchanges	—	—	1,559,164	16	—	—	10,965	(10,981)	—
Other comprehensive income, net of tax	—	1,880	—	—	—	—	—	62	1,942
Stock option exercises	—	—	1,745,940	17	—	—	32,434	—	32,451
Share-based compensation	—	—	—	—	—	—	19,705	—	19,705
Shares redeemed to settle taxes and other	—	—	1,009,409	10	—	—	(1,445)	—	(1,435)
Balance — January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2021, 2020 or 2019.

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

The actual cost to total estimated cost method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended January 1, 2022.

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

Prior Year Reclassifications—We reclassified $126.7 million and $119.7 million of fixed overhead expenses related to production activities from general and administrative expenses to cost of revenue for the years ended 2020 and 2019, respectively, to conform to the current year presentation.

New Accounting Standards—In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces the accounting complexity of implementing a cloud computing service arrangement. The ASU aligns the capitalization of implementation costs among hosting arrangements and costs incurred to develop internal-use software. We adopted this ASU in the first quarter of 2020 and the adoption of this ASU did not have a material impact on the consolidated financial statements.

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

(2) Acquisitions and Dispositions

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

	2021	2020	2019
West	—	2	2
East	3	1	—

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the year end ended 2021 have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	2021	2020
Financial assets	$—	$8,696
Inventories	2,406	2,856
Property, plant and equipment	19,668	130,042
Intangible assets	702	—
Other assets	98	2,790
Financial liabilities	(1,742)	(4,469)
Other long-term liabilities	(470)	(16,069)
Net assets acquired	20,662	123,846
Goodwill	—	—
Purchase price	20,662	123,846
Acquisition-related liabilities	(1,149)	—
Other	—	(369)
Net cash paid for acquisitions	$19,513	$123,477

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

2022	$13,001
2023	12,167
2024	6,870
2025	7,317
2026	6,068
Thereafter	10,385
Total scheduled payments	55,808
Present value adjustments	(10,697)
Total noncompete obligations and deferred consideration	$45,111

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

During 2021, as part of the Company's Elevate Summit strategy to rationalize assets, the Company sold seven businesses in the East segment and one business in the West segment, resulting in total cash proceeds of $128.3 million and a net gain on disposition of business of $20.0 million.

(3) Goodwill

As of January 1, 2022, the Company had 11 reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. We initially perform a qualitative analysis. As a result of this analysis, it was determined that it is more likely than not that the fair value of seven reporting units were greater than its carrying value. For the remaining reporting units we perform a two-step quantitative analysis. Step 1 of that analysis compares the estimated the fair value of the reporting units using an income approach (i.e., a discounted cash flow technique) and a market approach to the carrying value of the reporting unit. If the estimated fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step to measure the amount of potential impairment loss. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2021.

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

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance—December 28, 2019	$584,617	$410,426	$204,656	$1,199,699
Acquisitions (1)	19	—	—	19
Foreign currency translation adjustments	1,573	—	—	1,573
Balance—January 2, 2021	$586,209	$410,426	$204,656	$1,201,291
Dispositions (2)	(16,222)	(21,841)	—	(38,063)
Foreign currency translation adjustments	522	—	—	522
Balance—January 1, 2022	$570,509	$388,585	$204,656	$1,163,750
______________________
(1)Reflects goodwill from 2020 acquisitions and working capital adjustments from prior year acquisitions.
(2)Reflects goodwill derecognition from dispositions completed during 2021.

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

Revenue by product for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 consisted of the following:

	2021	2020	2019
Revenue by product*:
Aggregates	$573,157	$498,007	$469,670
Cement	282,081	257,629	266,235
Ready-mix concrete	702,062	668,060	607,622
Asphalt	311,046	349,350	330,750
Paving and related services	337,311	381,430	360,234
Other	204,012	177,975	187,629
Total revenue	$2,409,669	$2,332,451	$2,222,140
______________________
 *       Revenue from the liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from January 2, 2021 to January 1, 2022. Also included in the table is the net change in the estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—January 2, 2021	$8,666	$16,499
Changes in revenue billed, contract price or cost estimates	(95)	(8,969)
Divestitures	(967)	(131)
Other	(4)	2
Balance—January 1, 2022	$7,600	$7,401

Accounts receivable, net consisted of the following as of January 1, 2022 and January 2, 2021:

	2021	2020
Trade accounts receivable	$230,714	$191,871
Construction contract receivables	47,054	47,179
Retention receivables	13,094	18,824
Receivables from related parties	292	1,339
Accounts receivable	291,154	259,213
Less: Allowance for doubtful accounts	(3,928)	(4,517)
Accounts receivable, net	$287,226	$254,696

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of January 1, 2022 and January 2, 2021:

	2021	2020
Aggregate stockpiles	$130,640	$137,938
Finished goods	22,690	32,993
Work in process	8,277	9,281
Raw materials	19,153	20,096
Total	$180,760	$200,308

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of January 1, 2022 and January 2, 2021:

	2021	2020
Mineral bearing land and leased interests	$535,198	$468,966
Land (non-mineral bearing)	196,843	197,432
Buildings and improvements	185,472	181,198
Plants, machinery and equipment	1,405,694	1,397,410
Mobile equipment and barges	560,515	543,133
Truck and auto fleet	54,700	56,163
Landfill airspace and improvements	52,258	52,202
Office equipment	47,389	45,942
Construction in progress	71,352	40,648
Property, plant and equipment	3,109,421	2,983,094
Less accumulated depreciation, depletion and amortization	(1,266,513)	(1,132,925)
Property, plant and equipment, net	$1,842,908	$1,850,169

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

Depreciation, depletion and amortization expense of property, plant and equipment was $195.1 million, $195.3 million and $196.8 million in the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

Property, plant and equipment at January 1, 2022 and January 2, 2021 included $69.0 million and $92.7 million, respectively, of finance leases for certain equipment and a building with accumulated amortization of $31.4 million and $32.8 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $17.6 million and $24.6 million of the future obligations associated with the finance leases are included in accrued expenses as of January 1, 2022 and January 2, 2021, respectively, and the present value of the remaining finance lease payments, $15.0 million and $31.7 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term finance leases are $18.7 million, $7.8 million, $3.2 million, $2.6 million, and $1.0 million for the years ended 2022, 2023, 2024, 2025 and 2026, respectively.

Assets are assessed for impairment charges when identified for disposition. The net gain from asset dispositions recognized in general and administrative expenses in fiscal years 2021, 2020 and 2019 was $5.9 million, $7.6 million and $10.7 million, respectively. No material impairment charges have been recognized on assets held for use in fiscal 2021, 2020 or 2019.

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

	January 1, 2022			January 2, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating permits	$33,671	$(2,467)	$31,204	$33,671	$(1,207)	$32,464
Mineral leases	19,927	(8,922)	11,005	19,225	(7,571)	11,654
Reserve rights	25,586	(3,329)	22,257	6,234	(2,504)	3,730
Other	5,481	(551)	4,930	586	(582)	4
Total intangible assets	$84,665	$(15,269)	$69,396	$59,716	$(11,864)	$47,852

Amortization expense in fiscal 2021, 2020 and 2019 was $3.7 million, $2.7 million and $2.1 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2022	$4,145
2023	4,012
2024	3,916
2025	3,872
2026	3,727
Thereafter	49,724
Total	$69,396

(7) Accrued Expenses

Accrued expenses consisted of the following as of January 1, 2022 and January 2, 2021:

	2021	2020
Interest	$22,762	$21,860
Payroll and benefits	38,894	46,026
Finance lease obligations	17,624	24,601
Insurance	20,480	18,355
Non-income taxes	19,409	15,669
Deferred asset purchase payments	4,912	9,749
Professional fees	1,524	828
Other (1)	21,871	23,482
Total	$147,476	$160,570
______________________
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

(8) Debt

Debt consisted of the following as of January 1, 2022 and January 2, 2021:

	2021	2020
Term Loan, due 2024:
$610.0 million and $616.3 million, net of $0.7 million and $0.9 million discount at January 1, 2022 and January 2, 2021, respectively	$609,298	$615,425
5 1⁄8% Senior Notes, due 2025	—	300,000
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,609,298	1,915,425
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,602,944	$1,909,071

The contractual payments of long-term debt, including current maturities, for the five years subsequent to January 1, 2022, are as follows:

2022	$6,354
2023	6,354
2024	597,252
2025	—
2026	—
Thereafter	1,000,000
Total	1,609,960
Less: Original issue net discount	(662)
Less: Capitalized loan costs	(11,925)
Total debt	$1,597,373

Senior Notes—On September 27, 2021, Summit LLC and Summit Finance (together, the “Issuers”) redeemed all $300.0 million in aggregate principal amount of their 5.125% senior notes due June 1, 2025 (the "2025 Notes") using existing cash on hand at a price equal to par plus an applicable premium and the indenture under which the 2025 Notes were issued was satisfied and discharged. As a result of the redemption, charges of $6.0 million were recognized in the quarter ended October 2, 2021, which included charges of $3.9 million for the applicable redemption premium and $2.1 million for the write-off of the deferred financing fees.

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

In 2017, the Issuers issued $300.0 million of 5.125% senior notes due June 1, 2025 (the “2025 Notes”). The 2025 Notes were issued at 100.0% of their par value with proceeds of $295.4 million, net of related fees and expenses. Interest on the 2025 Notes was payable semi-annually on June 1 and December 1 of each year commencing on December 1, 2017. The 2025 Notes were paid in full in September 2021 using cash on hand.

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

As of January 1, 2022 and January 2, 2021, the Company was in compliance with all covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of January 1, 2022 or January 2, 2021. As of January 1, 2022, we had remaining borrowing capacity of $327.1 million under the revolving credit facility, which is net of $17.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of January 1, 2022 and January 2, 2021, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended January 1, 2022 and January 2, 2021:

Deferred financing fees
Balance—December 28, 2019	$15,436
Loan origination fees	9,605
Amortization	(3,336)
Write off of deferred financing fees	(3,338)
Balance—January 2, 2021	$18,367
Amortization	(3,202)
Write off of deferred financing fees	(2,116)
Balance—January 1, 2022	$13,049

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20%, (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of January 1, 2022 or January 2, 2021.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, income taxes consisted of the following:

	2021	2020	2019
Provision for income taxes:
Current	$8,030	$3,827	$69
Deferred	36,326	(16,012)	17,032
Income tax expense (benefit)	$44,356	$(12,185)	$17,101

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 21% for 2021, 2020 and 2019, respectively, due to the following:

	2021	2020	2019
Income tax expense (benefit) at federal statutory tax rate	$41,273	$27,100	$16,427
Less: Income tax benefit at federal statutory tax rate for LLC entities	(459)	(593)	(658)
State and local income taxes	7,287	5,067	3,792
Permanent differences	(5,493)	(3,345)	(6,272)
Effective tax rate change	2,317	4,257	(2,006)
Basis differences from divestitures	3,766	—	—
Unrecognized tax benefits	—	(41,548)	18,885
Tax receivable agreement (benefit) expense	28	(6)	2,436
Change in valuation allowance	—	—	(17,691)
Other	(4,363)	(3,117)	2,188
Income tax expense (benefit)	$44,356	$(12,185)	$17,101

The following table summarizes the components of the net deferred income tax asset (liability) as January 1, 2022 and January 2, 2021:

	2021	2020
Deferred tax assets (liabilities):
Net intangible assets	$177,220	$199,497
Accelerated depreciation	(199,357)	(209,644)
Net operating loss	224,014	227,560
Investment in limited partnership	(38,548)	(33,139)
Mining reclamation reserve	3,341	3,306
Working capital (e.g., accrued compensation, prepaid assets)	39,571	45,972
Less valuation allowance	(1,675)	(1,675)
Deferred tax assets	204,566	231,877
Less foreign deferred tax liability (included in other noncurrent liabilities)	(16,939)	(18,393)
Net deferred tax asset	$187,627	$213,484

As of January 1, 2022, $365.1 million of our deferred tax assets subject to our TRA are included in the net intangible assets and the net operating loss line items above.

Our income tax expense (benefit) was $44.4 million, $(12.2) million and $17.1 million in the fiscal years ended 2021, 2020 and 2019, respectively. Our effective income tax rate in 2021 and 2020 was impacted by the IRS interpretative guidance of TCJA, a change in state tax rates and a change in the amount of our TRA liability.

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

As of December 28, 2019 we had $41.5 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. Those benefits were subsequently recognized in the year ended January 2, 2021. We had no unrecognized tax benefits as of January 1, 2022 and January 2, 2021, respectively. We did not recognize interest or penalties related to this amount as it is offset by other attributes.

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

As of January 1, 2022, Summit Inc. had federal net operating loss carryforwards of $902 million, a portion of which expire between 2030 and 2038. As of January 1, 2022, $581 million of our federal net operating losses were under the terms of our TRA. As of January 1, 2022 and January 2, 2021, Summit Inc. had a valuation allowance on net deferred tax assets of $1.7 million and $1.7 million, respectively, where realization of our net operating losses are not more likely than not.

	2021	2020
Valuation Allowance:
Beginning balance	$(1,675)	$(1,675)
Current year decreases (increases) from operations	—	—
Ending balance	$(1,675)	$(1,675)

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

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $13.7 million and $2.4 million of deferred tax assets were created during the years ended January 1, 2022 and January 2, 2021, respectively, when LP Units were exchanged for shares of Class A common stock.

Each year, we update our estimate as to when TRA payments will be made. The timing and cash tax savings of those payments can cause variations in the future value of TRA tax attributes. As noted above, when payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of our updated state income tax rate, and the variance in TRA tax attributes noted above, we have decreased our TRA liability $6.8 million and increased by $7.6 million as of January 1, 2022 and January 2, 2021, respectively.

Our TRA liability as of January 1, 2022 and January 2, 2021 was $326.5 million and $321.7 million, respectively.

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

For the years ended January 1, 2022 and January 2, 2021, Summit Holdings did not pay any tax distributions to holders of its LP Units, other than Summit Inc.

C Corporation Subsidiaries — The effective income tax rate for the C corporations differ from the statutory federal rate primarily due to (1) tax depletion expense (benefit) in excess of the expense recorded under U.S. GAAP, (2) state income taxes and the effect of graduated tax rates, (3) differences between book and tax basis for divested businesses, (4) various other items such as limitations on meals and entertainment and other costs and (5) unrecognized tax benefits. The effective income tax rate for the Canadian subsidiary is not significantly different from its historical effective tax rate.

No material interest or penalties were recognized in income tax expense during the years ended January 1, 2022, January 2, 2021 or December 28, 2019. Tax years from 2015 to 2019 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2021	2020	2019
Net income attributable to Summit Inc.	$152,184	$137,967	$59,066

Weighted average shares of Class A stock outstanding	117,436,234	114,014,749	112,204,067
Add: Nonvested restricted stock awards of retirement eligible shares	213,846	212,443	—
Weighted average basic shares outstanding	117,650,080	114,227,192	112,204,067
Basic earnings per share	$1.29	$1.21	$0.53

Diluted net income attributable to Summit Inc.	$152,184	$137,967	$59,066

Weighted average shares of Class A stock outstanding	117,436,234	114,014,749	112,204,067
Add: stock options	282,677	3,390	87,290
Add: warrants	17,674	—	4,206
Add: restricted stock units	816,966	520,871	342,620
Add: performance stock units	188,381	92,758	46,535
Weighted average dilutive shares outstanding	118,741,932	114,631,768	112,684,718
Diluted earnings per share	$1.28	$1.20	$0.52

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2021	2020	2019
Antidilutive shares:
LP Units	1,867,853	3,060,248	3,372,706
Warrants	—	100,037	—

(11) Stockholders’ Equity

Our capital stock consists of 1.0 billion shares of $0.01 par value Class A common stock authorized, of which 118,705,108 shares were issued and outstanding as of January 1, 2022. We also have authorized 250 million shares of $0.01 par value Class B common stock, of which 99 shares were issued and outstanding as of January 1, 2022. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

From time to time, limited partners of Summit Holdings exchange their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 28, 2019	113,309,385	3,249,657	116,559,042	97.2%
Exchanges during period	376,487	(376,487)	—
Stock option exercises	54,517	—	54,517
Other equity transactions	650,206	—	650,206
Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	1,559,164	(1,559,164)	—
Stock option exercises	1,745,940	—	1,745,940
Other equity transactions	1,009,409	—	1,009,409
Balance — January 1, 2022	118,705,108	1,314,006	120,019,114	98.9%

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

			Accumulated
		Foreign currency	other
	Change in	translation	comprehensive
	retirement plans	adjustments	income (loss)
Balance — December 28 , 2019	$2,171	$1,277	$3,448
Postretirement liability adjustment, net of tax	(1,638)	—	(1,638)
Foreign currency translation adjustment, net of tax	—	3,393	3,393
Balance — January 2, 2021	$533	$4,670	$5,203
Postretirement liability adjustment, net of tax	975	—	975
Foreign currency translation adjustment, net of tax	—	905	905
Balance — January 1, 2022	$1,508	$5,575	$7,083

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was as follows:

	2021	2020	2019
Cash payments:
Interest	$81,592	$99,551	$104,614
Payments for income taxes, net	7,580	1,754	(919)
Operating cash payments on operating leases	10,955	10,452	10,618
Operating cash payments on finance leases	2,162	3,132	3,051
Finance cash payments on finance leases	17,278	14,408	13,164
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$11,528	$4,849	$5,842
Right of use assets obtained in exchange for finance leases obligations	1,125	18,016	23,965
Exchange of LP Units to shares of Class A common stock	48,425	8,227	3,847

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

Omnibus Incentive Plan

In 2015, our Board of Directors and stockholders adopted the Summit Materials, Inc. 2015 Omnibus Incentive Plan (the "Plan"), which allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other stock-based awards. The Plan authorizes the issuance of up to 13,500,000 shares of Class A common stock in the form of restricted stock units and stock options.

At the May 2021 Annual Meeting, stockholders approved an increase to the number of shares of the Company’s Class A common stock that may be issued under the Plan by 4,000,000 shares of Class A common stock from the 13,500,000 shares of Class A common stock which were previously authorized for issuance to a total of 17,500,000, of which 7.9 million shares of Class A common stock were available for future grants as of January 1, 2022.

Employee Stock Purchase Plan

At the May 2021 Annual Meeting, stockholders approved the Summit Materials, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized 5,500,000 shares of Class A common stock for issuance under the ESPP. All eligible employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods.

Compensation expense is measured as the discount the employee is entitled to upon purchase and is recognized over the offering period. As of January 1, 2022, 5.5 million shares of Class A common stock were reserved for future issuance through the ESPP.

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

In each of 2021, 2020 and 2019, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a two or three year period, subject to continued employment or service.  From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees who have achieved extraordinary personal performance objectives.

Further, in each of 2021, 2020 and 2019, the Compensation Committee granted 34,672, 42,736 and 65,144 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our Class A common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service- and Market-Condition-Based Vesting—In 2021, 2020 and 2019, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vests at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, subject to continued employment.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2021:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-		average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	Number of	date fair value
	options	per unit	stock units	per unit	stock units	per unit	warrants	per unit
Beginning balance—January 2, 2021	2,038,473	$9.16	2,134,951	$18.64	428,875	$28.64	100,037	$18.00
Granted	—	—	727,655	28.91	129,060	47.34	—	—
Forfeited/ Canceled	—	—	(360,349)	19.06	(147,578)	36.10	—	—
Exercised	(1,745,940)	9.30	—	—	—	—	(68,518)	18.00
Vested	—	—	(1,020,265)	19.82	—	—	—	—
Balance—January 1, 2022	292,533	$9.22	1,481,992	$22.76	410,357	$31.84	31,519	$18.00

The fair value of the time-vesting options granted was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. No options to purchase common stock were granted in 2021, 2020 and 2019. The fair value of the performance stock units granted was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term.

	Performance Stock Units
	2021	2020	2019
Risk-free interest rate	0.29%	0.85%	2.49%
Dividend yield	N/A	N/A	N/A
Volatility	70%	39%	36%
Expected term	3 years	3 years	3 years

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $19.7 million, $28.9 million and $20.4 million in the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. As of January 1, 2022, unrecognized compensation cost totaled $21.7 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.8 years as of year-end 2021.

As of January 1, 2022, the intrinsic value of outstanding options, restricted stock units and performance stock units was $6.0 million, $59.5 million and $16.5 million, respectively, and the remaining contractual term was 3.9 years, 0.8 years and 1.1 years, respectively. The weighted average strike price of 0.3 million exercisable stock options outstanding as of January 1, 2022 was $19.75 per share.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $10.9 million, $12.1 million and $11.7 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

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

Obligations and Funded Status—The following information is as of January 1, 2022 and January 2, 2021 and for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	2021		2020
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$27,827	$9,229	$26,181	$9,090
Service cost	58	194	71	176
Interest cost	550	189	733	242
Actuarial (gain) loss	(1,594)	1,143	2,425	676
Benefits paid	(1,575)	(965)	(1,583)	(955)
End of period	$25,266	$9,790	$27,827	$9,229
Change in fair value of plan assets:
Beginning of period	$19,058	$—	$18,242	$—
Actual return on plan assets	1,304	—	1,916	—
Employer contributions	1,217	965	483	955
Benefits paid	(1,575)	(965)	(1,583)	(955)
End of period	$20,004	$—	$19,058	$—

Funded status of plans	$(5,262)	$(9,790)	$(8,769)	$(9,229)
Current liabilities	$—	$(723)	$—	$(636)
Noncurrent liabilities	(5,262)	(9,067)	(8,769)	(8,593)
Liability recognized	$(5,262)	$(9,790)	$(8,769)	$(9,229)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$8,261	$3,591	$10,689	$2,707
Prior service cost	—	(1,449)	—	(1,690)
Total amount recognized	$8,261	$2,142	$10,689	$1,017

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (credit) and prior service cost, which has not yet been recognized in periodic benefit cost.

	2021		2020		2019
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial loss (gain)	$(2,000)	$1,143	$1,728	$675	$1,760	$165
Amortization of prior year service cost	—	241	—	241	—	241
Amortization of gain	(428)	(259)	(326)	(89)	(202)	(39)
Total amount recognized	$(2,428)	$1,125	$1,402	$827	$1,558	$367

Components of net periodic benefit cost:
Service cost	$58	$194	$71	$176	$60	$166
Interest cost	550	189	733	242	928	321
Amortization of gain	428	259	326	89	202	39
Expected return on plan assets	(898)	—	(1,221)	—	(1,244)	—
Amortization of prior service credit	—	(241)	—	(241)	—	(241)
Net periodic (expense) benefit cost	$138	$401	$(91)	$266	$(54)	$285

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2021 and 2020 are:

	2021		2020
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	2.49% - 2.70%	2.30% - 2.50%	1.84% - 2.14%	1.80% - 1.82%
Expected long-term rate of return on plan assets	5.00%	N/A	7.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	2021		2020		2019
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	1.84% - 2.14%	1.82% - 2.50%	2.78% - 2.96%	2.73% - 2.79%	3.90% - 4.02%	3.87% - 3.91%
Expected long-term rate of return on plan assets	5.00%	N/A	7.00%	N/A	7.00%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the FTSE Pension Discount Curve.

Assumed health care cost trend rates were 8.0% as of year-end 2021 and 2020, grading to an ultimate trend rate of 4.5% in 2035. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans.

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—30%; fixed income securities—63%; cash reserves—5%; and precious metals—2%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended January 1, 2022 and January 2, 2021.

At year-end 2021 and 2020, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of January 1, 2022 and January 2, 2021 are as follows:

	2021
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,412	$3,412	$—
Intermediate—corporate	4,424	—	4,424
Short-term—government	1,727	1,727	—
Short-term—corporate	79	—	79
International	821	—	821
Equity securities:
U.S. Large cap value	1,912	1,912	—
U.S. Large cap growth	1,330	1,330	—
U.S. Mid cap value	750	750	—
U.S. Mid cap growth	526	526	—
U.S. Small cap value	730	730	—
U.S. Small cap growth	491	491	—
International	1,188	396	792
Emerging Markets	374	374	—
Commodities Broad Basket	1,058	202	856
Cash	1,182	1,182	—
Total	$20,004	$13,032	$6,972

	2020
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,294	$3,294	$—
Intermediate—corporate	3,218	—	3,218
Short-term—government	705	705	—
Short-term—corporate	448	—	448
International	1,086	—	1,086
Equity securities:
U.S. Large cap value	1,516	1,516	—
U.S. Large cap growth	1,483	1,483	—
U.S. Mid cap value	631	631	—
U.S. Mid cap growth	619	619	—
U.S. Small cap value	663	663	—
U.S. Small cap growth	650	650	—
International	1,227	407	820
Emerging Markets	409	409	—
Commodities Broad Basket	1,002	182	820
Cash	2,107	2,107	—
Total	$19,058	$12,666	$6,392

Cash Flows—The Company expects to contribute approximately $0.8 million and $0.7 million in 2022 to its pension plans and to its healthcare and life insurance benefits plans, respectively.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2022	$1,693	$723
2023	1,695	716
2024	1,655	720
2025	1,615	730
2026	1,595	736
2027 - 2031	7,371	3,560

Multiemployer Pension Plans— In 2018, through an acquisition, the Company assumed an obligation to contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer ceases contributing to the plan, the unfunded obligations of the plan are the responsibility of the remaining participating employers.

The Company's participation in these plans for the annual period ended December 31, 2021, is outlined in the table below. The ''EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2021 and 2020 is for the plan 's year end at December 31, 2021, and December 31, 2020, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes that affect the comparability of 2021 and 2020 contributions.

								Expiration Date of
		Pension Protection Act		FIP/RP Status	Contributions of Company			Collective-
Pension	EIN/ Pension	Zone Status		Pending/	($ in thousands)		Surcharge	Bargaining
Trust Fund	Plan Number	2021	2020	Implemented	2021	2020	Imposed	Agreement
Construction Industry Laborers Pension Fund	43-6060737/001	Green - as of December 31, 2020	Green - as of December 31, 2019	None	$107	$100	No	3/31/2026
Operating Engineers Local 101 Pension Plan	43-6059213/001	Green - as of December 31, 2020	Green - as of December 31, 2019	None	19	20	No	3/31/2026
Total Contributions					$126	$120

The Company was not listed as providing more than 5% of the total contributions for the Operating Engineers Local 101 Pension Plan or the Construction Industry Laborers Pension Fund for the plan years 2021 and 2020 per the plans' Forms 5500. As of the date of the filing of this annual report on Form 10-K, Forms 5500 were not available for the plan year ending December 31, 2021.

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $7.4 million and $10.0 million as of January 1, 2022 and January 2, 2021, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of January 1, 2022 and January 2, 2021 were $112.4 million and $112.8 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended January 1, 2022 and January 2, 2021:

	2021	2020
Beginning balance	$43,603	$36,676
Acquired obligations	337	861
Change in cost estimate	1,427	6,523
Settlement of reclamation obligations	(3,240)	(3,095)
Accretion expense	2,924	2,638
Ending balance	$45,051	$43,603

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

(17) Leases

We lease construction and office equipment, distribution facilities and office space. Leases with an initial term of 12 months or less, including month to month leases, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight line basis over the lease term. For lease agreements we have entered into or reassessed, we combine lease and nonlease components. While we also own mineral leases for mining operations, those leases are outside the scope of ASU No. 2016-2, Leases (Topic 842). Assets acquired under finance leases are included in property, plant and equipment.

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

	2021	2020	2019
Operating lease cost	$10,650	$10,134	$10,451
Variable lease cost	382	316	423
Short-term lease cost	42,764	44,066	38,417
Financing lease cost:
Amortization of right-of-use assets	9,902	12,598	11,062
Interest on lease liabilities	2,097	3,068	3,171
Total lease cost	$65,795	$70,182	$63,524

	2021	2020
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$30,150	$28,543

Current operating lease liabilities	$6,497	$8,188
Noncurrent operating lease liabilities	28,880	21,500
Total operating lease liabilities	$35,377	$29,688
Finance leases:
Property and equipment, gross	$68,982	$92,679
Less accumulated depreciation	(31,404)	(32,828)
Property and equipment, net	$37,578	$59,851

Current finance lease liabilities	$17,624	$24,601
Long-term finance lease liabilities	14,982	31,727
Total finance lease liabilities	$32,606	$56,328

	2021	2020
Weighted average remaining lease term (years):
Operating leases	9.7	8.7
Finance lease	2.3	2.4

Weighted average discount rate:
Operating leases	4.4%	5.3%
Finance leases	5.2%	5.2%

Maturities of lease liabilities, as of January 1, 2022, were as follows:
	Operating Leases	Finance Leases
2022	$7,819	$18,737
2023	6,017	7,800
2024	4,612	3,209
2025	3,387	2,583
2026	2,763	990
Thereafter	19,967	1,843
Total lease payments	44,565	35,162
Less imputed interest	(9,188)	(2,556)
Present value of lease payments	$35,377	$32,606

The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $34.8 million, $29.2 million and $24.3 million, respectively. Minimum contractual commitments for the subsequent five years under royalty agreements are as follows:

Royalty
Agreements
2022	$10,975
2023	10,954
2024	10,466
2025	10,158
2026	9,100

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

The fair value of contingent consideration as of January 1, 2022 and January 2, 2021 was:

	2021	2020
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$129	$654
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,239	$1,209

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Quoted prices in active markets for identical assets and liabilities.
Level 2 —  Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.
Level 3 —  Unobservable inputs, which includes the use of valuation models.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of January 1, 2022 and January 2, 2021 were:

	January 1, 2022		January 2, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,653,085	$1,609,298	$1,971,087	$1,915,425

Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,981	12,981	9,611	9,611
Long term portion of deferred consideration and noncompete obligations(3)	32,130	32,130	11,037	11,037
_____________________
(1)$6.4 million was included in current portion of debt as of January 1, 2022 and January 2, 2021.
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

The Level 3 fair values of contingent consideration were based on projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material adjustments to the fair value of contingent consideration in 2021 or 2020. The fair values of the deferred consideration and noncompete obligations were determined based on the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk. The discount rate used is generally consistent with that used when the obligations were initially recorded.

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	2021	2020	2019
Revenue*:
West	$1,262,061	$1,262,196	$1,122,338
East	849,374	799,633	809,098
Cement	298,234	270,622	290,704
Total revenue	$2,409,669	$2,332,451	$2,222,140
______________________
*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2021	2020	2019
Income from operations before taxes	$198,637	$129,055	$78,224
Interest expense	92,240	103,595	116,509
Depreciation, depletion and amortization	226,442	218,682	214,886
Accretion	2,924	2,638	2,216
Loss on debt financings	6,016	4,064	14,565
Tax receivable agreement benefit	(6,779)	(7,559)	16,237
Gain on sale of businesses	(20,011)	—	—
Non-cash compensation	19,705	28,857	20,403
Other	908	2,957	(3,800)
Total Adjusted EBITDA	$520,082	$482,289	$459,240

Total Adjusted EBITDA by Segment:
West	$271,560	$271,052	$204,868
East	181,483	162,275	187,625
Cement	117,159	92,956	103,438
Corporate and other	(50,120)	(43,994)	(36,691)
Total Adjusted EBITDA	$520,082	$482,289	$459,240

	2021	2020	2019
Purchases of property, plant and equipment
West	$94,056	$67,500	$71,397
East	89,727	92,528	77,894
Cement	26,962	15,071	25,691
Total reportable segments	210,745	175,099	174,982
Corporate and other	1,237	2,150	2,513
Total purchases of property, plant and equipment	$211,982	$177,249	$177,495

	2021	2020	2019
Depreciation, depletion, amortization and accretion:
West	$99,470	$93,866	$93,256
East	86,623	86,205	81,403
Cement	39,024	37,267	38,447
Total reportable segments	225,117	217,338	213,106
Corporate and other	4,249	3,982	3,996
Total depreciation, depletion, amortization and accretion	$229,366	$221,320	$217,102

	2021	2020	2019
Total assets:
West	$1,512,298	$1,503,382	$1,379,684
East	1,292,638	1,303,742	1,288,835
Cement	844,086	850,835	868,528
Total reportable segments	3,649,022	3,657,959	3,537,047
Corporate and other	590,103	650,052	530,509
Total	$4,239,125	$4,308,011	$4,067,556

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of January 1, 2022. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2022, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of January 1, 2022 our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of Summit Materials, Inc.’s internal control over financial reporting. The KPMG LLP report immediately follows this report. This annual report does not include an attestation report of Summit Materials, LLC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Summit Materials, LLC’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

/s/ Anne P. Noonan	/s/ Brian J. Harris
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Summit Materials, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the fiscal years in the three-year period ended January 1, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2022

Changes in Internal Control over Financial Reporting

There was no change in Summit Materials, Inc.’s or Summit Materials, LLC’s internal control over financial reporting that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.

None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement with respect to the 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended January 1, 2022 (the “2022 Proxy Statement”), except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S-K has been included in Part 1 of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the heading “Our Pay” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Our Stockholders—Holdings of Major Stockholders” in our 2022 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of January 1, 2022
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	17,500,000	$19.75	7,917,071
_______________________
(1)Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. At the May 2021 Annual Meeting, stockholders approved an increase to the number of shares of the Company’s Class A common stock that may be issued under the Plan by 4,000,000 shares of Class A common stock to a total of 17,500,000. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of January 1, 2022, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the heading “Item 3—Ratification of Appointment of KPMG” included in our 2022 Proxy Statement is incorporated herein by reference.

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

3.3
Restated Certificate of Incorporation of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 19, 2021 (File No. 001-36873)).

3.4	Amended and Restated By-Laws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.3 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 19, 2021 (File No. 001-36873)).
4.1	Description of Registrant's Securities

4.2
Indenture, dated as of March 15, 2019, among Summit Materials, LLC as the Issuer, Summit Materials Finance Corp. as the Co-Issuer, the Guarantors named therein and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed March 15, 2019 (File No. 001-36873)).

4.3	Form of 6.500% Senior Note due 2027 (included in Exhibit 4.4).
4.4
Indenture, dated as of August 11, 2020, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors on the signature pages thereto and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed August 11, 2020 (File No. 001-36873)).

4.5	Form of 5.25% Senior Note due 2029 (included in Exhibit 4.6).

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

10.5+
Summit Materials, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-36873)).

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

10.29+	Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).
10.30+
Omnibus Amendment to Participation Notice and Agreements Under the Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-36873)).

10.31+
Summit Materials, Inc. Executive Severance Plan Form Participation Notice and Agreement (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-36873)).

10.32+	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).
10.33+	Form of Performance Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).

10.34+
Form of Special Executive Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed August 3, 2020 (File No. 001-36873)).

10.35+
Offer Letter, dated as of July 20, 2020, by and between Summit Materials, Inc. and Anne P. Noonan ((incorporated by reference to Exhibit 10.1 to the Summit Materials, Inc.’s Current Report on Form 8-K, filed July 21, 2020 (File No. 001-36873)).

10.36+
Form of Performance Unit Award Notice and Agreement for Executives (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.37+
Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.38+
Form of Restricted Stock Unit Award Notice and Agreement for Directors (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.39+	Summit Materials, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-36873)).

21*	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Qualified Person.
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date:	February 24, 2022	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of February 2022.

Signature	Title

/s/ Anne P. Noonan	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)
Anne P. Noonan

/s/ Brian J. Harris	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Harris

/s/ Joseph S. Cantie	Director of Summit Materials, Inc.
Joseph S. Cantie

/s/ Anne M. Cooney	Director of Summit Materials, Inc.
Anne M. Cooney

/s/ Susan A. Ellerbusch	Director of Summit Materials, Inc.
Susan A. Ellerbusch

/s/ Howard L. Lance	Director of Summit Materials, Inc.
Howard L. Lance

/s/ John R. Murphy	Director of Summit Materials, Inc.
John R. Murphy

/s/ Tamla Oates-Forney	Director of Summit Materials, Inc.
Tamla Oates-Forney

/s/ Anne K. Wade	Director of Summit Materials, Inc.
Anne K. Wade

/s/ Steven H. Wunning	Director of Summit Materials, Inc.
Steven H. Wunning