Form 10-Q
period 2022-04-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2022-05-05
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
As of May 2, 2022, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,099,723 and 99, respectively.
As of May 2, 2022, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of April 2, 2022, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three months ended April 2, 2022 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

•our dependence on the construction industry and the strength of the economies in which we operate;
•the cyclical nature of our industry;
•risks related to weather and seasonality;
•risks associated with our capital-intensive business;
•competition within our local markets;
•our ability to execute on our acquisition and portfolio optimization strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;
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
•rising prices for, or more limited availability of, commodities, labor and other production and delivery inputs as a result of inflation, supply chain challenges, geopolitical events or otherwise;
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
•our current level of indebtedness, including our exposure to variable interest rate risk;
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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of April 2, 2022. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 2, 2022	January 1, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$287,392	$380,961
Accounts receivable, net	239,839	287,226
Costs and estimated earnings in excess of billings	12,723	7,600
Inventories	187,009	180,760
Other current assets	14,305	11,827
Current assets held for sale	36,572	1,236
Total current assets	777,840	869,610
Property, plant and equipment, less accumulated depreciation, depletion and amortization (April 2, 2022 - $1,290,560 and January 1, 2022 - $1,266,513)	1,766,594	1,842,908
Goodwill	1,146,276	1,163,750
Intangible assets, less accumulated amortization (April 2, 2022 - $16,218 and January 1, 2022 - $15,269)	67,015	69,396
Deferred tax assets, less valuation allowance (April 2, 2022 - $1,675 and January 1, 2022 - $1,675)	211,372	204,566
Operating lease right-of-use assets	28,766	30,150
Other assets	43,200	58,745
Noncurrent assets held for sale	102,182	—
Total assets	$4,143,245	$4,239,125
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	13,078	13,110
Accounts payable	146,292	128,232
Accrued expenses	113,569	147,476
Current operating lease liabilities	5,934	6,497
Billings in excess of costs and estimated earnings	6,734	7,401
Current liabilities held for sale	13,110	—
Total current liabilities	305,071	309,070
Long-term debt	1,590,050	1,591,019
Acquisition-related liabilities	22,928	33,369
Tax receivable agreement liability	326,548	326,548
Noncurrent operating lease liabilities	28,017	28,880
Other noncurrent liabilities	121,103	127,027
Noncurrent liabilities held for sale	3,031	—
Total liabilities	2,396,748	2,415,913
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,041,848 and 118,705,108 shares issued and outstanding as of April 2, 2022 and January 1, 2022, respectively	1,181	1,188
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of April 2, 2022 and January 1, 2022	—	—
Additional paid-in capital	1,330,548	1,326,340
Accumulated earnings	397,170	478,956
Accumulated other comprehensive income	8,389	7,083
Stockholders’ equity	1,737,288	1,813,567
Noncontrolling interest in Summit Holdings	9,209	9,645
Total stockholders’ equity	1,746,497	1,823,212
Total liabilities and stockholders’ equity	$4,143,245	$4,239,125

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	April 2, 2022	April 3, 2021
Revenue:
Product	$355,669	$354,234
Service	36,826	44,247
Net revenue	392,495	398,481
Delivery and subcontract revenue	28,452	29,363
Total revenue	420,947	427,844
Cost of revenue (excluding items shown separately below):
Product	290,345	277,134
Service	34,583	40,197
Net cost of revenue	324,928	317,331
Delivery and subcontract cost	28,452	29,363
Total cost of revenue	353,380	346,694
General and administrative expenses	51,924	51,642
Depreciation, depletion, amortization and accretion	51,193	56,336
Gain on sale of property, plant and equipment	(1,255)	(1,769)
Operating loss	(34,295)	(25,059)
Interest expense	20,149	24,186
Gain on sale of businesses	(14,205)	(15,668)
Other income, net	(696)	(4,889)
Loss from operations before taxes	(39,543)	(28,688)
Income tax benefit	(4,743)	(5,443)
Net loss	(34,800)	(23,245)
Net loss attributable to Summit Holdings	(508)	(728)
Net loss attributable to Summit Inc.	$(34,292)	$(22,517)
Loss per share of Class A common stock:
Basic	$(0.29)	$(0.19)
Diluted	$(0.29)	$(0.20)
Weighted average shares of Class A common stock:
Basic	118,937,466	115,664,725
Diluted	118,937,466	115,411,204

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended
	April 2, 2022	April 3, 2021
Net loss	$(34,800)	$(23,245)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,744	2,126
Less tax effect of other comprehensive loss items	(419)	(446)
Other comprehensive income	1,325	1,680
Comprehensive loss	(33,475)	(21,565)
Less comprehensive loss attributable to Summit Holdings	(489)	(683)
Comprehensive loss attributable to Summit Inc.	$(32,986)	$(20,882)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net loss	$(34,800)	$(23,245)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	54,838	59,107
Share-based compensation expense	5,422	5,363
Net gain on asset and business disposals	(15,660)	(15,964)
Change in deferred tax asset, net	(7,770)	(10,145)
Other	(221)	483
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	35,836	4,946
Inventories	(36,752)	(15,412)
Costs and estimated earnings in excess of billings	(6,449)	(8,442)
Other current assets	(1,891)	(9,209)
Other assets	1,183	2,504
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	16,744	14,518
Accrued expenses	(25,946)	(24,130)
Billings in excess of costs and estimated earnings	317	(2,578)
Tax receivable agreement liability	—	4,152
Other liabilities	(1,564)	(3,266)
Net cash used in operating activities	(16,713)	(21,318)
Cash flows from investing activities:
Purchases of property, plant and equipment	(57,774)	(69,757)
Proceeds from the sale of property, plant and equipment	1,439	2,663
Proceeds from sale of businesses	47,821	33,077
Other	(857)	(483)
Net cash used in investing activities	(9,371)	(34,500)
Cash flows from financing activities:
Payments on debt	(7,603)	(10,170)
Payments on acquisition-related liabilities	(11,397)	(8,096)
Repurchases of common stock	(47,509)	—
Proceeds from stock option exercises	27	15,920
Other	(1,180)	(416)
Net cash used in financing activities	(67,662)	(2,762)
Impact of foreign currency on cash	177	140
Net decrease in cash	(93,569)	(58,440)
Cash and cash equivalents—beginning of period	380,961	418,181
Cash and cash equivalents—end of period	$287,392	$359,741

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net loss	(34,292)	—	—	—	—	—	—	(508)	(34,800)
Other comprehensive income, net of tax	—	1,306	—	—	—	—	—	19	1,325
Stock option exercises	—	—	1,589	—	—	—	27	—	27
Share-based compensation	—	—	—	—	—	—	5,422	—	5,422
Repurchases of common stock	(47,494)	—	(1,506,878)	(15)	—	—	(121)	121	(47,509)
Shares redeemed to settle taxes and other	—	—	842,029	8	—	—	(1,120)	(68)	(1,180)
Balance - April 2, 2022	$397,170	$8,389	118,041,848	$1,181	99	$—	$1,330,548	$9,209	$1,746,497

Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net loss	(22,517)	—	—	—	—	—	—	(728)	(23,245)
LP Unit exchanges	—	—	711,794	7	—	—	4,744	(4,751)	—
Other comprehensive income, net of tax	—	1,635	—	—	—	—	—	45	1,680
Stock option exercises	—	—	863,338	9	—	—	15,911	—	15,920
Share-based compensation	—	—	—	—	—	—	5,363	—	5,363
Shares redeemed to settle taxes and other	—	—	678,605	6	—	—	(1,432)	—	(1,426)
Balance — April 3, 2021	$304,255	$6,838	116,644,332	$1,167	99	$—	$1,289,267	$13,033	$1,614,560

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

Summit Inc. is a holding corporation operating and controlling all of the business and affairs of Summit Materials Holdings L.P. (“Summit Holdings”) and its subsidiaries, and through Summit Holdings conducts its business. Summit Inc. owns the majority of the partnership interests of Summit Holdings (see Note 9, Stockholders’ Equity). Summit Materials, LLC (“Summit LLC”), an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended January 1, 2022. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of April 2, 2022, the results of operations for the three months ended April 2, 2022 and April 3, 2021 and cash flows for the three months ended April 2, 2022 and April 3, 2021.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended April 2, 2022 or April 3, 2021.

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

Prior Period Reclassifications — We reclassified $1.2 million of other current assets to current assets held for sale for the year ended January 1, 2022 to be consistent with the current year presentation.

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

Changes in the carrying amount of goodwill, by reportable segment, from January 1, 2022 to April 2, 2022 are summarized as follows:

	West	East	Cement	Total
Balance—January 1, 2022	$570,509	$388,585	$204,656	$1,163,750
Dispositions (1)	—	(12,036)	—	(12,036)
Foreign currency translation adjustments	621	—	—	621
Goodwill allocated to assets held for sale	—	(6,059)	—	(6,059)
Balance—April 2, 2022	$571,130	$370,490	$204,656	$1,146,276
_______________________________________________________________________
(1) Reflects goodwill derecognition from dispositions completed during the three months ended April 2, 2022.

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

	April 2, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$33,671	$(2,987)	$30,684	$33,671	$(2,467)	$31,204
Mineral leases	15,463	(6,105)	9,358	19,927	(8,922)	11,005
Reserve rights	25,586	(3,535)	22,051	25,586	(3,329)	22,257
Other	5,286	(364)	4,922	5,481	(551)	4,930
Total intangible assets	$80,006	$(12,991)	$67,015	$84,665	$(15,269)	$69,396

Amortization expense totaled $0.9 million and $1.0 million for the three months ended April 2, 2022 and April 3, 2021, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to April 2, 2022 is as follows:

2022 (nine months)	$2,830
2023	3,780
2024	3,754
2025	3,710
2026	3,661
2027	3,649
Thereafter	45,631
Total	$67,015

In the first quarter of 2022, as part of the Company's strategy to rationalize assets, the Company sold one business in the East segment, resulting in cash proceeds of $47.8 million and a total gain on disposition of $14.2 million.

As of April 2, 2022, the Company has operations in the East Segment that are classified as assets held for sale. Asset and liabilities held for sale as of April 2, 2022 and January 1, 2022 were as follows:

	April 2, 2022	January 1, 2022
Cash and cash equivalents	$175	$—
Accounts receivable, net	7,124	—
Costs and estimated earnings in excess of billings	1,333	—
Inventories	26,361	—
Other current assets	1,579	1,236
Total current assets held for sale	$36,572	$1,236

Property, plant and equipment, net	$77,988	$—
Goodwill	6,059	—
Intangible assets, net	1,858	—
Operating lease right-of-use assets	998	—
Other assets	15,279	—
Total noncurrent assets held for sale	$102,182	$—

Accounts payable	$7,844	$—
Accrued expenses	3,873	—
Current operating lease liabilities	403	—
Billings in excess of costs and estimated earnings	990	—
Total current liabilities held for sale	$13,110	$—

Noncurrent operating lease liabilities	$538	$—
Other noncurrent liabilities	2,493	—
Total noncurrent liabilities held for sale	$3,031	$—

The above stated amounts classified as held for sale have been excluded from the tables shown in Note 2 - Intangible Assets, Note 3 - Accounts Receivable, net, Note 4 - Inventories, Note 5 - Accrued Expenses and Note 11 - Leases.

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

Revenue by product for the three months ended April 2, 2022 and April 3, 2021 is as follows:

	Three months ended
	April 2, 2022	April 3, 2021
Revenue by product*:
Aggregates	$123,393	$117,388
Cement	42,554	38,139
Ready-mix concrete	157,563	158,233
Asphalt	17,138	28,375
Paving and related services	30,610	43,215
Other	49,689	42,494
Total revenue	$420,947	$427,844
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of April 2, 2022 and January 1, 2022:

	April 2, 2022	January 1, 2022
Trade accounts receivable	$217,435	$230,714
Construction contract receivables	16,243	47,054
Retention receivables	10,354	13,094
Receivables from related parties	—	292
Accounts receivable	244,032	291,154
Less: Allowance for doubtful accounts	(4,193)	(3,928)
Accounts receivable, net	$239,839	$287,226

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of April 2, 2022 and January 1, 2022:

	April 2, 2022	January 1, 2022
Aggregate stockpiles	$123,981	$130,640
Finished goods	37,882	22,690
Work in process	6,974	8,277
Raw materials	18,172	19,153
Total	$187,009	$180,760

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 2, 2022 and January 1, 2022:

	April 2, 2022	January 1, 2022
Interest	$9,063	$22,762
Payroll and benefits	24,556	38,894
Finance lease obligations	14,234	17,624
Insurance	20,993	20,480
Non-income taxes	22,737	19,409
Deferred asset purchase payments	3,515	4,912
Professional fees	1,690	1,524
Other (1)	16,781	21,871
Total	$113,569	$147,476
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of April 2, 2022 and January 1, 2022:

	April 2, 2022	January 1, 2022
Term Loan, due 2024:
$608.4 million and $610.0 million, net of $0.6 million and $0.7 million discount at April 2, 2022 and January 1, 2022, respectively	$607,767	$609,298
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,607,767	1,609,298
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,601,413	$1,602,944

The contractual payments of long-term debt, including current maturities, for the five years subsequent to April 2, 2022, are as follows:

2022 (nine months)	$4,765
2023	6,353
2024	597,254
2025	—
2026	—
2027	300,000
Thereafter	700,000
Total	1,608,372
Less: Original issue net discount	(605)
Less: Capitalized loan costs	(11,363)
Total debt	$1,596,404

Senior Notes— On August 11, 2020, Summit LLC and Summit Finance (together, the “Issuers”) issued $700.0 million in aggregate principal amount of 5.250% senior notes due January 15, 2029 (the “2029 Notes”). The 2029 Notes were issued at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. The 2029 Notes were issued under an indenture dated August 11, 2020 (the "2020 Indenture"). The 2020 Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2020 Indenture also contains customary events of default. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021.

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

As of April 2, 2022 and January 1, 2022, the Company was in compliance with all covenants under the applicable indentures.

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

There were no outstanding borrowings under the revolving credit facility as of April 2, 2022 and January 1, 2022, with borrowing capacity of $324.6 million remaining as of April 2, 2022, which is net of $20.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of April 2, 2022 and January 1, 2022, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
The following table presents the activity for the deferred financing fees for the three months ended April 2, 2022 and April 3, 2021:

Deferred financing fees
Balance—January 1, 2022	$13,049
Amortization	(692)
Balance—April 2, 2022	$12,357

Balance—January 2, 2021	$18,367
Amortization	(836)
Balance—April 3, 2021	$17,531

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of April 2, 2022 or January 1, 2022, which may be terminated upon demand.

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

Our income tax benefit was $4.7 million in the three months ended April 2, 2022 and our income tax benefit was $5.4 million in the three months ended April 3, 2021. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of April 2, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three months ended April 2, 2022 and April 3, 2021.

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

In the three months ended April 2, 2022, there were no LP Units acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of April 2, 2022 and January 1, 2022, we had recorded $326.5 million and $326.5 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit

Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the three months ended April 2, 2022 and April 3, 2021.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended
	April 2, 2022	April 3, 2021
Net loss attributable to Summit Inc.	$(34,292)	$(22,517)

Weighted average shares of Class A stock outstanding	118,777,341	115,411,204
Add: Nonvested restricted stock awards of retirement eligible shares	160,125	253,521
Weighted average shares outstanding	118,937,466	115,664,725
Basic loss per share	$(0.29)	$(0.19)

Diluted net loss attributable to Summit Inc.	$(34,292)	$(22,517)

Weighted average shares outstanding	118,937,466	115,411,204
Add: weighted average of LP Units	—	—
Add: stock options	—	—
Add: warrants	—	—
Add: restricted stock units	—	—
Add: performance stock units	—	—
Weighted average dilutive shares outstanding	118,937,466	115,411,204
Diluted loss per share	$(0.29)	$(0.20)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	April 2, 2022	April 3, 2021
Antidilutive shares:
LP Units	1,314,006	2,613,209
Time-vesting stock options	290,944	1,175,135
Warrants	31,519	43,166
Time-vesting restricted stock units	1,379,251	1,894,877
Market-based restricted stock units	416,096	410,357

9.STOCKHOLDERS’ EQUITY
During 2021, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. During the first quarter of 2022, we repurchased 1.5 million shares of Class A common stock for $47.5 million. These shares were retired upon purchase.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 1, 2022	118,705,108	1,314,006	120,019,114	98.9%
Stock option exercises	1,589	—	1,589
Repurchases of common stock	(1,506,878)	—	(1,506,878)
Other equity transactions	842,029	—	842,029
Balance — April 2, 2022	118,041,848	1,314,006	119,355,854	98.9%

Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	711,794	(711,794)	—
Stock option exercises	863,338	—	863,338
Other equity transactions	678,605	—	678,605
Balance — April 3, 2021	116,644,332	2,161,376	118,805,708	98.2%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.1% and 1.1% as of April 2, 2022 and January 1, 2022, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — January 1, 2022	$1,508	$5,575	$7,083
Foreign currency translation adjustment, net of tax	—	1,306	1,306
Balance — April 2, 2022	$1,508	$6,881	$8,389

Balance — January 2, 2021	$533	$4,670	$5,203
Foreign currency translation adjustment, net of tax	—	1,635	1,635
Balance — April 3, 2021	$533	$6,305	$6,838

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	April 2, 2022	April 3, 2021
Cash payments:
Interest	$31,789	$29,476
Payments for income taxes, net	1,542	2,312
Operating cash payments on operating leases	2,455	2,928
Operating cash payments on finance leases	372	655
Finance cash payments on finance leases	5,949	5,834
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$5,416	$3,081
Right of use assets obtained in exchange for finance leases obligations	248	588
Exchange of LP Units to shares of Class A common stock	—	19,784

11.LEASES

We lease construction and office equipment, distribution facilities and office space. Leases with an initial term of 12 months or less, including month to month leases, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight line basis over the lease term. For lease agreements we have entered into or reassessed we combine lease and nonlease components. While we also own mineral leases for mining operations, those leases are outside the scope of Accounting Standards Update No. 2016-2, Leases (Topic 842). Assets acquired under finance leases are included in property, plant and equipment.

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

	Three months ended
	April 2, 2022	April 3, 2021
Operating lease cost	$2,512	$1,727
Variable lease cost	113	72
Short-term lease cost	8,248	7,301
Financing lease cost:
Amortization of right-of-use assets	1,986	3,050
Interest on lease liabilities	369	657
Total lease cost	$13,228	$12,807

	April 2, 2022	January 1, 2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$28,766	$30,150

Current operating lease liabilities	$5,934	$6,497
Noncurrent operating lease liabilities	28,017	28,880
Total operating lease liabilities	$33,951	$35,377
Finance leases:
Property and equipment, gross	$63,040	$68,982
Less accumulated depreciation	(31,459)	(31,404)
Property and equipment, net	$31,581	$37,578

Current finance lease liabilities	$14,234	$17,624
Long-term finance lease liabilities	10,557	14,982
Total finance lease liabilities	$24,791	$32,606

Weighted average remaining lease term (years):
Operating leases	9.7	9.7
Finance lease	2.5	2.3

Weighted average discount rate:
Operating leases	4.4%	4.4%
Finance leases	5.1%	5.2%

Maturities of lease liabilities, as of April 2, 2022, were as follows:
	Operating Leases	Finance Leases
2022 (nine months)	$5,352	$11,198
2023	6,197	7,510
2024	4,883	2,936
2025	3,612	2,415
2026	2,952	990
2027	2,456	760
Thereafter	17,307	1,083
Total lease payments	42,759	26,892
Less imputed interest	(8,808)	(2,101)
Present value of lease payments	$33,951	$24,791

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of April 2, 2022 and January 1, 2022, $37.0 million and $37.7 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.3 million and $7.4 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of April 2, 2022 and January 1, 2022 were $107.6 million and $112.4 million, respectively.

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

The fair value of contingent consideration as of April 2, 2022 and January 1, 2022 was:

	April 2, 2022	January 1, 2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$133	$129
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,115	$1,239

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of April 2, 2022 and April 3, 2021.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of April 2, 2022 and January 1, 2022 was:

	April 2, 2022		January 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,596,591	$1,607,767	$1,653,085	$1,609,298
Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,945	12,945	12,981	12,981
Long term portion of deferred consideration and noncompete obligations(3)	21,813	21,813	32,130	32,130
(1)$6.4 million was included in current portion of debt as of April 2, 2022 and January 1, 2022.
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
The following tables display selected financial data for the Company’s reportable business segments as of April 2, 2022 and January 1, 2022 and for the three months ended April 2, 2022 and April 3, 2021:

	Three months ended
	April 2, 2022	April 3, 2021
Revenue*:
West	$252,232	$251,133
East	122,490	136,042
Cement	46,225	40,669
Total revenue	$420,947	$427,844
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	April 2, 2022	April 3, 2021
Loss from operations before taxes	$(39,543)	$(28,688)
Interest expense	20,149	24,186
Depreciation, depletion and amortization	50,479	55,570
Accretion	714	766
Gain on sale of businesses	(14,205)	(15,668)
Non-cash compensation	5,422	5,363
Other	247	205
Total Adjusted EBITDA	$23,263	$41,734

Total Adjusted EBITDA by Segment:
West	$32,692	$40,648
East	8,136	11,745
Cement	(5,819)	2,499
Corporate and other	(11,746)	(13,158)
Total Adjusted EBITDA	$23,263	$41,734

	Three months ended
	April 2, 2022	April 3, 2021
Purchases of property, plant and equipment
West	$26,874	$34,068
East	24,326	33,202
Cement	6,115	2,273
Total reportable segments	57,315	69,543
Corporate and other	459	214
Total purchases of property, plant and equipment	$57,774	$69,757

	Three months ended
	April 2, 2022	April 3, 2021
Depreciation, depletion, amortization and accretion:
West	$24,575	$25,140
East	18,295	21,943
Cement	7,574	8,149
Total reportable segments	50,444	55,232
Corporate and other	749	1,104
Total depreciation, depletion, amortization and accretion	$51,193	$56,336

	April 2, 2022	January 1, 2022
Total assets:
West	$1,527,170	$1,512,298
East	1,259,620	1,292,638
Cement	852,313	844,086
Total reportable segments	3,639,103	3,649,022
Corporate and other	504,142	590,103
Total	$4,143,245	$4,239,125

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

We are organized into 11 operating companies that make up our three distinct operating segments: West, East and Cement, which are also our reporting segments. We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 21 U.S. states and in British Columbia, Canada. As of April 2, 2022, the Company has operations in the East Segment that are classified as assets held for sale. The map below illustrates our geographic footprint.

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we continue to see positive indicators for highway obligations. While rising interest rates and inflation have not yet impacted housing starts, we are monitoring that activity closely. Rising interest rates and inflation may also impact our non-residential construction activity in the future.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows state departments of transportation to plan for their long-term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act ("IIJA") was signed into law on November 15, 2021. The IIJA provides $1.2 trillion in funding over five years from 2022 through 2026, including $550 billion in new investments for all modes of transportation, water, power and energy, environment remediation, public lands, broadband and resilience.

In 2021, approximately 64% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. Funding for public infrastructure projects as been announced as a high priority for the federal government in 2021, but no action has been taken to date.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 15%, 12% and 9%, respectively, of our total revenue in 2021. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) updated its fiscal year 2022 lettings estimate to $10.0 billion up from $8.4 billion in fiscal year 2021 and $7.5 billion in fiscal year 2020. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

•The state of Utah anticipates transportation funding of approximately $1.8 billion in 2022.

•The state of Kansas anticipates approximately $2.2 billion for 2022 for transportation funding.

•The state of Missouri anticipates transportation funding of approximately $3.2 billion in 2022.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021, and certain other highlights include:

•Net revenue decreased $6.0 million in the three months ended April 2, 2022, primarily resulting from divestitures completed in 2021, partially offset by increases in average sales prices.
•Our operating loss increased $9.2 million in the three months ended April 2, 2022, as increases in our cost structure and higher repair and maintenance costs exceeded the increases in average sales prices, mitigated by a decrease in depreciation, depletion, amortization and accretion expenses.
•In the three months ended April 2, 2022, average sales price increased 4.8% in aggregates, 10.1% in cement, 7.3% in ready-mix concrete and 10.2% in asphalt.
•In the three months ended April 2, 2022, sales volume decreased 0.8% in aggregates, 7.2% in ready-mix concrete and 45.1% in asphalt, offset by a 0.3% increase in cement.
•In the three months ended April 2, 2022, the Company sold one business in the East segment, resulting in cash proceeds of $47.8 million and a total gain on disposition of $14.2 million.
•In March 2022, the Company repurchased $47.5 million of our Class A common stock.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended April 2, 2022 and April 3, 2021.

	Three months ended
	April 2, 2022	April 3, 2021
($ in thousands)
Net revenue	$392,495	$398,481
Delivery and subcontract revenue	28,452	29,363
Total revenue	420,947	427,844
Cost of revenue (excluding items shown separately below)	353,380	346,694
General and administrative expenses	51,924	51,642
Depreciation, depletion, amortization and accretion	51,193	56,336
Gain on sale of property, plant and equipment	(1,255)	(1,769)
Operating loss	(34,295)	(25,059)
Interest expense	20,149	24,186
Gain on sale of businesses	(14,205)	(15,668)
Other income, net	(696)	(4,889)
Loss from operations before taxes	(39,543)	(28,688)
Income tax benefit	(4,743)	(5,443)
Net loss	$(34,800)	$(23,245)

Three months ended April 2, 2022 compared to the three months ended April 3, 2021

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Net revenue	$392,495	$398,481	$(5,986)	(1.5)%
Operating loss	(34,295)	(25,059)	(9,236)	(36.9)%
Operating margin percentage	(8.7)%	(6.3)%
Adjusted EBITDA (1)	$23,263	$41,734	$(18,471)	(44.3)%
Adjusted EBITDA Margin (1)	5.9%	10.5%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue decreased $6.0 million in the three months ended April 2, 2022, primarily resulting from organic volume decline in our ready-mix concrete and asphalt operations due to our divestiture program. Of the decrease in net revenue, $9.0 million was from decreased sales of products and $7.4 million from decreased service revenue, partially offset by $10.4 million from increased sales of materials. Our organic volumes declined 1.5%, 7.2% and 45.1% in aggregates, ready-mix concrete and asphalt, respectively, offset by a 0.3% increase in cement. The organic volume decreases for aggregates, ready-mix and asphalt were primarily attributable to our divestiture program. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 5.0%, 10.1%, 7.3% and 10.2%, respectively, during the first three months of 2022.

Operating loss increased by $9.2 million in the first three months of 2022 as compared to the first three months of 2021, primarily as increases in our cost structure exceeded the increases in average sales prices, as well as the timing of repair and maintenance expenditures and certain stripping activities, unplanned downtime at a few of our locations, mitigated by a decrease of $5.1 million in depreciation, depletion, amortization and accretion expense primarily due to divestitures completed in 2021.

Our operating margin percentage for the three months ended April 2, 2022 decreased from (6.3)% to (8.7)%, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, decreased $18.5 million in the three months ended April 2, 2022, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Revenue by product*:
Aggregates	$149,426	$143,794	$5,632	3.9%
Cement	43,806	39,703	4,103	10.3%
Ready-mix concrete	157,602	158,336	(734)	(0.5)%
Asphalt	17,501	31,225	(13,724)	(44.0)%
Paving and related services	40,337	61,808	(21,471)	(34.7)%
Other	12,275	(7,022)	19,297	274.8%
Total revenue	$420,947	$427,844	$(6,897)	(1.6)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three months ended
	April 2, 2022		April 3, 2021
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	13,402	$11.15	13,509	$10.64	(0.8)%	4.8%
Cement	341	128.42	340	116.69	0.3%	10.1%
Ready-mix concrete	1,241	127.00	1,338	118.31	(7.2)%	7.3%
Asphalt	260	66.15	474	60.01	(45.1)%	10.2%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $5.6 million in the three months ended April 2, 2022. In the first three months of 2022, we had solid increases in organic aggregate volumes in most of our markets, which were offset by volume decreases in certain markets due to divestitures in 2021. Aggregate average sales price of $11.15 per ton increased 4.8% in the first three months of 2022 as compared to the first three months of 2021, due to our focus on increasing prices in the current inflationary environment. We have continued, and expect to continue increasing prices to stay ahead of inflationary pressures.

Revenue from cement increased $4.1 million in the three months ended April 2, 2022. In the three months ended April 2, 2022, organic cement volumes increased 0.3% and organic cement average sales prices increased 10.1%, as compared to the same period in the prior year.

Revenue from ready-mix concrete decreased $0.7 million in the three months ended April 2, 2022. In the three months ended April 2, 2022, our ready-mix volumes decreased 7.2% and our average sales prices increased 7.3%. In the three months ended April 2, 2022, our volume decrease occurred primarily in our Kansas and north Texas markets due to weather, while our price increases were in all of our markets.

Revenue from asphalt decreased $13.7 million in the three months ended April 2, 2022, primarily due to the divestiture of our paving business in Texas in May 2021. In the first three months of 2022, organic pricing increased 10.2%, with strong pricing gains in the Virginia and Intermountain West geographies. In the first three months of 2022, organic volumes decreased 45.1% mainly due to the divestiture noted above.

Other Financial Information

Interest expense

In September 2021, we redeemed all $300.0 million 5.125% Senior Notes due 2025 using existing cash on hand. As a result, interest expense in the three months ended April 2, 2022 is less than it was in the first three months of 2021.

Gain (Loss) on Sale of business

We continue to make progress on our strategy to divest certain businesses through portfolio optimization. In the first three months of 2022, as well as in the first three months of 2021, we sold one business in the East segment in each year, resulting in cash proceeds of $47.8 million and a net gain on disposition of $14.2 million in 2022, and cash proceeds of $33.1 million and a net gain on disposition of $15.7 million in 2021.

Income Tax Expense

Our income tax benefit was $4.7 million in the three months ended April 2, 2022 and our income tax benefit was $5.4 million in the three months ended April 3, 2021. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of April 2, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.7 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Net revenue	$236,002	$234,744	$1,258	0.5%
Operating income	7,992	15,057	(7,065)	(46.9)%
Operating margin percentage	3.4%	6.4%
Adjusted EBITDA (1)	$32,692	$40,648	$(7,956)	(19.6)%
Adjusted EBITDA Margin (1)	13.9%	17.3%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $1.3 million in the three months ended April 2, 2022, as increases in net revenues in aggregates and ready-mix concrete outpaced a decrease in asphalt and paving revenues due to a divestiture in the second quarter of 2021. Organic aggregate volumes increased 3.9% in the first three months of 2022 as compared to the first three months of 2021, and organic aggregates average sales prices increased 3.7%, primarily due to strong demand in our Texas, as well as in our Intermountain West geography and increased projects in British Columbia. Organic ready-mix concrete volumes decreased 0.9% and our organic ready-mix concrete average sales prices increased 7.0%. Organic ready-mix volumes were strong in 2022 in south Texas which were offset by slightly lower volumes in the Intermountain Region. Residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate. We continue to monitor that activity given recent increases in mortgage rates and other inflationary concerns.

The West segment’s operating income decreased $7.1 million in the three months ended April 2, 2022. Adjusted EBITDA decreased $8.0 million and Adjusted EBITDA Margin decreased to 13.9% from 17.3% in the three months ended April 2, 2022. The decreases in operating income and Adjusted EBITDA for the first quarter of 2022 occurred primarily due to higher sub-contractor costs, as well as increased repair and maintenance and fuel costs. The operating margin percentage in the West segment decreased in the three months ended April 2, 2022 due to the aggregate product mix in Texas as well as the other factors noted above.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Revenue by product*:
Aggregates	$77,782	$72,138	$5,644	7.8%
Ready-mix concrete	134,591	126,986	7,605	6.0%
Asphalt	13,600	27,688	(14,088)	(50.9)%
Paving and related services	32,503	46,889	(14,386)	(30.7)%
Other	(6,244)	(22,568)	16,324	72.3%
Total revenue	$252,232	$251,133	$1,099	0.4%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended April 2, 2022 from the three months ended April 3, 2021 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	3.9%	3.7%
Ready-mix concrete	(0.9)%	7.0%
Asphalt	(50.7)%	10.3%

Revenue from aggregates in the West segment increased $5.6 million in the three months ended April 2, 2022, due to an increase in aggregates sales volumes and prices. In the three months ended April 2, 2022, aggregate volumes increased 3.9%, primarily due to strong volumes in Texas as well as in the Intermountain West markets. Aggregates pricing for the three months ended April 2, 2022 increased 3.7% when compared to the same period in 2021 due to prices increases in all our markets.

Revenue from ready-mix concrete in the West segment increased $7.6 million in the three months ended April 2, 2022. For the three months ended April 2, 2022, organic ready-mix concrete prices increased 7.0%. For the three months ended April 2, 2022, our ready-mix concrete organic volumes decreased 0.9% as strong volume increases in south Texas were offset by declines in the Intermountain West geographies.

In May 2021, we divested our paving business in South Texas, which reduced our volumes and revenues subsequent to the closing date. Revenue from asphalt in the West segment decreased $14.1 million in the three months ended April 2, 2022. For the three months ended April 2, 2022, asphalt volumes decreased 50.7%. Average sales prices for asphalt increased 10.3% in the three months ended April 2, 2022. Revenue for paving and related services in the West segment decreased by $14.4 million in the three months ended April 2, 2022.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 2, 2022 was approximately $(2.9) million and $3.8 million, respectively.

East Segment

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Net revenue	$110,268	$123,068	$(12,800)	(10.4)%
Operating loss	(10,727)	(10,374)	(353)	(3.4)%
Operating margin percentage	(9.7)%	(8.4)%
Adjusted EBITDA (1)	$8,136	$11,745	$(3,609)	(30.7)%
Adjusted EBITDA Margin (1)	7.4%	9.5%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment decreased $12.8 million in the three months ended April 2, 2022, as compared to the same period a year ago, as the decreases in ready-mix concrete and paving and related services exceeded an increase in asphalt revenues. Operating loss increased $0.4 million in the three months ended April 2, 2022, as increases in our cost of revenue exceeded our increases in average sales prices. Adjusted EBITDA decreased $3.6 million in the three months ended April 2, 2022 and Adjusted EBITDA Margin decreased to 7.4% from 9.5% in the three months ended April 2, 2022, as compared to the same period a year ago.

Operating margin percentage for the three months ended April 2, 2022 decreased to (9.7)% from (8.4)%, from the comparable period a year ago, due to the items noted above.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Revenue by product*:
Aggregates	$71,644	$71,656	$(12)	—%
Ready-mix concrete	23,011	31,350	(8,339)	(26.6)%
Asphalt	3,901	3,537	364	10.3%
Paving and related services	7,834	14,919	(7,085)	(47.5)%
Other	16,100	14,580	1,520	10.4%
Total revenue	$122,490	$136,042	$(13,552)	(10.0)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended April 2, 2022 from the three months ended April 3, 2021 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	(6.5)%	7.0%
Ready-mix concrete	(32.5)%	8.9%
Asphalt	(8.1)%	14.5%

Revenue from aggregates in the East segment remained flat in the three months ended April 2, 2022 as compared to the same period a year ago. Aggregate volumes in the first three months of 2022 decreased 6.5% primarily due to our divestiture program, partially offset by organic growth in our Georgia operations. Aggregates organic pricing increased 7.7% in the three months ended April 2, 2022, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $8.3 million in the three months ended April 2, 2022, as compared to the same period in 2021, as our realized price increases of 8.9% were not enough to overcome a 32.5% volume decrease primarily due to divestitures and lower volumes in Kansas impacted by weather conditions.

Revenue from asphalt increased $0.4 million in the three months ended April 2, 2022, when compared to the same period in 2021. The increase was mainly attributable to higher volumes in Kentucky. Asphalt pricing increased 14.5% in the three months ended April 2, 2022, due to product mix and asphalt mix design. Paving and related service revenue decreased $7.1 million in the three months ended April 2, 2022, primarily due to the items noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 2, 2022 was approximately $(17.6) million and $9.6 million, respectively.

Cement Segment

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Net revenue	$46,225	$40,669	$5,556	13.7%
Operating loss	(13,506)	(10,046)	(3,460)	(34.4)%
Operating margin percentage	(29.2)%	(24.7)%
Adjusted EBITDA (1)	$(5,819)	$2,499	$(8,318)	(332.9)%
Adjusted EBITDA Margin (1)	(12.6)%	6.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $5.6 million primarily due to an average price increase of 10.1% coupled with increased organic cement volumes of 0.3% in the three months ended April 2, 2022. Our Green America Recycling facility, which provides alternative fuel for one of our plants, is now operational; however, the facility was not operational in the first quarter of 2021, after its prolonged shutdown due to an explosion in April 2020.

Operating loss increased $3.5 million during the three months ended April 2, 2022. Adjusted EBITDA decreased $8.3 million and Adjusted EBITDA Margin decreased to (12.6)% from 6.1% in the three months ended April 2, 2022. In the first quarter of 2022, our repair and maintenance costs were also elevated over the comparable prior period. In the first quarter of 2021, we received $1.2 million in insurance proceeds relative to property, plant and equipment that was destroyed in the recycling plant explosion that occurred in April 2020, which was recorded as gain on sale of assets. In addition, we received $4.3 million in business interruption insurance proceeds in the first quarter of 2021, which was recorded as other income.

Operating margin percentage for the three months ended April 2, 2022 decreased to (29.2)% from (24.7)%, from the comparable period a year ago. The decreased operating margin for the three months ended April 2, 2022 was primarily due to increased levels of repair and maintenance costs, as well as the impact of selling more imported tons of cement in 2022 than in 2021. We expect to import cement throughout the duration of 2022 to keep pace with demand. Production levels in the first three months of 2022 were less than the comparable period in 2021.

Gross revenue by product was as follows:

	Three months ended
($ in thousands)	April 2, 2022	April 3, 2021	Variance
Revenue by product*:
Cement	$43,806	$39,703	$4,103	10.3%
Other	2,419	966	1,453	150.4%
Total revenue	$46,225	$40,669	$5,556	13.7%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended April 2, 2022 from the three months ended April 3, 2021 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Cement	0.3%	10.1%

Revenue from cement increased $4.1 million in the three months ended April 2, 2022 due to organic cement pricing gains of 10.1%, supplemented by a volume increase of 0.3%.

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

As of April 2, 2022, we had $287.4 million in cash and cash equivalents and $472.8 million of working capital compared to $381.0 million and $560.5 million, respectively, at January 1, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of April 2, 2022 or January 1, 2022. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $324.6 million as of April 2, 2022, which is net of $20.4 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the first quarter of 2022, we repurchased 1.5 million shares of Class A common stock for $47.5 million. As of April 2, 2022, approximately $202.5 million remained available for share repurchases under the share repurchase program.

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

As of April 2, 2022 and January 1, 2022, our long-term borrowings totaled $1.6 billion for which we incurred $17.7 million of interest expense for the three months ended April 2, 2022, and $21.2 million for the three months ended April 3, 2021. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of April 2, 2022.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for at least the next twelve months. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital. We also plan to divest of certain dilutive businesses as we rationalize our portfolio, which will also generate additional capital. As of April 2, 2022, we reclassified an operating unit in the East region as held for sale. We expect to close on the transaction in the second quarter of 2022.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of April 2, 2022, we were in compliance with all debt covenants. At April 2, 2022 and January 1, 2022, $1.6 billion of total debt was outstanding under our respective debt agreements.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended April 2, 2022 and April 3, 2021:

	Summit Inc.
($ in thousands)	April 2, 2022	April 3, 2021
Net cash provided by (used in):
Operating activities	$(16,713)	$(21,318)
Investing activities	(9,371)	(34,500)
Financing activities	(67,662)	(2,762)

Operating activities

During the three months ended April 2, 2022, cash used in operating activities was $16.7 million primarily as a result of:

•Net loss of $34.8 million, decreased by non-cash expenses, including $54.8 million of depreciation, depletion, amortization and accretion expense and $5.4 million of share-based compensation, offset by the net gain on asset and business disposals of $15.7 million.
•Billed and unbilled accounts receivable decreased by $29.4 million in the first three months of 2022 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels decreased during the second quarter as business activity increased during the quarter.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $31.8 million of interest payments in the three months ended April 2, 2022.

During the three months ended April 3, 2021, cash used in operating activities was $21.3 million primarily as a result of:

•Net loss of $23.2 million, decreased by non-cash expenses, including $59.1 million of depreciation, depletion, amortization and accretion expense and $5.4 million of share-based compensation, offset by the gain on sale of a business and other assets of $16.0 million.
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

Investing activities

During the three months ended April 2, 2022, cash used for investing activities was $9.4 million, of which $57.8 million was invested in capital expenditures, which was partially offset by $47.8 million of proceeds from the sale of a business in the East segment, as well as $1.4 million of proceeds from asset sales.

During the three months ended April 3, 2021, cash used for investing activities was $34.5 million, of which $69.8 million was invested in capital expenditures, which was partially offset by $2.7 million of proceeds from asset sales. Additionally, in February 2021 we received $33.1 million of proceeds from the sale of a business in the East segment.

Financing activities

During the three months ended April 2, 2022, cash used in financing activities was $67.7 million. We made $7.6 million of payments on debt, $11.4 million payments on acquisition-related liabilities and used $47.5 million to repurchase shares of Class A common stock.

During three months ended April 3, 2021, cash used in financing activities was $2.8 million. We received $15.9 million of proceeds from stock option exercises, which was offset by $8.1 million payments on acquisition-related liabilities and $10.2 million of payments on debt.

Cash paid for capital expenditures

We paid cash of approximately $57.8 million in capital expenditures in the three months ended April 2, 2022 compared to $69.8 million in the three months ended April 3, 2021.

We currently estimate that we will invest between $270 million to $290 million inclusive of spend associated with greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, and outside financing arrangements including our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of April 2, 2022, we had accrued $326.5 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $30.81 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended April 2, 2022, and a contractually defined discount rate of 3.17%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $282.2 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of April 2, 2022, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended April 2, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$11,901	$7,366	$(8,431)	$(45,636)	$(34,800)
Interest (income) expense (1)	(3,970)	(3,451)	(4,962)	32,532	20,149
Income tax expense (benefit)	176	(106)	—	(4,813)	(4,743)
Depreciation, depletion and amortization	24,348	17,884	7,498	749	50,479
EBITDA	$32,455	$21,693	$(5,895)	$(17,168)	$31,085
Accretion	227	411	76	—	714
Gain on sale of businesses	—	(14,205)	—	—	(14,205)
Non-cash compensation	—	—	—	5,422	5,422
Other	10	237	—	—	247
Adjusted EBITDA	$32,692	$8,136	$(5,819)	$(11,746)	$23,263

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended April 3, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$17,436	$6,969	$(1,605)	$(46,045)	$(23,245)
Interest (income) expense (1)	(2,032)	(1,720)	(4,045)	31,983	24,186
Income tax expense (benefit)	186	(66)	—	(5,563)	(5,443)
Depreciation, depletion and amortization	24,924	21,474	8,068	1,104	55,570
EBITDA	$40,514	$26,657	$2,418	$(18,521)	$51,068
Accretion	216	469	81	—	766
Gain on sale of business	—	(15,668)	—	—	(15,668)
Non-cash compensation	—	—	—	5,363	5,363
Other	(82)	287	—	—	205
Adjusted EBITDA	$40,648	$11,745	$2,499	$(13,158)	$41,734

Reconciliation of Working Capital	April 2, 2022	January 1, 2022
($ in thousands)
Total current assets	$777,840	$869,610
Less total current liabilities	(305,071)	(309,070)
Working capital	$472,769	$560,540

	Three months ended
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	April 2, 2022	April 3, 2021
($ in thousands)
Operating loss	$(34,295)	$(25,059)
General and administrative expenses	51,924	51,642
Depreciation, depletion, amortization and accretion	51,193	56,336
Gain on sale of property, plant and equipment	(1,255)	(1,769)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$67,567	$81,150
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	17.2%	20.4%
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

Please refer to “Critical Accounting Policies and Estimates” described in “Part II. Item 7. Management’s Discussion and Analysis of our Financial Condition and Results of Operations” of our annual report on Form 10-K filed with the SEC on February 24, 2022, from which there have been no material changes.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of April 2, 2022. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2022, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of April 2, 2022. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2022, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended April 2, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
($ in thousands, except per share amounts)
February 27, 2022 - April 2, 2022	1,506,878	$31.53	1,506,878	$202,488
Total	1,506,878	$31.53	1,506,878	$202,488
(1)On March 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our Class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
(2)The remaining $202.5 million in the table represents the amount available to repurchase shares under our share repurchase program as of April 2, 2022.

All share repurchases were made using available cash.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 5, 2022	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)