Form 10-Q
period 2022-07-02
Summit Materials, Inc.; Summit Materials, LLC
filed 2022-08-04
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
As of August 2, 2022, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,300,041 and 99, respectively.
As of August 2, 2022, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of July 2, 2022, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and six months ended July 2, 2022 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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
•our reliance on private investment in infrastructure, which may be adversely affected by periods of economic stagnation, recession and rising interest rates;
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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of July 2, 2022. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
98.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
1.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$534.4 million term loan facility
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 2, 2022	January 1, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$465,315	$380,961
Accounts receivable, net	327,266	287,226
Costs and estimated earnings in excess of billings	37,813	7,600
Inventories	209,875	180,760
Other current assets	14,393	11,827
Current assets held for sale	1,799	1,236
Total current assets	1,056,461	869,610
Property, plant and equipment, less accumulated depreciation, depletion and amortization (July 2, 2022 - $1,219,120 and January 1, 2022 - $1,266,513)	1,785,844	1,842,908
Goodwill	1,144,282	1,163,750
Intangible assets, less accumulated amortization (July 2, 2022 - $13,824 and January 1, 2022 - $15,269)	68,375	69,396
Deferred tax assets, less valuation allowance (July 2, 2022 - $1,113 and January 1, 2022 - $1,675)	161,942	204,566
Operating lease right-of-use assets	31,407	30,150
Other assets	42,492	58,745
Total assets	$4,290,803	$4,239,125
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	12,846	13,110
Accounts payable	167,643	128,232
Accrued expenses	133,810	147,476
Current operating lease liabilities	6,504	6,497
Billings in excess of costs and estimated earnings	5,805	7,401
Total current liabilities	332,962	309,070
Long-term debt	1,516,705	1,591,019
Acquisition-related liabilities	23,849	33,369
Tax receivable agreement liability	327,501	326,548
Noncurrent operating lease liabilities	30,186	28,880
Other noncurrent liabilities	118,798	127,027
Total liabilities	2,350,001	2,415,913
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,114,612 and 118,705,108 shares issued and outstanding as of July 2, 2022 and January 1, 2022, respectively	1,182	1,188
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of July 2, 2022 and January 1, 2022	—	—
Additional paid-in capital	1,336,375	1,326,340
Accumulated earnings	587,283	478,956
Accumulated other comprehensive income	4,193	7,083
Stockholders’ equity	1,929,033	1,813,567
Noncontrolling interest in Summit Holdings	11,769	9,645
Total stockholders’ equity	1,940,802	1,823,212
Total liabilities and stockholders’ equity	$4,290,803	$4,239,125

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue:
Product	$542,939	$527,800	$898,608	$882,034
Service	88,979	90,730	125,805	134,977
Net revenue	631,918	618,530	1,024,413	1,017,011
Delivery and subcontract revenue	54,636	49,387	83,088	78,750
Total revenue	686,554	667,917	1,107,501	1,095,761
Cost of revenue (excluding items shown separately below):
Product	360,356	346,697	650,701	623,831
Service	69,213	71,632	103,796	111,829
Net cost of revenue	429,569	418,329	754,497	735,660
Delivery and subcontract cost	54,636	49,387	83,088	78,750
Total cost of revenue	484,205	467,716	837,585	814,410
General and administrative expenses	47,651	47,448	99,575	99,090
Depreciation, depletion, amortization and accretion	47,157	58,233	98,350	114,569
Gain on sale of property, plant and equipment	(3,695)	(1,403)	(4,950)	(3,172)
Operating income	111,236	95,923	76,941	70,864
Interest expense	20,599	24,216	40,748	48,402
Tax receivable agreement expense	954	—	954	—
(Gain) loss on sale of businesses	(156,053)	236	(170,258)	(15,432)
Other income, net	(977)	(4,695)	(1,673)	(9,584)
Income from operations before taxes	246,713	76,166	207,170	47,478
Income tax expense	53,947	18,408	49,204	12,965
Net income	192,766	57,758	157,966	34,513
Net income attributable to Summit Holdings	2,653	1,099	2,145	371
Net income attributable to Summit Inc.	$190,113	$56,659	$155,821	$34,142
Earnings per share of Class A common stock:
Basic	$1.61	$0.48	$1.31	$0.29
Diluted	$1.60	$0.48	$1.31	$0.29
Weighted average shares of Class A common stock:
Basic	118,242,880	117,637,036	118,590,173	116,650,881
Diluted	118,681,507	118,585,398	119,394,954	117,832,026

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$192,766	$57,758	$157,966	$34,513
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,610)	2,632	(3,866)	4,758
Less tax effect of other comprehensive income (loss) items	1,353	(553)	934	(999)
Other comprehensive (loss) income	(4,257)	2,079	(2,932)	3,759
Comprehensive income	188,509	59,837	155,034	38,272
Less comprehensive income attributable to Summit Holdings	2,592	1,150	2,103	467
Comprehensive income attributable to Summit Inc.	$185,917	$58,687	$152,931	$37,805

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$157,966	$34,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	107,511	118,430
Share-based compensation expense	10,156	10,190
Net gain on asset and business disposals	(174,902)	(18,390)
Change in deferred tax asset, net	44,160	2,743
Other	(357)	92
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(57,797)	(60,829)
Inventories	(58,092)	(14,606)
Costs and estimated earnings in excess of billings	(36,165)	(21,475)
Other current assets	(2,130)	(3,925)
Other assets	(593)	4,927
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	39,602	26,858
Accrued expenses	(11,108)	(4,496)
Billings in excess of costs and estimated earnings	(737)	(2,031)
Tax receivable agreement liability	954	7,132
Other liabilities	(2,214)	(4,482)
Net cash provided by operating activities	16,254	74,651
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,933)	(7,271)
Purchases of property, plant and equipment	(129,580)	(132,723)
Proceeds from the sale of property, plant and equipment	5,427	6,806
Proceeds from sale of businesses	341,741	103,649
Other	(1,098)	(27)
Net cash provided by (used in) investing activities	214,557	(29,566)
Cash flows from financing activities:
Payments on debt	(86,821)	(17,433)
Payments on acquisition-related liabilities	(11,577)	(8,378)
Distributions from partnership	(25)	—
Repurchases of common stock	(47,509)	—
Proceeds from stock option exercises	123	31,766
Other	(187)	(417)
Net cash (used in) provided by financing activities	(145,996)	5,538
Impact of foreign currency on cash	(461)	293
Net increase in cash	84,354	50,916
Cash and cash equivalents—beginning of period	380,961	418,181
Cash and cash equivalents—end of period	$465,315	$469,097

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net loss	(34,292)	—	—	—	—	—	—	(508)	(34,800)
Other comprehensive income, net of tax	—	1,306	—	—	—	—	—	19	1,325
Stock option exercises	—	—	1,589	—	—	—	27	—	27
Share-based compensation	—	—	—	—	—	—	5,422	—	5,422
Repurchases of common stock	(47,494)	—	(1,506,878)	(15)	—	—	(121)	121	(47,509)
Shares redeemed to settle taxes and other	—	—	842,029	8	—	—	(1,120)	(68)	(1,180)
Balance — April 2, 2022	$397,170	$8,389	118,041,848	$1,181	99	$—	$1,330,548	$9,209	$1,746,497
Net income	190,113	—	—	—	—	—	—	2,653	192,766
Other comprehensive loss, net of tax	—	(4,196)	—	—	—	—	—	(61)	(4,257)
Stock option exercises	—	—	4,929	—	—	—	96	—	96
Share-based compensation	—	—	—	—	—	—	4,734	—	4,734
Distributions from partnership	—	—	—	—	—	—	—	(25)	(25)
Shares redeemed to settle taxes and other	—	—	67,835	1	—	—	997	(7)	991
Balance - July 2, 2022	$587,283	$4,193	118,114,612	$1,182	99	$—	$1,336,375	$11,769	$1,940,802

Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net loss	(22,517)	—	—	—	—	—	—	(728)	(23,245)
LP Unit exchanges	—	—	711,794	7	—	—	4,744	(4,751)	—
Other comprehensive income, net of tax	—	1,635	—	—	—	—	—	45	1,680
Stock option exercises	—	—	863,338	9	—	—	15,911	—	15,920
Share-based compensation	—	—	—	—	—	—	5,363	—	5,363
Shares redeemed to settle taxes and other	—	—	678,605	6	—	—	(1,432)	—	(1,426)
Balance — April 3, 2021	$304,255	$6,838	116,644,332	$1,167	99	$—	$1,289,267	$13,033	$1,614,560
Net income	56,659	—	—	—	—	—	—	1,099	57,758
LP Unit exchanges	—	—	445,540	4	—	—	3,631	(3,635)	—
Other comprehensive income, net of tax	—	2,028	—	—	—	—	—	51	2,079
Stock option exercises	—	—	847,480	8	—	—	15,837	—	15,845
Share-based compensation	—	—	—	—	—	—	4,827	—	4,827
Shares redeemed to settle taxes and other	—	—	18,536	1	—	—	(148)	—	(147)
Balance — July 3, 2021	$360,914	$8,866	117,955,888	$1,180	99	$—	$1,313,414	$10,548	$1,694,922

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of July 2, 2022, the results of operations for the three and six months ended July 2, 2022 and July 3, 2021 and cash flows for the six months ended July 2, 2022 and July 3, 2021.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended July 2, 2022 or July 3, 2021.

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

Prior Period Reclassifications - We reclassified $1.2 million of other current assets to current assets held for sale for the year ended January 1, 2022 to be consistent with the current year presentation.

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

The following table summarizes the Company’s acquisitions by region and period:

	Six months ended	Year ended
	July 2, 2022	January 1, 2022
West	—	—
East	1	3

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the six months ended July 2, 2022, as well as the acquisitions completed during 2021 that occurred after July 3,

2021, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Year ended
	July 2, 2022	January 1, 2022
Financial assets	$—	$—
Inventories	16	2,406
Property, plant and equipment	1,688	19,668
Intangible assets	—	702
Other assets	272	98
Financial liabilities	—	(1,742)
Other long-term liabilities	(43)	(470)
Net assets acquired	1,933	20,662
Goodwill	—	—
Purchase price	1,933	20,662
Acquisition-related liabilities	—	(1,149)
Other	—	—
Net cash paid for acquisitions	$1,933	$19,513

Changes in the carrying amount of goodwill, by reportable segment, from January 1, 2022 to July 2, 2022 are summarized as follows:

	West	East	Cement	Total
Balance—January 1, 2022	$570,509	$388,585	$204,656	$1,163,750
Dispositions (1)	—	(18,095)	—	(18,095)
Foreign currency translation adjustments	(1,373)	—	—	(1,373)
Balance—July 2, 2022	$569,136	$370,490	$204,656	$1,144,282
_______________________________________________________________________
(1) Reflects goodwill derecognition from dispositions completed during the six months ended July 2, 2022.

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

	July 2, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$36,036	$(3,361)	$32,675	$33,671	$(2,467)	$31,204
Mineral leases	15,463	(6,317)	9,146	19,927	(8,922)	11,005
Reserve rights	25,586	(3,741)	21,845	25,586	(3,329)	22,257
Other	5,114	(405)	4,709	5,481	(551)	4,930
Total intangible assets	$82,199	$(13,824)	$68,375	$84,665	$(15,269)	$69,396

Amortization expense totaled $0.8 million and $1.8 million for the three and six months ended July 2, 2022, respectively, and $0.9 million and $1.8 million for the three and six months ended July 3, 2021, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to July 2, 2022 is as follows:

2022 (six months)	$1,924
2023	3,856
2024	3,829
2025	3,785
2026	3,736
2027	3,724
Thereafter	47,521
Total	$68,375

In the six months ended July 2, 2022, as part of the Company's strategy to rationalize assets, the Company sold two business in the East segment, resulting in cash proceeds of $341.7 million and a total gain on disposition of $170.3 million.

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

Revenue by product for the three and six months ended July 2, 2022 and July 3, 2021 is as follows:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue by product*:
Aggregates	$161,480	$153,496	$284,873	$270,884
Cement	86,815	82,169	129,369	120,308
Ready-mix concrete	183,357	183,861	340,920	342,094
Asphalt	94,141	93,935	111,279	122,310
Paving and related services	98,610	102,080	129,220	145,295
Other	62,151	52,376	111,840	94,870
Total revenue	$686,554	$667,917	$1,107,501	$1,095,761
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of July 2, 2022 and January 1, 2022:

	July 2, 2022	January 1, 2022
Trade accounts receivable	$273,995	$230,714
Construction contract receivables	46,179	47,054
Retention receivables	11,216	13,094
Receivables from related parties	—	292
Accounts receivable	331,390	291,154
Less: Allowance for doubtful accounts	(4,124)	(3,928)
Accounts receivable, net	$327,266	$287,226

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of July 2, 2022 and January 1, 2022:

	July 2, 2022	January 1, 2022
Aggregate stockpiles	$139,040	$130,640
Finished goods	40,833	22,690
Work in process	9,252	8,277
Raw materials	20,750	19,153
Total	$209,875	$180,760

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 2, 2022 and January 1, 2022:

	July 2, 2022	January 1, 2022
Interest	$23,163	$22,762
Payroll and benefits	31,592	38,894
Finance lease obligations	10,918	17,624
Insurance	21,368	20,480
Non-income taxes	21,344	19,409
Deferred asset purchase payments	3,856	4,912
Professional fees	687	1,524
Other (1)	20,882	21,871
Total	$133,810	$147,476
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of July 2, 2022 and January 1, 2022:

	July 2, 2022	January 1, 2022
Term Loan, due 2024:
$534.4 million and $610.0 million, net of $0.5 million and $0.7 million discount at July 2, 2022 and January 1, 2022, respectively	$533,859	$609,298
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,533,859	1,609,298
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,527,505	$1,602,944

The contractual payments of long-term debt, including current maturities, for the five years subsequent to July 2, 2022, are as follows:

2022 (six months)	$3,177
2023	6,354
2024	524,876
2025	—
2026	—
2027	300,000
Thereafter	700,000
Total	1,534,407
Less: Original issue net discount	(548)
Less: Capitalized loan costs	(10,800)
Total debt	$1,523,059

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

As of July 2, 2022 and January 1, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2018 payment. The interest rate on the term loan is a variable rate, it was 3.67% as of July 2, 2022. During the second quarter of 2022, the Company repaid $72.4 million of its term loan under provisions related to divestitures of businesses. Should the Company consummate additional divestitures during the remainder of the year, additional prepayments of the term loan may be required. The unpaid principal balance is due in full on the maturity date, which is November 21, 2024.

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

There were no outstanding borrowings under the revolving credit facility as of July 2, 2022 and January 1, 2022, with borrowing capacity of $324.6 million remaining as of July 2, 2022, which is net of $20.4 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of July 2, 2022 and January 1, 2022, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the six months ended July 2, 2022 and July 3, 2021:

Deferred financing fees
Balance—January 1, 2022	$13,049
Amortization	(1,384)
Balance—July 2, 2022	$11,665

Balance—January 2, 2021	$18,367
Amortization	(1,673)
Balance—July 3, 2021	$16,694

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of July 2, 2022 or January 1, 2022, which may be terminated upon demand.

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

Our income tax expense was $53.9 million and $49.2 million in the three and six months ended July 2, 2022, respectively, and our income tax expense was $18.4 million and $13.0 million in the three and six months ended July 3, 2021, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of July 2, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.7 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and six months ended July 2, 2022 and July 3, 2021.

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

In the six months ended July 2, 2022, there were no LP Units acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of July 2, 2022 and January 1, 2022, we had recorded $327.5 million and $326.5 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. Summit Holdings did not make any tax distributions in the six months ended July 2, 2022 and July 3, 2021.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income attributable to Summit Inc.	$190,113	$56,659	$155,821	$34,142

Weighted average shares of Class A stock outstanding	118,099,059	117,436,461	118,438,200	116,423,833
Add: Nonvested restricted stock awards of retirement eligible shares	143,821	200,575	151,973	227,048
Weighted average shares outstanding	118,242,880	117,637,036	118,590,173	116,650,881
Basic earnings per share	$1.61	$0.48	$1.31	$0.29

Diluted net income attributable to Summit Inc.	$190,113	$56,659	$155,821	$34,142

Weighted average shares outstanding	118,242,880	117,436,461	118,590,173	116,423,833
Add: stock options	76,161	270,392	101,094	379,129
Add: warrants	10,413	15,270	12,844	18,539
Add: restricted stock units	257,454	681,927	533,242	838,672
Add: performance stock units	94,599	181,348	157,601	171,853
Weighted average dilutive shares outstanding	118,681,507	118,585,398	119,394,954	117,832,026
Diluted earnings per share	$1.60	$0.48	$1.31	$0.29

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Antidilutive shares:
LP Units	1,314,006	1,885,789	1,314,006	2,249,499

9.STOCKHOLDERS’ EQUITY

During 2021, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. During the six months ended July 2, 2022, we repurchased 1.5 million shares of Class A common stock for $47.5 million. These shares were retired upon purchase.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 1, 2022	118,705,108	1,314,006	120,019,114	98.9%
Stock option exercises	6,518	—	6,518
Repurchases of common stock	(1,506,878)	—	(1,506,878)
Other equity transactions	909,864	—	909,864
Balance — July 2, 2022	118,114,612	1,314,006	119,428,618	98.9%

Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	1,157,334	(1,157,334)	—
Stock option exercises	1,710,818	—	1,710,818
Other equity transactions	697,141	—	697,141
Balance — July 3, 2021	117,955,888	1,715,836	119,671,724	98.6%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.1% and 1.1% as of July 2, 2022 and January 1, 2022, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — January 1, 2022	$1,508	$5,575	$7,083
Foreign currency translation adjustment, net of tax	—	(2,890)	(2,890)
Balance — July 2, 2022	$1,508	$2,685	$4,193

Balance — January 2, 2021	$533	$4,670	$5,203
Foreign currency translation adjustment, net of tax	—	3,663	3,663
Balance — July 3, 2021	$533	$8,333	$8,866

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	July 2, 2022	July 3, 2021
Cash payments:
Interest	$36,115	$41,023
Payments for income taxes, net	8,503	5,579
Operating cash payments on operating leases	4,652	2,482
Operating cash payments on finance leases	646	563
Finance cash payments on finance leases	11,297	4,219
Non cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$9,312	$2,348
Right of use assets obtained in exchange for finance leases obligations	258	—
Exchange of LP Units to shares of Class A common stock	—	33,981

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

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$2,271	$1,693	$4,783	$3,420
Variable lease cost	42	101	155	173
Short-term lease cost	10,933	10,843	19,181	18,144
Financing lease cost:
Amortization of right-of-use assets	1,377	2,617	3,363	5,667
Interest on lease liabilities	271	557	640	1,214
Total lease cost	$14,894	$15,811	$28,122	$28,618

			July 2, 2022	January 1, 2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$31,407	$30,150

Current operating lease liabilities			$6,504	$6,497
Noncurrent operating lease liabilities			30,186	28,880
Total operating lease liabilities			$36,690	$35,377
Finance leases:
Property and equipment, gross			$53,760	$68,982
Less accumulated depreciation			(28,355)	(31,404)
Property and equipment, net			$25,405	$37,578

Current finance lease liabilities			$10,918	$17,624
Long-term finance lease liabilities			9,127	14,982
Total finance lease liabilities			$20,045	$32,606

Weighted average remaining lease term (years):
Operating leases			9.8	9.7
Finance lease			2.7	2.3

Weighted average discount rate:
Operating leases			4.3%	4.4%
Finance leases			5.1%	5.2%

Maturities of lease liabilities, as of July 2, 2022, were as follows:
			Operating Leases	Finance Leases
2022 (six months)			$3,985	$6,219
2023			7,106	7,493
2024			5,922	2,936
2025			4,194	2,415
2026			3,309	980
2027			2,615	750
Thereafter			18,711	1,083
Total lease payments			45,842	21,876
Less imputed interest			(9,152)	(1,831)
Present value of lease payments			$36,690	$20,045

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of July 2, 2022 and January 1, 2022, $36.7 million and $37.7 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.7 million and $7.4 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of July 2, 2022 and January 1, 2022 were $110.7 million and $112.4 million, respectively.

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

The fair value of contingent consideration as of July 2, 2022 and January 1, 2022 was:

	July 2, 2022	January 1, 2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$133	$129
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,162	$1,239

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of July 2, 2022 and July 3, 2021.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of July 2, 2022 and January 1, 2022 was:

	July 2, 2022		January 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,431,985	$1,533,859	$1,653,085	$1,609,298
Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,713	12,713	12,981	12,981
Long term portion of deferred consideration and noncompete obligations(3)	22,687	22,687	32,130	32,130
(1)$6.4 million was included in current portion of debt as of July 2, 2022 and January 1, 2022.
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
The following tables display selected financial data for the Company’s reportable business segments as of July 2, 2022 and January 1, 2022 and for the three and six months ended July 2, 2022 and July 3, 2021:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue*:
West	$383,750	$337,968	$635,982	$589,101
East	209,153	244,127	331,643	380,169
Cement	93,651	85,822	139,876	126,491
Total revenue	$686,554	$667,917	$1,107,501	$1,095,761
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income from operations before taxes	$246,713	$76,166	$207,170	$47,478
Interest expense	20,599	24,216	40,748	48,402
Depreciation, depletion and amortization	46,455	57,523	96,934	113,093
Accretion	702	710	1,416	1,476
Tax receivable agreement expense	954	—	954	—
(Gain) loss on sale of businesses	(156,053)	236	(170,258)	(15,432)
Non-cash compensation	4,734	4,827	10,156	10,190
Other	(70)	114	177	319
Total Adjusted EBITDA	$164,034	$163,792	$187,297	$205,526

Total Adjusted EBITDA by Segment:
West	$84,644	$78,771	$117,336	$119,419
East	46,694	57,284	54,830	69,029
Cement	43,241	39,422	37,422	41,921
Corporate and other	(10,545)	(11,685)	(22,291)	(24,843)
Total Adjusted EBITDA	$164,034	$163,792	$187,297	$205,526

	Six months ended
	July 2, 2022	July 3, 2021
Purchases of property, plant and equipment
West	$58,137	$66,545
East	45,910	55,991
Cement	19,875	9,762
Total reportable segments	123,922	132,298
Corporate and other	5,658	425
Total purchases of property, plant and equipment	$129,580	$132,723

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Depreciation, depletion, amortization and accretion:
West	$22,012	$25,351	$46,587	$50,491
East	14,915	21,554	33,210	43,497
Cement	9,460	10,227	17,034	18,376
Total reportable segments	46,387	57,132	96,831	112,364
Corporate and other	770	1,101	1,519	2,205
Total depreciation, depletion, amortization and accretion	$47,157	$58,233	$98,350	$114,569

	July 2, 2022	January 1, 2022
Total assets:
West	$1,607,636	$1,512,298
East	1,163,937	1,292,638
Cement	887,916	844,086
Total reportable segments	3,659,489	3,649,022
Corporate and other	631,314	590,103
Total	$4,290,803	$4,239,125

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

We are organized into 10 operating companies that make up our three distinct operating segments: West, East and Cement, which are also our reporting segments. We operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 20 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint.

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we continue to see positive indicators for highway obligations. While rising interest rates and inflation have not yet impacted housing starts in our major markets, we are monitoring that activity closely. Rising interest rates and inflation may also impact our non-residential construction activity in the future.

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

In 2021, approximately 64% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. Funding for public infrastructure projects is expected to remain a high priority.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 15%, 12% and 9%, respectively, of our total revenue in 2021. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) updated its fiscal year 2022 lettings estimate to $10.8 billion up from $8.4 billion in fiscal year 2021 and $7.5 billion in fiscal year 2020. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

•The state of Utah anticipates transportation funding of approximately $2.7 billion in fiscal year 2023.

•The state of Kansas anticipates approximately $2.1 billion for fiscal year 2023 for transportation funding.

•The state of Missouri anticipates transportation funding of approximately $3.5 billion in fiscal year 2023.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and six months ended July 2, 2022 as compared to the three and six months ended July 3, 2021, and certain other highlights include:

•Net revenue increased $13.4 million and $7.4 million in the three and six months ended July 2, 2022, respectively, primarily resulting from increases in average sales prices more than offsetting decreases due to divestitures completed in 2022 and 2021.
•Our operating income increased $15.3 million and $6.1 million in the three and six months ended July 2, 2022, respectively, as our increases in average sales prices exceeded inflationary impacts on our expenses, mitigated by a $11.1 million and $16.2 million decrease, respectively, in depreciation, depletion, amortization and accretion expenses resulting from our divestitures.
•In the three and six months ended July 2, 2022, average sales price increased 4.7% and 4.7% in aggregates, 7.5% and 8.3% in cement, 9.7% and 8.6% in ready-mix concrete and 18.9% and 17.4% in asphalt, respectively.
•In the three and six months ended July 2, 2022, sales volume decreased 1.6% and 1.2% in aggregates, 0.4% and 0.2% in cement, 9.1% and 8.3% in ready-mix concrete and 15.2% and 22.1% in asphalt, respectively.
•In the six months ended July 2, 2022, the Company sold two businesses in the East segment, resulting in cash proceeds of $341.7 million and a total gain on disposition of $170.3 million. We used $72.4 million of proceeds to pay down our term loan during the three months ended July 2, 2022.
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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended July 2, 2022 and July 3, 2021.

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
($ in thousands)
Net revenue	$631,918	$618,530	$1,024,413	$1,017,011
Delivery and subcontract revenue	54,636	49,387	83,088	78,750
Total revenue	686,554	667,917	1,107,501	1,095,761
Cost of revenue (excluding items shown separately below)	484,205	467,716	837,585	814,410
General and administrative expenses	47,651	47,448	99,575	99,090
Depreciation, depletion, amortization and accretion	47,157	58,233	98,350	114,569
Gain on sale of property, plant and equipment	(3,695)	(1,403)	(4,950)	(3,172)
Operating income	111,236	95,923	76,941	70,864
Interest expense	20,599	24,216	40,748	48,402
Tax receivable agreement expense	954	—	954	—
(Gain) loss on sale of businesses	(156,053)	236	(170,258)	(15,432)
Other income, net	(977)	(4,695)	(1,673)	(9,584)
Income from operations before taxes	246,713	76,166	207,170	47,478
Income tax expense	53,947	18,408	49,204	12,965
Net income	$192,766	$57,758	$157,966	$34,513

Three and six months ended July 2, 2022 compared to the three and six months ended July 3, 2021

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Net revenue	$631,918	$618,530	$13,388	2.2%	$1,024,413	$1,017,011	$7,402	0.7%
Operating income	111,236	95,923	15,313	16.0%	76,941	70,864	6,077	8.6%
Operating margin percentage	17.6%	15.5%			7.5%	7.0%
Adjusted EBITDA (1)	$164,034	$163,792	$242	0.1%	$187,297	$205,526	$(18,229)	(8.9)%
Adjusted EBITDA Margin (1)	26.0%	26.5%			18.3%	20.2%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $13.4 million in the three months ended July 2, 2022, due to increases in our average sales price and as well as organic revenue increases in the West and Cement segments, more than offsetting decreases due to divestitures in the East segment. Of the increase in net revenue, $12.6 million was from increased sales of materials and $2.5 million was from increased sales of products, partially offset by $1.8 million from decreased service revenue. We experienced organic volume decline of 2.3%, 0.4%, 9.1% and 15.2% in our aggregates, cement, ready-mix concrete and asphalt lines of business, respectively. The decline in organic asphalt volumes was primarily due to a divestiture of a paving business in our West segment which occurred in the second quarter of 2021. We achieved organic price growth across all lines of business during the second quarter of 2022. Additional detail about the impact of acquisitions and divestitures on each segment is presented below where material.

Net revenue increased $7.4 million in the six months ended July 2, 2022, primarily resulting from organic price increases across all lines of business, partially offset by organic volume decline in our ready-mix concrete and asphalt operations due to our divestiture program. Of the increase in net revenue, $23.1 million was from increased sales of materials, partially offset by $6.5 million from decreased sales of products and $9.2 million from decreased service revenue. Our organic volumes declined 2.1%, 0.2%, 8.3% and 22.1% in aggregates, cement, ready-mix concrete and asphalt, respectively. The organic volume decreases for ready-mix and asphalt were primarily attributable to our divestiture program. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 4.8%, 8.3%, 8.6% and 17.4%, respectively, during the first six months of 2022.

Operating income increased by $15.3 million in the second quarter of 2022 as compared to the second quarter of 2021, primarily as our net revenue gains and decreases in depletion, amortization and accretion expenses outpaced increases in our cost of revenue. Our depreciation, depletion, amortization and accretion expense decreased by $11.1 million over the prior year amount primarily due to divestitures.

Operating income increased by $6.1 million in the first six months of 2022 as compared to the first six months of 2021, primarily due to increases in average sales prices that exceeded increases in our cost structure. Additionally, we had a decrease of $16.2 million in depreciation, depletion, amortization and accretion expense primarily due to our divestiture program.

Our operating margin percentage for the three and six months ended July 2, 2022 increased from 15.5% to 17.6% and from 7.0% to 7.5%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $0.2 million and decreased $18.2 million in the three and six months ended July 2, 2022, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Revenue by product*:
Aggregates	$200,535	$194,595	$5,940	3.1%	$349,961	$338,389	$11,572	3.4%
Cement	90,689	84,673	6,016	7.1%	134,495	124,376	10,119	8.1%
Ready-mix concrete	183,425	183,936	(511)	(0.3)%	341,027	342,272	(1,245)	(0.4)%
Asphalt	98,001	100,626	(2,625)	(2.6)%	115,502	131,851	(16,349)	(12.4)%
Paving and related services	168,689	175,898	(7,209)	(4.1)%	209,026	237,706	(28,680)	(12.1)%
Other	(54,785)	(71,811)	17,026	23.7%	(42,510)	(78,833)	36,323	46.1%
Total revenue	$686,554	$667,917	$18,637	2.8%	$1,107,501	$1,095,761	$11,740	1.1%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and six months ended July 2, 2022 and July 3, 2021 were as follows:

	Three months ended
	July 2, 2022		July 3, 2021
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	16,820	$11.92	17,091	$11.39	(1.6)%	4.7%
Cement	705	128.57	708	119.64	(0.4)%	7.5%
Ready-mix concrete	1,394	131.63	1,534	119.94	(9.1)%	9.7%
Asphalt	1,321	71.16	1,557	59.87	(15.2)%	18.9%

	Six months ended
	July 2, 2022		July 3, 2021
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	30,223	$11.58	30,600	$11.06	(1.2)%	4.7%
Cement	1,046	128.52	1,048	118.68	(0.2)%	8.3%
Ready-mix concrete	2,635	129.45	2,872	119.18	(8.3)%	8.6%
Asphalt	1,582	70.33	2,031	59.91	(22.1)%	17.4%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $5.9 million and $11.6 million in the three and six months ended July 2, 2022, respectively. In the first six months of 2022, we had solid increases in organic aggregate volumes in most of our markets, which were offset by volume decreases in certain markets due to divestitures in 2022 and 2021. Organic aggregate volumes decreased 2.1% in the first six months of 2022 as compared to the same period a year ago, primarily due to divestitures in our East segment and unfavorable weather conditions in Kansas and Missouri, partially offset by increases in our Virginia, Georgia, Texas and British Columbia markets. Aggregate average sales price of $11.58 per ton increased 4.7% in the first six months of 2022 as compared to the first six months of 2021, due to our focus on increasing prices in the current inflationary environment. We have continued, and expect to continue increasing prices to stay ahead of inflationary pressures.

Revenue from cement increased $6.0 million and $10.1 million in the three and six months ended July 2, 2022, respectively. In the three and six months ended July 2, 2022, organic cement volumes decreased 0.4% and 0.2%, respectively, and organic cement average sales prices increased 7.5% and 8.3%, respectively, as compared to the same period in the prior year.

Revenue from ready-mix concrete decreased $0.5 million and $1.2 million in the three and six months ended July 2, 2022, respectively. In the three and six months ended July 2, 2022, our ready-mix volumes decreased 9.1% and 8.3%, respectively, and our average sales prices increased 9.7% and 8.6%, respectively. The volume decrease in the three and six months ended July 2, 2022 occurred primarily in our Intermountain West and North Texas markets while our price increase was primarily in the Intermountain West and South Texas markets.

Revenue from asphalt decreased $2.6 million and $16.3 million in the three and six months ended July 2, 2022, respectively, primarily due to the divestiture of our paving business in Texas in May 2021. In the first six months of 2022, organic pricing increased 17.4%, with strong pricing gains in the Virginia, North Texas and Intermountain West geographies. In the first six months of 2022, organic volumes decreased 22.1% mainly due to the divestiture noted above.

Other Financial Information

Interest expense

In September 2021, we redeemed all $300.0 million 5.125% Senior Notes due 2025 using existing cash on hand. As a result, interest expense in the first half of 2022 is less than it was in the first half of 2021.

Gain (Loss) on Sale of businesses

We continue to make progress on our strategy to divest certain businesses through portfolio optimization. In the first six months of 2022, we sold two businesses in the East segment, resulting in cash proceeds of $341.7 million and a net gain on disposition of $170.3 million. In the first six months of 2021, we sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a net gain on disposition of $15.4 million.

Income Tax Expense

Our income tax expense was $53.9 million and $49.2 million in the three and six months ended July 2, 2022, respectively, and our income tax expense was $18.4 million and $13.0 million in the three and six months ended July 3, 2021, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of July 2, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.7 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Net revenue	$352,510	$313,617	$38,893	12.4%	$588,512	$548,361	$40,151	7.3%
Operating income	62,580	53,209	9,371	17.6%	70,572	68,266	2,306	3.4%
Operating margin percentage	17.8%	17.0%			12.0%	12.4%
Adjusted EBITDA (1)	$84,644	$78,771	$5,873	7.5%	$117,336	$119,419	$(2,083)	(1.7)%
Adjusted EBITDA Margin (1)	24.0%	25.1%			19.9%	21.8%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $38.9 million for the three months ended July 2, 2022, due to net revenue increases across all lines of business. Net revenue in the West segment increased $40.2 million in the six months ended July 2, 2022, as increases in net revenues in aggregates and ready-mix concrete outpaced a decrease in asphalt and paving revenues. Organic aggregate volumes increased 5.7% in the first six months of 2022 as compared to the first six months of 2021, and organic aggregates average sales prices increased 4.0%, primarily due to strong demand in our Texas and Vancouver, Canada geographies. Organic ready-mix concrete volumes decreased 0.6% and our organic ready-mix concrete average sales prices increased 9.2% in the first half of 2022. Organic ready-mix volumes were strong in 2022 in South Texas which were offset by slightly lower volumes in the Intermountain West region, which were impacted by availability of cement. Although residential construction activity remains strong, particularly in the Houston and Salt Lake City areas, two of our largest metro areas where we operate, we believe home builders in those markets are beginning to phase new builds in anticipation of a slowdown. We continue to monitor that activity given recent increases in mortgage rates and other inflationary concerns that is expected to impact residential markets.

The West segment’s operating income increased $9.4 million and $2.3 million in the three and six months ended July 2, 2022, respectively. Adjusted EBITDA increased $5.9 million and decreased $2.1 million and Adjusted EBITDA Margin decreased to 24.0% from 25.1% and to 19.9% from 21.8% in the three and six months ended July 2, 2022, respectively. The increases in operating income and Adjusted EBITDA for the second quarter of 2022 occurred primarily due to higher aggregate volumes and increases in average sales prices for both aggregates and ready-mix concrete. The operating margin percentage in the West segment decreased in the six months ended July 2, 2022 due to the aggregate product mix in Texas as well as the other factors noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Revenue by product*:
Aggregates	$97,772	$87,485	$10,287	11.8%	$175,554	$159,623	$15,931	10.0%
Ready-mix concrete	156,693	141,501	15,192	10.7%	291,284	268,487	22,797	8.5%
Asphalt	65,906	59,464	6,442	10.8%	79,506	87,152	(7,646)	(8.8)%
Paving and related services	116,365	103,768	12,597	12.1%	148,868	150,657	(1,789)	(1.2)%
Other	(52,986)	(54,250)	1,264	2.3%	(59,230)	(76,818)	17,588	22.9%
Total revenue	$383,750	$337,968	$45,782	13.5%	$635,982	$589,101	$46,881	8.0%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and six months ended July 2, 2022 from the three and six months ended July 3, 2021 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	7.3%	4.2%	5.7%	4.0%
Ready-mix concrete	(0.3)%	11.2%	(0.6)%	9.2%
Asphalt	(5.0)%	19.2%	(18.8)%	17.7%

Revenue from aggregates in the West segment increased $10.3 million and $15.9 million in the three and six months ended July 2, 2022, respectively, due to an increase in aggregates sales volumes and prices. In the three and six months ended July 2, 2022, aggregate volumes increased 7.3% and 5.7%, respectively, primarily due to strong volumes in Texas as well as in the British Columbia markets. Aggregates pricing for the three and six months ended July 2, 2022 increased 4.2% and 4.0% when compared to the same period in 2021 as we implemented price increases in all our markets.

Revenue from ready-mix concrete in the West segment increased $15.2 million and $22.8 million in the three and six months ended July 2, 2022, respectively. For the three and six months ended July 2, 2022, organic ready-mix concrete prices increased 11.2% and 9.2%, respectively. For the three and six months ended July 2, 2022, our ready-mix concrete organic volumes decreased 0.3% and 0.6% as strong volume increases in South Texas were offset by declines in the Intermountain West and North Texas geographies.

In May 2021, we divested our paving business in South Texas, which reduced our volumes and revenues subsequent to the closing date. Revenue from asphalt in the West segment increased $6.4 million and decreased $7.6 million in the three and six months ended July 2, 2022, respectively. For the three and six months ended July 2, 2022, asphalt volumes decreased 5.0% and 18.8%, respectively. Average sales prices for asphalt increased 19.2% and 17.7% in the three and six months ended July 2, 2022, respectively. Revenue for paving and related services in the West segment increased by $12.6 million and decreased $1.8 million in the three and six months ended July 2, 2022, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 2, 2022 was approximately $(6.8) million and $37.9 million, respectively.

East Segment

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Net revenue	$185,757	$219,091	$(33,334)	(15.2)%	$296,025	$342,159	$(46,134)	(13.5)%
Operating income	31,625	34,605	(2,980)	(8.6)%	20,898	24,231	(3,333)	(13.8)%
Operating margin percentage	17.0%	15.8%			7.1%	7.1%
Adjusted EBITDA (1)	$46,694	$57,284	$(10,590)	(18.5)%	$54,830	$69,029	$(14,199)	(20.6)%
Adjusted EBITDA Margin (1)	25.1%	26.1%			18.5%	20.2%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment decreased $33.3 million and $46.1 million in the three and six months ended July 2, 2022, respectively, as compared to the same period a year ago, primarily due to one divestiture in late January 2022 and a second divestiture in May 2022. Operating income decreased $3.0 million and $3.3 million in the three and six months ended July 2, 2022, respectively, as inflationary increases in our cost of revenue exceeded our increases in average sales prices. Adjusted EBITDA decreased $10.6 million and $14.2 million in the three and six months ended July 2, 2022, respectively, primarily due to the divestitures noted above. Adjusted EBITDA Margin decreased to 25.1% from 26.1% and to 18.5% from 20.2% in the three and six months ended July 2, 2022, respectively, as compared to the same period a year ago.

Operating margin percentage for the three and six months ended July 2, 2022 increased to 17.0% from 15.8% and remained flat at 7.1%, respectively, from the comparable period a year ago, due to the items noted above.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Revenue by product*:
Aggregates	$102,763	$107,110	$(4,347)	(4.1)%	$174,407	$178,766	$(4,359)	(2.4)%
Ready-mix concrete	26,732	42,435	(15,703)	(37.0)%	49,743	73,785	(24,042)	(32.6)%
Asphalt	32,095	41,162	(9,067)	(22.0)%	35,996	44,699	(8,703)	(19.5)%
Paving and related services	52,324	72,130	(19,806)	(27.5)%	60,158	87,049	(26,891)	(30.9)%
Other	(4,761)	(18,710)	13,949	74.6%	11,339	(4,130)	15,469	374.6%
Total revenue	$209,153	$244,127	$(34,974)	(14.3)%	$331,643	$380,169	$(48,526)	(12.8)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended July 2, 2022 from the three and six months ended July 3, 2021 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(9.9)%	6.6%	(8.5)%	6.7%
Ready-mix concrete	(38.2)%	1.8%	(35.7)%	4.9%
Asphalt	(31.0)%	16.1%	(28.7)%	15.8%

Revenue from aggregates in the East segment decreased $4.3 million and $4.4 million in the three and six months ended July 2, 2022, respectively, as compared to the same period a year ago. Aggregate volumes in the first six months of 2022 decreased 8.5% primarily due to our divestiture program. Excluding the impact of the divestitures, our aggregate volumes were slightly down in our Kansas markets which were impacted by wet weather conditions as well as wind farm projects in 2021 that were not replaced with similar projects in 2022. Despite the reduced volumes in the East segment, we had higher volumes in our Georgia market. Aggregates organic pricing increased 6.8% and 7.1% in the three and six months ended July 2, 2022, respectively, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $15.7 million and $24.0 million in the three and six months ended July 2, 2022, respectively, as compared to the same period in 2021, primarily due to our divestiture program. Excluding the impact of our divestiture program, our ready mix volumes were flat in the three month period ended July 2, 2022. Our ready-mix average sales prices increased 1.8% and 4.9%, in the three and six months ended July 2, 2022, respectively.

Revenue from asphalt decreased $9.1 million and $8.7 million in the three and six months ended July 2, 2022, respectively, when compared to the same period in 2021, again impacted by divestitures. Asphalt pricing increased 15.8% in the six months ended July 2, 2022, due to increases in liquid asphalt. Paving and related service revenue decreased $19.8 million and $26.9 million in the three and six months ended July 2, 2022, respectively, primarily due to our divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 2, 2022 was approximately $(62.9) million and $25.8 million, respectively.

Cement Segment

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Net revenue	$93,651	$85,822	$7,829	9.1%	$139,876	$126,491	$13,385	10.6%
Operating income	33,718	25,801	7,917	30.7%	20,212	15,755	4,457	28.3%
Operating margin percentage	36.0%	30.1%			14.4%	12.5%
Adjusted EBITDA (1)	$43,241	$39,422	$3,819	9.7%	$37,422	$41,921	$(4,499)	(10.7)%
Adjusted EBITDA Margin (1)	46.2%	45.9%			26.8%	33.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $7.8 million and $13.4 million primarily due to average price increases of 7.5% and 8.3%, partially offset by decreased organic cement volumes of 0.4% and 0.2% in the three and six months ended July 2, 2022, respectively. Our Green America Recycling facility, which provides alternative fuel for one of our plants, is fully operational in 2022; however, the facility was not fully operational in the second quarter of 2021, after its prolonged shutdown due to an explosion in April 2020.

Operating income increased $7.9 million and $4.5 million during the three and six months ended July 2, 2022, respectively. Adjusted EBITDA increased $3.8 million and decreased $4.5 million and Adjusted EBITDA Margin increased to 46.2% from 45.9% and decreased to 26.8% from 33.1% in the three and six months ended July 2, 2022, respectively. Our Adjusted EBITDA margin increased in the three months ended July 2, 2022 as our increases in average sales price exceeded inflationary pressures. Our Adjusted EBITDA margin decreased for the six months ended July 2, 2022, due to elevated repair and maintenance costs over the comparable prior period, primarily in the first quarter of 2022. Additionally, we received less in insurance proceeds in 2022 than in 2021 related to the recycling plant explosion that occurred in April 2020. In the three months ended July 2, 2022, we received an additional $1.7 million related to property, plant and equipment damage. In comparison, in the first half of 2021, we received $1.2 million in insurance proceeds relative to property, plant and equipment and $7.9 million in business interruption insurance proceeds. In all periods, insurance proceeds relative to property, plant and equipment were recorded as gain on sale of assets and business interruption insurance proceeds were recorded as other income.

Operating margin percentage for the three and six months ended July 2, 2022 increased to 36.0% from 30.1% and to 14.4% from 12.5%, respectively, from the comparable period a year ago. The increased operating margin for the six months ended July 2, 2022 was primarily due to increases in our average sales price targeted to exceed inflationary pressures. We continue to sell more imported tons of cement in 2022 than in 2021, which tends to compress our margins. We expect to import cement throughout the duration of 2022 to keep pace with demand. Production levels in the three and six month periods ending July 2, 2022 were slightly less than the comparable periods in 2021.

Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	July 2, 2022	July 3, 2021	Variance		July 2, 2022	July 3, 2021	Variance
Revenue by product*:
Cement	$90,689	$84,673	$6,016	7.1%	$134,495	$124,376	$10,119	8.1%
Other	2,962	1,149	1,813	157.8%	5,381	2,115	3,266	154.4%
Total revenue	$93,651	$85,822	$7,829	9.1%	$139,876	$126,491	$13,385	10.6%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended July 2, 2022 from the three and six months ended July 3, 2021 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(0.4)%	7.5%	(0.2)%	8.3%

Revenue from cement increased $6.0 million and $10.1 million in the three and six months ended July 2, 2022, respectively, due to organic cement pricing gains of 7.5% and 8.3%, partially offset by volume decreases of 0.4% and 0.2%, respectively.

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

As of July 2, 2022, we had $465.3 million in cash and cash equivalents and $723.5 million of working capital compared to $381.0 million and $560.5 million, respectively, at January 1, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of July 2, 2022 or January 1, 2022. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $324.6 million as of July 2, 2022, which is net of $20.4 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the first quarter of 2022, we repurchased 1.5 million shares of Class A common stock for $47.5 million. As of July 2, 2022, approximately $202.5 million remained available for share repurchases under the share repurchase program.

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

As of July 2, 2022 and January 1, 2022, our long-term borrowings totaled $1.5 billion and $1.6 billion, respectively, for which we incurred $18.1 million and $35.8 million of interest expense for the three and six months ended July 2, 2022, respectively, and $21.2 million and $42.4 million for the three and six months ended July 3, 2021, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of July 2, 2022.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of July 2, 2022, we were in compliance with all debt covenants. At July 2, 2022 and January 1, 2022, $1.5 billion and $1.6 billion, respectively, of total debt was outstanding under our respective debt agreements. During the second quarter of 2022, we repaid $72.4 million of our term loan under provisions related to the divestitures of businesses. Should we consummate additional divestitures during the remainder of the year, additional prepayments of the term loan may be required.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended July 2, 2022 and July 3, 2021:

	Summit Inc.
($ in thousands)	July 2, 2022	July 3, 2021
Net cash provided by (used in):
Operating activities	$16,254	$74,651
Investing activities	214,557	(29,566)
Financing activities	(145,996)	5,538

Operating activities

During the six months ended July 2, 2022, cash provided by operating activities was $16.3 million primarily as a result of:

•Net income of $158.0 million, decreased by non-cash expenses, including $107.5 million of depreciation, depletion, amortization and accretion expense and $10.2 million of share-based compensation, offset by the net gain on asset and business divestitures of $174.9 million.
•Billed and unbilled accounts receivable increased by $94.0 million in the first six months of 2022 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels decreased during the second quarter as business activity increased during the quarter.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $36.1 million of interest payments in the six months ended July 2, 2022.

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

Investing activities

During the six months ended July 2, 2022, cash provided by investing activities was $214.6 million, of which $129.6 million was invested in capital expenditures, which was offset by $341.7 million of proceeds from the sale of two businesses in the East segment, as well as $5.4 million of proceeds from asset sales.

During the six months ended July 3, 2021, cash used for investing activities was $29.6 million, of which $132.7 million was invested in capital expenditures, which was offset by $103.6 million of proceeds from the sale of a businesses, as well as $6.8 million of proceeds from asset sales.

Financing activities

During the six months ended July 2, 2022, cash used in financing activities was $146.0 million. We made $86.8 million of payments on debt, including the $72.4 million prepayment of the term loan due to our divestiture program, $11.6 million payments on acquisition-related liabilities and used $47.5 million to repurchase shares of Class A common stock.

During the six months ended July 3, 2021, cash provided by financing activities was $5.5 million. We received $31.8 million of proceeds from stock option exercises, which was offset by $8.4 million payments on acquisition-related liabilities and $17.4 million of payments on debt.

Cash paid for capital expenditures

We paid cash of approximately $129.6 million in capital expenditures in the six months ended July 2, 2022 compared to $132.7 million in the six months ended July 3, 2021.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of July 2, 2022, we had accrued $327.5 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $23.08 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended July 2, 2022, and a contractually defined discount rate of 4.56%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $263.1 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements

As of July 2, 2022, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income to Adjusted EBITDA	Three months ended July 2, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income	$65,606	$64,089	$38,641	$24,430	$192,766
Interest (income) expense	(4,035)	(2,714)	(4,860)	32,208	20,599
Income tax expense (1)	987	—	—	52,960	53,947
Depreciation, depletion and amortization	21,779	14,523	9,383	770	46,455
EBITDA	$84,337	$75,898	$43,164	$110,368	$313,767
Accretion	233	392	77	—	702
Tax receivable agreement expense (1)	—	—	—	954	954
Gain on sale of businesses (2)	—	(29,452)	—	(126,601)	(156,053)
Non-cash compensation	—	—	—	4,734	4,734
Other	74	(144)	—	—	(70)
Adjusted EBITDA	$84,644	$46,694	$43,241	$(10,545)	$164,034

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 2, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$77,507	$71,455	$30,210	$(21,206)	$157,966
Interest (income) expense	(8,005)	(6,165)	(9,822)	64,740	40,748
Income tax expense (benefit) (1)	1,163	(106)	—	48,147	49,204
Depreciation, depletion and amortization	46,127	32,407	16,881	1,519	96,934
EBITDA	$116,792	$97,591	$37,269	$93,200	$344,852
Accretion	460	803	153	—	1,416
Tax receivable agreement expense (1)	—	—	—	954	954
Gain on sale of businesses (2)	—	(43,657)	—	(126,601)	(170,258)
Non-cash compensation	—	—	—	10,156	10,156
Other	84	93	—	—	177
Adjusted EBITDA	$117,336	$54,830	$37,422	$(22,291)	$187,297

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 3, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$55,447	$37,035	$33,230	$(67,954)	$57,758
Interest (income) expense	(2,860)	(2,176)	(4,035)	33,287	24,216
Income tax expense (1)	1,198	156	—	17,054	18,408
Depreciation, depletion and amortization	25,133	21,146	10,143	1,101	57,523
EBITDA	$78,918	$56,161	$39,338	$(16,512)	$157,905
Accretion	218	408	84	—	710
(Gain) loss on sale of businesses	(273)	509	—	—	236
Non-cash compensation	—	—	—	4,827	4,827
Other	(92)	206	—	—	114
Adjusted EBITDA	$78,771	$57,284	$39,422	$(11,685)	$163,792

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 3, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$72,883	$44,004	$31,625	$(113,999)	$34,513
Interest (income) expense	(4,892)	(3,896)	(8,080)	65,270	48,402
Income tax expense (1)	1,384	90	—	11,491	12,965
Depreciation, depletion and amortization	50,057	42,620	18,211	2,205	113,093
EBITDA	$119,432	$82,818	$41,756	$(35,033)	$208,973
Accretion	434	877	165	—	1,476
Gain on sale of businesses	(273)	(15,159)	—	—	(15,432)
Non-cash compensation	—	—	—	10,190	10,190
Other	(174)	493	—	—	319
Adjusted EBITDA	$119,419	$69,029	$41,921	$(24,843)	$205,526
(1)The reconciliation of net income to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $49.3 million and $37.7 million less than Summit LLC and its subsidiaries in the three and six months ended July 2, 2022, respectively, and $12.1 million and $7.5 million less in three and six months ended July 3, 2021, respectively, due to TRA expense and income tax expense which are obligations of Summit Holdings and Summit Inc. and are thus excluded from Summit LLC’s consolidated net income.
(2)The Corporate gain is related to the sale of a business in the East Segment in the three months ended July 2, 2022.

Reconciliation of Working Capital	July 2, 2022	January 1, 2022
($ in thousands)
Total current assets	$1,056,461	$869,610
Less total current liabilities	(332,962)	(309,070)
Working capital	$723,499	$560,540

	Three months ended		Six months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
($ in thousands)
Operating income	$111,236	$95,923	$76,941	$70,864
General and administrative expenses	47,651	47,448	99,575	99,090
Depreciation, depletion, amortization and accretion	47,157	58,233	98,350	114,569
Gain on sale of property, plant and equipment	(3,695)	(1,403)	(4,950)	(3,172)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$202,349	$200,201	$269,916	$281,351
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	32.0%	32.4%	26.3%	27.7%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of July 2, 2022. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2022, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of July 2, 2022. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2022, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 2, 2022, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our Class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. We did not repurchase any shares during the second quarter of 2022. As of July 2, 2022, we have $202.5 million available for repurchase under our share repurchase program.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 4, 2022	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)