Form 10-Q
period 2022-10-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2022-11-03
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
As of November 1, 2022, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 116,425,077 and 99, respectively.
As of November 1, 2022, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of October 1, 2022, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and nine months ended October 1, 2022 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of October 1, 2022. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
98.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
1.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$345.0 million revolving credit facility
$509.6 million term loan facility
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 1, 2022	January 1, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$471,666	$380,961
Accounts receivable, net	363,956	287,226
Costs and estimated earnings in excess of billings	33,568	7,600
Inventories	202,783	180,760
Other current assets	20,132	11,827
Current assets held for sale	1,205	1,236
Total current assets	1,093,310	869,610
Property, plant and equipment, less accumulated depreciation, depletion and amortization (October 1, 2022 - $1,241,028 and January 1, 2022 - $1,266,513)	1,768,394	1,842,908
Goodwill	1,131,764	1,163,750
Intangible assets, less accumulated amortization (October 1, 2022 - $14,642 and January 1, 2022 - $15,269)	67,253	69,396
Deferred tax assets, less valuation allowance (October 1, 2022 - $1,113 and January 1, 2022 - $1,675)	151,099	204,566
Operating lease right-of-use assets	31,057	30,150
Other assets	42,078	58,745
Total assets	$4,284,955	$4,239,125
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$6,354	$6,354
Current portion of acquisition-related liabilities	12,215	13,110
Accounts payable	166,592	128,232
Accrued expenses	123,985	147,476
Current operating lease liabilities	6,481	6,497
Billings in excess of costs and estimated earnings	7,143	7,401
Total current liabilities	322,770	309,070
Long-term debt	1,492,429	1,591,019
Acquisition-related liabilities	23,953	33,369
Tax receivable agreement liability	327,501	326,548
Noncurrent operating lease liabilities	29,945	28,880
Other noncurrent liabilities	117,133	127,027
Total liabilities	2,313,731	2,415,913
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 116,386,969 and 118,705,108 shares issued and outstanding as of October 1, 2022 and January 1, 2022, respectively	1,165	1,188
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of October 1, 2022 and January 1, 2022	—	—
Additional paid-in capital	1,340,602	1,326,340
Accumulated earnings	620,320	478,956
Accumulated other comprehensive (loss) income	(3,470)	7,083
Stockholders’ equity	1,958,617	1,813,567
Noncontrolling interest in Summit Holdings	12,607	9,645
Total stockholders’ equity	1,971,224	1,823,212
Total liabilities and stockholders’ equity	$4,284,955	$4,239,125

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue:
Product	$587,138	$561,938	$1,485,746	$1,443,972
Service	98,871	100,321	224,676	235,298
Net revenue	686,009	662,259	1,710,422	1,679,270
Delivery and subcontract revenue	66,738	54,981	149,826	133,731
Total revenue	752,747	717,240	1,860,248	1,813,001
Cost of revenue (excluding items shown separately below):
Product	392,187	356,214	1,042,888	980,045
Service	76,011	75,741	179,807	187,570
Net cost of revenue	468,198	431,955	1,222,695	1,167,615
Delivery and subcontract cost	66,738	54,981	149,826	133,731
Total cost of revenue	534,936	486,936	1,372,521	1,301,346
General and administrative expenses	39,959	47,364	139,534	146,454
Depreciation, depletion, amortization and accretion	52,133	59,082	150,483	173,651
Gain on sale of property, plant and equipment	(1,343)	(1,159)	(6,293)	(4,331)
Operating income	127,062	125,017	204,003	195,881
Interest expense	21,980	24,134	62,728	72,536
Loss on debt financings	—	6,016	—	6,016
Tax receivable agreement expense	—	—	954	—
(Gain) loss on sale of businesses	(4,115)	113	(174,373)	(15,319)
Other income, net	(3,283)	(1,137)	(4,956)	(10,721)
Income from operations before taxes	112,480	95,891	319,650	143,369
Income tax expense	24,829	20,513	74,033	33,478
Net income	87,651	75,378	245,617	109,891
Net income attributable to Summit Holdings	1,162	1,174	3,307	1,545
Net income attributable to Summit Inc.	$86,489	$74,204	$242,310	$108,346
Earnings per share of Class A common stock:
Basic	$0.73	$0.63	$2.05	$0.92
Diluted	$0.73	$0.62	$2.03	$0.92
Weighted average shares of Class A common stock:
Basic	117,917,058	118,473,530	118,365,801	117,258,431
Diluted	118,404,098	119,291,646	119,098,936	118,360,615

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$87,651	$75,378	$245,617	$109,891
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,247)	(4,076)	(14,113)	682
Less tax effect of other comprehensive income (loss) items	2,470	823	3,404	(176)
Other comprehensive (loss) income	(7,777)	(3,253)	(10,709)	506
Comprehensive income	79,874	72,125	234,908	110,397
Less comprehensive income attributable to Summit Holdings	1,048	1,117	3,151	1,584
Comprehensive income attributable to Summit Inc.	$78,826	$71,008	$231,757	$108,813

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$245,617	$109,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	160,162	177,841
Share-based compensation expense	15,058	14,875
Net gain on asset and business disposals	(180,240)	(19,295)
Non-cash loss on debt financings	—	2,116
Change in deferred tax asset, net	58,318	19,814
Other	(396)	(586)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(96,724)	(78,108)
Inventories	(53,762)	(12,002)
Costs and estimated earnings in excess of billings	(32,042)	(26,969)
Other current assets	(6,961)	(2,556)
Other assets	3,432	6,459
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	44,510	33,756
Accrued expenses	(21,780)	(15,598)
Billings in excess of costs and estimated earnings	646	(2,907)
Tax receivable agreement liability	954	9,191
Other liabilities	(4,601)	(8,549)
Net cash provided by operating activities	132,191	207,373
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,933)	(7,263)
Purchases of property, plant and equipment	(189,008)	(170,070)
Proceeds from the sale of property, plant and equipment	8,298	8,827
Proceeds from sale of businesses	373,790	103,649
Other	(2,214)	(459)
Net cash provided by (used in) investing activities	188,933	(65,316)
Cash flows from financing activities:
Payments on debt	(113,769)	(323,802)
Payments on acquisition-related liabilities	(12,964)	(9,755)
Distributions from partnership	(399)	—
Repurchases of common stock	(100,980)	—
Proceeds from stock option exercises	199	32,416
Other	(774)	(951)
Net cash used in financing activities	(228,687)	(302,092)
Impact of foreign currency on cash	(1,732)	(63)
Net increase (decrease) in cash	90,705	(160,098)
Cash and cash equivalents—beginning of period	380,961	418,181
Cash and cash equivalents—end of period	$471,666	$258,083

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	(loss) income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net loss	(34,292)	—	—	—	—	—	—	(508)	(34,800)
Other comprehensive income, net of tax	—	1,306	—	—	—	—	—	19	1,325
Stock option exercises	—	—	1,589	—	—	—	27	—	27
Share-based compensation	—	—	—	—	—	—	5,422	—	5,422
Repurchases of common stock	(47,494)	—	(1,506,878)	(15)	—	—	(121)	121	(47,509)
Shares redeemed to settle taxes and other	—	—	842,029	8	—	—	(1,120)	(68)	(1,180)
Balance — April 2, 2022	$397,170	$8,389	118,041,848	$1,181	99	$—	$1,330,548	$9,209	$1,746,497
Net loss	190,113	—	—	—	—	—	—	2,653	192,766
Other comprehensive loss, net of tax	—	(4,196)	—	—	—	—	—	(61)	(4,257)
Stock option exercises	—	—	4,929	—	—	—	96	—	96
Share-based compensation	—	—	—	—	—	—	4,734	—	4,734
Distributions from partnership	—	—	—	—	—	—	—	(25)	(25)
Shares redeemed to settle taxes and other	—	—	67,835	1	—	—	997	(7)	991
Balance — July 2, 2022	$587,283	$4,193	118,114,612	$1,182	99	$—	$1,336,375	$11,769	$1,940,802
Net income	86,489	—	—	—	—	—	—	1,162	87,651
LP Unit exchanges	—	—	2,000	—	—	—	34	(34)	—
Other comprehensive loss, net of tax	—	(7,663)	—	—	—	—	—	(114)	(7,777)
Stock option exercises	—	—	3,580	—	—	—	76	—	76
Share-based compensation	—	—	—	—	—	—	4,902	—	4,902
Repurchases of common stock	(53,452)	—	(1,920,632)	(19)	—	—	(198)	198	(53,471)
Distributions from partnership	—	—	—	—	—	—	—	(374)	(374)
Shares redeemed to settle taxes and other	—	—	187,409	2	—	—	(587)	—	(585)
Balance - October 1, 2022	$620,320	$(3,470)	116,386,969	$1,165	99	$—	$1,340,602	$12,607	$1,971,224

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	(loss) income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net loss	(22,517)	—	—	—	—	—	—	(728)	(23,245)
LP Unit exchanges	—	—	711,794	7	—	—	4,744	(4,751)	—
Other comprehensive income, net of tax	—	1,635	—	—	—	—	—	45	1,680
Stock option exercises	—	—	863,338	9	—	—	15,911	—	15,920
Share-based compensation	—	—	—	—	—	—	5,363	—	5,363
Shares redeemed to settle taxes and other	—	—	678,605	6	—	—	(1,432)	—	(1,426)
Balance — April 3, 2021	$304,255	$6,838	116,644,332	$1,167	99	$—	$1,289,267	$13,033	$1,614,560
Net income	56,659	—	—	—	—	—	—	1,099	57,758
LP Unit exchanges	—	—	445,540	4	—	—	3,631	(3,635)	—
Other comprehensive income, net of tax	—	2,028	—	—	—	—	—	51	2,079
Stock option exercises	—	—	847,480	8	—	—	15,837	—	15,845
Share-based compensation	—	—	—	—	—	—	4,827	—	4,827
Shares redeemed to settle taxes and other	—	—	18,536	1	—	—	(148)	—	(147)
Balance — July 3, 2021	$360,914	$8,866	117,955,888	$1,180	99	$—	$1,313,414	$10,548	$1,694,922
Net income	74,204	—	—	—	—	—	—	1,174	75,378
LP Unit exchanges	—	—	283,649	3	—	—	1,769	(1,772)	—
Other comprehensive loss, net of tax	—	(3,196)	—	—	—	—	—	(57)	(3,253)
Stock option exercises	—	—	33,438	—	—	—	651	—	651
Share-based compensation	—	—	—	—	—	—	4,685	—	4,685
Shares redeemed to settle taxes and other	—	—	291,975	3	—	—	(622)	—	(619)
Balance — October 2, 2021	$435,118	$5,670	118,564,950	$1,186	99	$—	$1,319,897	$9,893	$1,771,764
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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of October 1, 2022, the results of operations for the three and nine months ended October 1, 2022 and October 2, 2021 and cash flows for the nine months ended October 1, 2022 and October 2, 2021.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 20 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended October 1, 2022 or October 2, 2021.

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

The following table summarizes the Company’s acquisitions by region and period:

	Nine months ended	Year ended
	October 1, 2022	January 1, 2022
West	—	—
East	1	3

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the nine months ended October 1, 2022, as well as the acquisitions completed during 2021 that occurred after

October 2, 2021, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	October 1, 2022	January 1, 2022
Financial assets	$—	$—
Inventories	16	2,406
Property, plant and equipment	1,877	19,668
Intangible assets	—	702
Other assets	83	98
Financial liabilities	—	(1,742)
Other long-term liabilities	(43)	(470)
Net assets acquired	1,933	20,662
Goodwill	—	—
Purchase price	1,933	20,662
Acquisition-related liabilities	—	(1,149)
Other	—	—
Net cash paid for acquisitions	$1,933	$19,513

Changes in the carrying amount of goodwill, by reportable segment, from January 1, 2022 to October 1, 2022 are summarized as follows:

	West	East	Cement	Total
Balance—January 1, 2022	$570,509	$388,585	$204,656	$1,163,750
Dispositions (1)	—	(27,084)	—	(27,084)
Foreign currency translation adjustments	(4,902)	—	—	(4,902)
Balance—October 1, 2022	$565,607	$361,501	$204,656	$1,131,764
_______________________________________________________________________
(1) Reflects goodwill derecognition from dispositions completed during the nine months ended October 1, 2022.

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

	October 1, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$36,036	$(3,739)	$32,297	$33,671	$(2,467)	$31,204
Mineral leases	15,463	(6,529)	8,934	19,927	(8,922)	11,005
Reserve rights	25,586	(3,947)	21,639	25,586	(3,329)	22,257
Other	4,810	(427)	4,383	5,481	(551)	4,930
Total intangible assets	$81,895	$(14,642)	$67,253	$84,665	$(15,269)	$69,396

Amortization expense totaled $0.8 million and $2.6 million for the three and nine months ended October 1, 2022, respectively, and $0.9 million and $2.8 million for the three and nine months ended October 2, 2021, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to October 1, 2022 is as follows:

2022 (three months)	$959
2023	3,845
2024	3,819
2025	3,775
2026	3,726
2027	3,714
Thereafter	47,415
Total	$67,253

In the nine months ended October 1, 2022, as part of the Company's strategy to rationalize assets, the Company sold three businesses in the East segment, resulting in cash proceeds of $373.8 million and a total gain on disposition of $174.4 million.

In October 2022, we completed an acquisition of an aggregates based business in Florida, which will be included in our East segment results subsequent to the date of acquisition.

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

Revenue by product for the three and nine months ended October 1, 2022 and October 2, 2021 is as follows:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue by product*:
Aggregates	$163,524	$160,317	$448,397	$431,201
Cement	112,489	87,645	241,858	207,953
Ready-mix concrete	189,081	183,114	530,001	525,208
Asphalt	106,804	116,364	218,083	238,674
Paving and related services	120,327	112,671	249,547	257,966
Other	60,522	57,129	172,362	151,999
Total revenue	$752,747	$717,240	$1,860,248	$1,813,001
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of October 1, 2022 and January 1, 2022:

	October 1, 2022	January 1, 2022
Trade accounts receivable	$299,467	$230,714
Construction contract receivables	57,734	47,054
Retention receivables	11,633	13,094
Receivables from related parties	—	292
Accounts receivable	368,834	291,154
Less: Allowance for doubtful accounts	(4,878)	(3,928)
Accounts receivable, net	$363,956	$287,226

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of October 1, 2022 and January 1, 2022:

	October 1, 2022	January 1, 2022
Aggregate stockpiles	$139,330	$130,640
Finished goods	33,502	22,690
Work in process	10,245	8,277
Raw materials	19,706	19,153
Total	$202,783	$180,760

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 1, 2022 and January 1, 2022:

	October 1, 2022	January 1, 2022
Interest	$8,926	$22,762
Payroll and benefits	27,869	38,894
Finance lease obligations	9,697	17,624
Insurance	21,759	20,480
Non-income taxes	26,800	19,409
Deferred asset purchase payments	4,238	4,912
Professional fees	1,683	1,524
Other (1)	23,013	21,871
Total	$123,985	$147,476
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of October 1, 2022 and January 1, 2022:

	October 1, 2022	January 1, 2022
Term Loan, due 2024:
$509.6 million and $610.0 million, net of $0.5 million and $0.7 million discount at October 1, 2022 and January 1, 2022, respectively	$509,068	$609,298
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,509,068	1,609,298
Current portion of long-term debt	6,354	6,354
Long-term debt	$1,502,714	$1,602,944

The contractual payments of long-term debt, including current maturities, for the five years subsequent to October 1, 2022, are as follows:

2022 (three months)	$1,588
2023	6,354
2024	501,618
2025	—
2026	—
2027	300,000
Thereafter	700,000
Total	1,509,560
Less: Original issue net discount	(492)
Less: Capitalized loan costs	(10,285)
Total debt	$1,498,783

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

As of October 1, 2022 and January 1, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $650.0 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2018 payment. The interest rate on the term loan is a variable rate, it was 5.12% as of October 1, 2022. During the nine months ended October 1, 2022, the Company repaid $95.6 million of its term loan under provisions related to divestitures of businesses. Should the Company consummate additional divestitures during the remainder of the year, additional prepayments of the term loan may be required. The unpaid principal balance is due in full on the maturity date, which is November 21, 2024.

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

There were no outstanding borrowings under the revolving credit facility as of October 1, 2022 and January 1, 2022, with borrowing capacity of $324.9 million remaining as of October 1, 2022, which is net of $20.1 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of October 1, 2022 and January 1, 2022, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the nine months ended October 1, 2022 and October 2, 2021:

Deferred financing fees
Balance—January 1, 2022	$13,049
Amortization	(2,028)
Balance—October 1, 2022	$11,021

Balance—January 2, 2021	$18,367
Amortization	(2,510)
Write off of deferred financing fees	(2,116)
Balance—October 2, 2021	$13,741

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.90% and (iii) $0.3 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary. There were no amounts outstanding under this agreement as of October 1, 2022 or January 1, 2022, which may be terminated upon demand.

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

Our income tax expense was $24.8 million and $74.0 million in the three and nine months ended October 1, 2022, respectively, and our income tax expense was $20.5 million and $33.5 million in the three and nine months ended October 2, 2021, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of October 1, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.7 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and nine months ended October 1, 2022 and October 2, 2021.

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

In the nine months ended October 1, 2022, 2,000 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of October 1, 2022 and January 1, 2022, we had recorded $327.5 million and $326.5 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit

Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. In the nine months ended October 1, 2022, Summit Holdings made a tax distribution of approximately $34.2 million, of which $0.4 million went to LP units not owned by Summit Inc. No tax distributions were made by Summit Holdings in the nine months ended October 2, 2021.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income attributable to Summit Inc.	$86,489	$74,204	$242,310	$108,346

Weighted average shares of Class A stock outstanding	117,774,592	118,272,955	118,216,997	117,040,207
Add: Nonvested restricted stock awards of retirement eligible shares	142,466	200,575	148,804	218,224
Weighted average shares outstanding	117,917,058	118,473,530	118,365,801	117,258,431
Basic earnings per share	$0.73	$0.63	$2.05	$0.92

Diluted net income attributable to Summit Inc.	$86,489	$74,204	$242,310	$108,346

Weighted average shares outstanding	117,917,058	118,272,955	118,365,801	117,040,207
Add: stock options	78,799	125,164	93,993	310,990
Add: warrants	10,790	14,405	12,202	17,573
Add: restricted stock units	279,684	680,980	485,174	812,702
Add: performance stock units	117,767	198,142	141,766	179,143
Weighted average dilutive shares outstanding	118,404,098	119,291,646	119,098,936	118,360,615
Diluted earnings per share	$0.73	$0.62	$2.03	$0.92

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Antidilutive shares:
LP Units	1,312,795	1,594,272	1,313,601	2,031,090

9.STOCKHOLDERS’ EQUITY

During 2021, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. During the nine months ended October 1, 2022, we repurchased 3.4 million shares of Class A common stock for 101.0 million. These shares were retired upon purchase.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 1, 2022	118,705,108	1,314,006	120,019,114	98.9%
Exchanges during period	2,000	(2,000)	—
Stock option exercises	10,098	—	10,098
Repurchases of common stock	(3,427,510)	—	(3,427,510)
Other equity transactions	1,097,273	—	1,097,273
Balance — October 1, 2022	116,386,969	1,312,006	117,698,975	98.9%

Balance — January 2, 2021	114,390,595	2,873,170	117,263,765	97.5%
Exchanges during period	1,440,983	(1,440,983)	—
Stock option exercises	1,744,256	—	1,744,256
Other equity transactions	989,116	—	989,116
Balance — October 2, 2021	118,564,950	1,432,187	119,997,137	98.8%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.1% and 1.1% as of October 1, 2022 and January 1, 2022, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — January 1, 2022	$1,508	$5,575	$7,083
Foreign currency translation adjustment, net of tax	—	(10,553)	(10,553)
Balance — October 1, 2022	$1,508	$(4,978)	$(3,470)

Balance — January 2, 2021	$533	$4,670	$5,203
Foreign currency translation adjustment, net of tax	—	467	467
Balance — October 2, 2021	$533	$5,137	$5,670

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	October 1, 2022	October 2, 2021
Cash payments:
Interest	$70,184	$77,890
Payments for income taxes, net	15,888	6,694
Operating cash payments on operating leases	7,112	7,894
Operating cash payments on finance leases	890	1,722
Finance cash payments on finance leases	13,465	13,739
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$16,778	$12,188
Right of use assets obtained in exchange for operating lease obligations	13,302	6,476
Right of use assets obtained in exchange for finance leases obligations	258	600
Exchange of LP Units to shares of Class A common stock	62	43,796

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

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease cost	$2,398	$1,755	$7,181	$5,175
Variable lease cost	70	90	225	263
Short-term lease cost	11,916	12,373	31,097	30,517
Financing lease cost:
Amortization of right-of-use assets	1,235	2,168	4,598	7,835
Interest on lease liabilities	239	475	879	1,689
Total lease cost	$15,858	$16,861	$43,980	$45,479

			October 1, 2022	January 1, 2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$31,057	$30,150

Current operating lease liabilities			$6,481	$6,497
Noncurrent operating lease liabilities			29,945	28,880
Total operating lease liabilities			$36,426	$35,377
Finance leases:
Property and equipment, gross			$52,558	$68,982
Less accumulated depreciation			(29,204)	(31,404)
Property and equipment, net			$23,354	$37,578

Current finance lease liabilities			$9,697	$17,624
Long-term finance lease liabilities			8,246	14,982
Total finance lease liabilities			$17,943	$32,606

Weighted average remaining lease term (years):
Operating leases			9.4	9.7
Finance lease			2.6	2.3

Weighted average discount rate:
Operating leases			4.4%	4.4%
Finance leases			5.1%	5.2%

Maturities of lease liabilities, as of October 1, 2022, were as follows:
			Operating Leases	Finance Leases
2022 (three months)			$1,967	$3,870
2023			7,571	7,491
2024			6,327	2,936
2025			4,570	2,415
2026			3,459	980
2027			2,705	750
Thereafter			18,711	1,083
Total lease payments			45,310	19,525
Less imputed interest			(8,884)	(1,582)
Present value of lease payments			$36,426	$17,943

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of October 1, 2022 and January 1, 2022, $36.7 million and $37.7 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.1 million and $7.4 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of October 1, 2022 and January 1, 2022 were $109.0 million and $112.4 million, respectively.

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

The fair value of contingent consideration as of October 1, 2022 and January 1, 2022 was:

	October 1, 2022	January 1, 2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$133	$129
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$1,208	$1,239

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of October 1, 2022 and October 2, 2021.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of October 1, 2022 and January 1, 2022 was:

	October 1, 2022		January 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,402,577	$1,509,068	$1,653,085	$1,609,298
Level 3
Current portion of deferred consideration and noncompete obligations(2)	12,082	12,082	12,981	12,981
Long term portion of deferred consideration and noncompete obligations(3)	22,745	22,745	32,130	32,130
(1)$6.4 million was included in current portion of debt as of October 1, 2022 and January 1, 2022.
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
The following tables display selected financial data for the Company’s reportable business segments as of October 1, 2022 and January 1, 2022 and for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue*:
West	$439,411	$369,250	$1,075,393	$958,351
East	193,421	255,490	525,064	635,659
Cement	119,915	92,500	259,791	218,991
Total revenue	$752,747	$717,240	$1,860,248	$1,813,001
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income from operations before taxes	$112,480	$95,891	$319,650	$143,369
Interest expense	21,980	24,134	62,728	72,536
Depreciation, depletion and amortization	51,439	58,381	148,373	171,474
Accretion	694	701	2,110	2,177
Loss on debt financings	—	6,016	—	6,016
Tax receivable agreement expense	—	—	954	—
(Gain) loss on sale of businesses	(4,115)	113	(174,373)	(15,319)
Non-cash compensation	4,902	4,685	15,058	14,875
Other	(2,492)	363	(2,315)	682
Total Adjusted EBITDA	$184,888	$190,284	$372,185	$395,810

Total Adjusted EBITDA by Segment:
West	$98,281	$92,303	$215,617	$211,722
East	44,119	69,084	98,949	138,113
Cement	46,597	40,360	84,019	82,281
Corporate and other	(4,109)	(11,463)	(26,400)	(36,306)
Total Adjusted EBITDA	$184,888	$190,284	$372,185	$395,810

	Nine months ended
	October 1, 2022	October 2, 2021
Purchases of property, plant and equipment
West	$85,462	$85,137
East	65,116	69,469
Cement	30,503	14,852
Total reportable segments	181,081	169,458
Corporate and other	7,927	612
Total purchases of property, plant and equipment	$189,008	$170,070

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Depreciation, depletion, amortization and accretion:
West	$24,908	$24,796	$71,495	$75,287
East	15,445	22,809	48,655	66,306
Cement	10,959	10,409	27,993	28,785
Total reportable segments	51,312	58,014	148,143	170,378
Corporate and other	821	1,068	2,340	3,273
Total depreciation, depletion, amortization and accretion	$52,133	$59,082	$150,483	$173,651

	October 1, 2022	January 1, 2022
Total assets:
West	$1,625,846	$1,512,298
East	1,136,239	1,292,638
Cement	893,471	844,086
Total reportable segments	3,655,556	3,649,022
Corporate and other	629,399	590,103
Total	$4,284,955	$4,239,125

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we continue to see positive indicators for highway obligations. We are beginning to see the impact of rising interest rates and inflation on residential markets in our geographies. Rising interest rates and inflation may also impact our non-residential construction activity in the future as non-residential activity tends to lag behind residential activity by a year or so.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 23%, 15%, 12% and 9%, respectively, of our total revenue in 2021. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) updated its fiscal year 2022 lettings estimate to $11.2 billion up from $8.4 billion in fiscal year 2021 and $7.5 billion in fiscal year 2020. Longer term, TXDOT has indicated a target of $8 billion per year in total state and local lettings.

•The state of Utah anticipates transportation funding of approximately $2.7 billion in fiscal year 2023.

•The state of Kansas anticipates approximately $2.1 billion for fiscal year 2023 for transportation funding.

•The state of Missouri anticipates transportation funding of approximately $3.5 billion in fiscal year 2023.

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction and public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall, as well as major weather events such as hurricanes, tornadoes, tropical storms, heavy snows and flooding, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. Further, low water levels on the Mississippi River are beginning to negatively impact barge traffic on the river, notably in the area south of our Hannibal, Missouri location. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions, and the third quarter of our fiscal year typically has the highest levels of activity.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and nine months ended October 1, 2022 as compared to the three and nine months ended October 2, 2021, and certain other highlights include:

•Net revenue increased $23.8 million and $31.2 million in the three and nine months ended October 1, 2022, respectively, primarily resulting from increases in average sales prices more than offsetting decreases due to divestitures completed in 2022 and 2021.
•Our operating income increased $2.0 million and $8.1 million in the three and nine months ended October 1, 2022, respectively, as our increases in revenue slightly trailed inflationary impacts on our cost of revenue, mitigated by a $6.9 million and $23.2 million decrease, respectively, in depreciation, depletion, amortization and accretion expenses resulting from our divestitures.
•In the three and nine months ended October 1, 2022, average sales price increased 10.2% and 6.5% in aggregates, 12.8% and 10.4% in cement, 17.5% and 11.6% in ready-mix concrete and 19.3% and 18.3% in asphalt, respectively.
•In the three and nine months ended October 1, 2022, sales volume decreased 9.0% and 4.1% in aggregates, increased 12.4% and 5.1% in cement, decreased 12.1% and 9.6% in ready-mix concrete and decreased 22.4% and 22.2% in asphalt, respectively.
•In the nine months ended October 1, 2022, the Company sold three businesses in the East segment, resulting in cash proceeds of $373.8 million and a total gain on disposition of $174.4 million. We used $95.6 million of proceeds to prepay our term loan related to divestitures of businesses during the nine months ended October 1, 2022.
•In the first nine months of 2022, the Company repurchased $101.0 million of our Class A common stock.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended October 1, 2022 and October 2, 2021.

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
($ in thousands)
Net revenue	$686,009	$662,259	$1,710,422	$1,679,270
Delivery and subcontract revenue	66,738	54,981	149,826	133,731
Total revenue	752,747	717,240	1,860,248	1,813,001
Cost of revenue (excluding items shown separately below)	534,936	486,936	1,372,521	1,301,346
General and administrative expenses	39,959	47,364	139,534	146,454
Depreciation, depletion, amortization and accretion	52,133	59,082	150,483	173,651
Gain on sale of property, plant and equipment	(1,343)	(1,159)	(6,293)	(4,331)
Operating income	127,062	125,017	204,003	195,881
Interest expense	21,980	24,134	62,728	72,536
Loss on debt financings	—	6,016	—	6,016
Tax receivable agreement expense	—	—	954	—
(Gain) loss on sale of businesses	(4,115)	113	(174,373)	(15,319)
Other income, net	(3,283)	(1,137)	(4,956)	(10,721)
Income from operations before taxes	112,480	95,891	319,650	143,369
Income tax expense	24,829	20,513	74,033	33,478
Net income	$87,651	$75,378	$245,617	$109,891

Three and nine months ended October 1, 2022 compared to the three and nine months ended October 2, 2021

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Net revenue	$686,009	$662,259	$23,750	3.6%	$1,710,422	$1,679,270	$31,152	1.9%
Operating income	127,062	125,017	2,045	1.6%	204,003	195,881	8,122	4.1%
Operating margin percentage	18.5%	18.9%			11.9%	11.7%
Adjusted EBITDA (1)	$184,888	$190,284	$(5,396)	(2.8)%	$372,185	$395,810	$(23,625)	(6.0)%
Adjusted EBITDA Margin (1)	27.0%	28.7%			21.8%	23.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $23.8 million in the three months ended October 1, 2022, due to increases in our average sales price and as well as organic revenue increases in the West and Cement segments, more than offsetting a $68.0 million decrease in net revenue in the East segment related to divestitures. Of the increase in net revenue, $28.1 million was from increased sales of materials, partially offset by $2.9 million from decreased sales of products and $1.5 million from decreased service revenue. We experienced organic volume decline of 3.5%, 1.3% and 0.9% in our aggregates, ready-mix concrete and asphalt lines of business, respectively, while our organic cement volumes increased 12.4%. Our organic volume declines in aggregates and ready-mix concrete occurred in both the West and East segments, as volumes decreased in residential and non-residential markets. The decline in organic asphalt volumes occurred in our East segment. We achieved organic price growth across all lines of business during the third quarter of 2022. Additional detail about the impact of acquisitions and divestitures on each segment is presented below where material.

Net revenue increased $31.2 million in the nine months ended October 1, 2022, primarily resulting from organic price increases in aggregates, cement and ready-mix, partially offset by a small organic volume decline in our asphalt operations. Of the increase in net revenue, $51.1 million was from increased sales of materials, partially offset by $9.3 million from decreased sales of products and $10.6 million from decreased service revenue. Our organic volumes declined 0.9%, 1.6% and 0.6% in aggregates, ready-mix concrete and asphalt, respectively, while our organic cement volumes increased 5.1%. The organic volume decreases for aggregates, ready-mix and asphalt were primarily attributable to reduced activity in our residential and non-residential markets in our East segment. We had organic price growth in our aggregate, cement, and ready-mix lines of business of 7.4%, 10.4%, and 13.0%, respectively, during the first nine months of 2022.

Operating income increased by $2.0 million and $8.1 million in the three and nine months ended October 1, 2022, respectively, as inflationary increases in cost of revenue, increased repair and maintenance costs from sourcing constraints and higher subcontracting costs were more than offset by revenue growth, lower general and administrative expenses resulting from adjustments to estimates of health care and short term incentive amounts, and a decrease of $6.9 million and $23.2 million, respectively, in depletion, amortization and accretion expenses as a result of our divestitures.

Our operating margin percentage for the three and nine months ended October 1, 2022 decreased from 18.9% to 18.5% and increased from 11.7% to 11.9%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, decreased by $5.4 million and $23.6 million in the three and nine months ended October 1, 2022, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Revenue by product*:
Aggregates	$202,982	$202,523	$459	0.2%	$552,943	$540,912	$12,031	2.2%
Cement	115,022	90,648	24,374	26.9%	249,517	215,024	34,493	16.0%
Ready-mix concrete	189,151	183,213	5,938	3.2%	530,178	525,485	4,693	0.9%
Asphalt	106,897	123,364	(16,467)	(13.3)%	222,399	255,215	(32,816)	(12.9)%
Paving and related services	191,815	194,678	(2,863)	(1.5)%	400,841	432,384	(31,543)	(7.3)%
Other	(53,120)	(77,186)	24,066	31.2%	(95,630)	(156,019)	60,389	38.7%
Total revenue	$752,747	$717,240	$35,507	5.0%	$1,860,248	$1,813,001	$47,247	2.6%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended October 1, 2022 and October 2, 2021 were as follows:

	Three months ended
	October 1, 2022		October 2, 2021
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	16,267	$12.48	17,884	$11.32	(9.0)%	10.2%
Cement	841	136.83	748	121.26	12.4%	12.8%
Ready-mix concrete	1,326	142.66	1,509	121.40	(12.1)%	17.5%
Asphalt	1,459	73.26	1,880	61.42	(22.4)%	19.3%

	Nine months ended
	October 1, 2022		October 2, 2021
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	46,489	$11.89	48,484	$11.16	(4.1)%	6.5%
Cement	1,887	132.22	1,796	119.76	5.1%	10.4%
Ready-mix concrete	3,960	133.87	4,381	119.95	(9.6)%	11.6%
Asphalt	3,041	71.74	3,911	60.63	(22.2)%	18.3%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $0.5 million and $12.0 million in the three and nine months ended October 1, 2022, respectively. In the three months ended October 1, 2022 we had strong organic price increases which were mostly offset by a decrease in organic aggregate volumes. Organic aggregate volumes decreased 0.9% in the first nine months of 2022 as compared to the same period a year ago, primarily due to moderating demand, as well as unfavorable weather conditions in certain geographies, partially offset by increases in our Virginia, Georgia and British Columbia markets. Aggregate average sales price of $11.89 per ton increased 6.5% in the first nine months of 2022 as compared to the first nine months of 2021, due to our focus on increasing prices in the current inflationary environment. We continue to focus on increasing our prices as market conditions allow, attempting to increase prices as inflationary pressures continue.

Revenue from cement increased $24.4 million and $34.5 million in the three and nine months ended October 1, 2022, respectively. In the three and nine months ended October 1, 2022, organic cement volumes increased 12.4% and 5.1%, respectively, reflecting a healthy demand environment. Organic cement average sales prices increased 12.8% and 10.4%, respectively, as compared to the same period in the prior year.

Revenue from ready-mix concrete increased $5.9 million and $4.7 million in the three and nine months ended October 1, 2022, respectively. In the three and nine months ended October 1, 2022, our ready-mix organic volumes decreased 12.1% and 9.6%, respectively, and our average sales prices increased 17.5% and 11.6%, respectively. The volume decrease in the three and nine months ended October 1, 2022 occurred primarily in our Intermountain West and Kansas markets while our price increase was primarily in the Intermountain West and South Texas markets.

Revenue from asphalt decreased $16.5 million and $32.8 million in the three and nine months ended October 1, 2022, respectively, primarily due to the divestitures in our East Segment. In the first nine months of 2022, organic pricing increased 16.3%, with strong pricing gains in the Virginia, North Texas and Intermountain West geographies. In the first nine months of 2022, organic volumes decreased by 0.6% due to decreases in our North Texas and Virginia markets.

Other Financial Information

Interest expense

In September 2021, we redeemed all $300.0 million 5.125% Senior Notes due 2025 using existing cash on hand. As a result, interest expense in the three and nine month periods ended October 1, 2022 decreased, offset by increased interest expense due to the variable rate of our term loan.

Gain (Loss) on Sale of businesses

We continue to make progress on our strategy to divest certain businesses through portfolio optimization. In the first nine months of 2022, we sold three businesses in the East segment, resulting in cash proceeds of $373.8 million and a net gain on disposition of $174.4 million. In the first nine months of 2021, we sold four businesses in the East segment and one in the West segment, resulting in cash proceeds of $103.6 million and a net gain on disposition of $15.3 million.

Income Tax Expense

Our income tax expense was $24.8 million and $74.0 million in the three and nine months ended October 1, 2022, respectively, and our income tax expense was $20.5 million and $33.5 million in the three and nine months ended October 2, 2021, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of October 1, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.7 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Net revenue	$394,648	$338,575	$56,073	16.6%	$983,160	$886,936	$96,224	10.8%
Operating income	73,087	67,427	5,660	8.4%	143,659	135,693	7,966	5.9%
Operating margin percentage	18.5%	19.9%			14.6%	15.3%
Adjusted EBITDA (1)	$98,281	$92,303	$5,978	6.5%	$215,617	$211,722	$3,895	1.8%
Adjusted EBITDA Margin (1)	24.9%	27.3%			21.9%	23.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $56.1 million and $96.2 million for the three and nine months ended October 1, 2022, respectively, due to net revenue increases across all lines of business. Organic aggregate volumes decreased 2.5% in the three month period due, in part, to unfavorable weather in our Texas market and increased 2.7% in the first nine months of 2022 as compared to the first nine months of 2021. Organic aggregates average sales prices increased 14.5% and 7.6% in the three and nine months ended October 1, 2022, respectively, as price increases were implemented across all geographies to help offset inflationary factors. Organic ready-mix concrete volumes decreased 0.7% and organic ready-mix concrete average sales prices increased 19.4% in the three months ended October 1, 2022. Organic ready-mix concrete volumes decreased 0.7% and our organic ready-mix concrete average sales prices increased 12.7% in the first nine months of 2022. Construction activity appears to be slowing, to varying degrees, across residential markets, including in our two largest, Houston and Salt Lake City, as home builders phase new builds in anticipation of a slowdown. We continue to monitor that activity given recent increases in mortgage rates and other inflationary concerns that impact residential markets.

The West segment’s operating income increased $5.7 million and $8.0 million in the three and nine months ended October 1, 2022, respectively. Adjusted EBITDA increased $6.0 million and $3.9 million and Adjusted EBITDA Margin decreased to 24.9% from 27.3% and to 21.9% from 23.9% in the three and nine months ended October 1, 2022, respectively. The increases in operating income and Adjusted EBITDA for the third quarter of 2022 occurred primarily due to increases in average sales prices for both aggregates and ready-mix concrete. The operating margin percentage in the West segment decreased in the three and nine months ended October 1, 2022 due to the aggregate product mix in Texas as well as ongoing input cost inflation.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Revenue by product*:
Aggregates	$102,316	$91,701	$10,615	11.6%	$277,870	$251,324	$26,546	10.6%
Ready-mix concrete	164,050	138,371	25,679	18.6%	455,334	406,858	48,476	11.9%
Asphalt	88,133	74,695	13,438	18.0%	167,639	161,847	5,792	3.6%
Paving and related services	151,724	119,385	32,339	27.1%	300,592	270,042	30,550	11.3%
Other	(66,812)	(54,902)	(11,910)	(21.7)%	(126,042)	(131,720)	5,678	4.3%
Total revenue	$439,411	$369,250	$70,161	19.0%	$1,075,393	$958,351	$117,042	12.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and nine months ended October 1, 2022 from the three and nine months ended October 2, 2021 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(2.5)%	14.5%	2.7%	7.6%
Ready-mix concrete	(0.7)%	19.4%	(0.7)%	12.6%
Asphalt	1.1%	16.7%	(9.6)%	17.5%

Revenue from aggregates in the West segment increased $10.6 million and $26.5 million in the three and nine months ended October 1, 2022, respectively. Aggregates pricing for the three and nine months ended October 1, 2022 increased 14.5% and 7.6% when compared to the same period in 2021 as we implemented price increases in all our markets. Increased average sales prices more than offset a 2.5% decrease in sales volumes in the third quarter of 2022, and complemented a 2.7% increase in sales volumes in the first nine months of 2022. In the three months ended October 1, 2022, aggregate volumes increased in the Intermountain region and decreased in Texas and British Columbia. Aggregate volume declines in the third quarter of 2022 were impacted by the limited availability of trucking in Texas. In the nine months ended October 1, 2022, aggregate volumes increased in all of our major markets.

Revenue from ready-mix concrete in the West segment increased $25.7 million and $48.5 million in the three and nine months ended October 1, 2022, respectively. For the three and nine months ended October 1, 2022, organic ready-mix concrete prices increased 19.4% and 12.7%, respectively, as price increases were implemented to mitigate higher costs of labor, materials and transportation. For the three and nine months ended October 1, 2022, our ready-mix concrete organic volumes decreased 0.7% and 0.7%, respectively.

Revenue from asphalt in the West segment increased $13.4 million and $5.8 million in the three and nine months ended October 1, 2022, respectively. For the three and nine months ended October 1, 2022, asphalt volumes increased 1.1% and decreased 9.6%, respectively. The decrease in our asphalt volumes was primarily due to the divestiture of our paving business in South Texas in May 2021. Average sales prices for asphalt increased 16.7% and 17.5% in the three and nine months ended October 1, 2022, respectively. Revenue for paving and related services in the West segment increased by $32.3 million and $30.6 million in the three and nine months ended October 1, 2022, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended October 1, 2022 was approximately $(10.2) million and $91.0 million, respectively.

East Segment

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Net revenue	$171,446	$231,184	$(59,738)	(25.8)%	$467,471	$573,343	$(105,872)	(18.5)%
Operating income	28,475	45,018	(16,543)	(36.7)%	49,373	69,249	(19,876)	(28.7)%
Operating margin percentage	16.6%	19.5%			10.6%	12.1%
Adjusted EBITDA (1)	$44,119	$69,084	$(24,965)	(36.1)%	$98,949	$138,113	$(39,164)	(28.4)%
Adjusted EBITDA Margin (1)	25.7%	29.9%			21.2%	24.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment decreased $59.7 million and $105.9 million in the three and nine months ended October 1, 2022, respectively, as compared to the same period a year ago, primarily due to three divestitures. In the third quarter of 2022, we completed one divestiture in the East. The decrease in net revenues from divestitures was $68.0 million and $126.3 million in the three and nine months ended October 1, 2022, respectively. Operating income decreased $16.5 million and $19.9 million in the three and nine months ended October 1, 2022, respectively, as supply chain disruptions and inflationary increases in our cost of revenue exceeded our increases in average sales prices. Adjusted EBITDA decreased $25.0 million and $39.2 million in the three and nine months ended October 1, 2022, respectively. Adjusted EBITDA from businesses divested was approximately $16.3 million and $27.6 million in the three and nine months period ended October 1, 2022. Operating income margin decreased to 16.6% from 19.5% and to 10.6% from 12.1% in the three and nine months ended October 1, 2022, respectively, as compared to the same period a year ago. Adjusted EBITDA Margin decreased to 25.7% from

29.9% and to 21.2% from 24.1% in the three and nine months ended October 1, 2022, respectively, as compared to the same period a year ago.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Revenue by product*:
Aggregates	$100,666	$110,822	$(10,156)	(9.2)%	$275,073	$289,588	$(14,515)	(5.0)%
Ready-mix concrete	25,101	44,842	(19,741)	(44.0)%	74,844	118,627	(43,783)	(36.9)%
Asphalt	18,764	48,669	(29,905)	(61.4)%	54,760	93,368	(38,608)	(41.4)%
Paving and related services	40,091	75,293	(35,202)	(46.8)%	100,249	162,342	(62,093)	(38.2)%
Other	8,799	(24,136)	32,935	136.5%	20,138	(28,266)	48,404	171.2%
Total revenue	$193,421	$255,490	$(62,069)	(24.3)%	$525,064	$635,659	$(110,595)	(17.4)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended October 1, 2022 from the three and nine months ended October 2, 2021 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(15.5)%	7.5%	(11.1)%	6.9%
Ready-mix concrete	(47.2)%	6.1%	(40.0)%	5.2%
Asphalt	(60.9)%	17.6%	(45.3)%	16.5%

Revenue from aggregates in the East segment decreased $10.2 million and $14.5 million in the three and nine months ended October 1, 2022, respectively, as compared to the same period a year ago. Aggregate volumes in the three and nine months of 2022 decreased 15.5% and 11.1%, respectively, primarily due to our divestiture program. Excluding the impact of the divestitures, we had further declines due to softness in our residential markets and unfavorable weather conditions. Aggregates organic pricing increased 8.2% and 7.8% in the three and nine months ended October 1, 2022, respectively, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $19.7 million and $43.8 million in the three and nine months ended October 1, 2022, respectively, as compared to the same period in 2021, primarily due to our divestiture program. Our organic ready-mix volumes were down 4.9% and 7.3% in the three and nine month periods ended October 1, 2022, respectively, due to softness in our residential markets and unfavorable weather conditions. Our ready-mix average sales prices increased 6.1% and 5.2%, in the three and nine months ended October 1, 2022, respectively.

Revenue from asphalt decreased $29.9 million and $38.6 million in the three and nine months ended October 1, 2022, respectively, when compared to the same period in 2021, again impacted by divestitures. Asphalt pricing increased 16.5% in the nine months ended October 1, 2022, due to increases in liquid asphalt. Paving and related service revenue decreased $35.2 million and $62.1 million in the three and nine months ended October 1, 2022, respectively, primarily due to our divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended October 1, 2022 was approximately $(146.7) million and $49.8 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Net revenue	$119,915	$92,500	$27,415	29.6%	$259,791	$218,991	$40,800	18.6%
Operating income	35,459	30,012	5,447	18.1%	55,671	45,767	9,904	21.6%
Operating margin percentage	29.6%	32.4%			21.4%	20.9%
Adjusted EBITDA (1)	$46,597	$40,360	$6,237	15.5%	$84,019	$82,281	$1,738	2.1%
Adjusted EBITDA Margin (1)	38.9%	43.6%			32.3%	37.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $27.4 million and $40.8 million primarily due to average price increases of 12.8% and 10.4%, compounded with increased organic cement volumes of 12.4% and 5.1% in the three and nine months ended October 1, 2022, respectively. Our Green America Recycling facility, which provides alternative fuel for one of our plants, is fully operational in 2022; however, the facility was not fully operational in the second quarter of 2021, after its prolonged shutdown due to an explosion in April 2020.

Operating income increased $5.4 million and $9.9 million during the three and nine months ended October 1, 2022, respectively. Adjusted EBITDA increased $6.2 million and $1.7 million and Adjusted EBITDA Margin decreased to 38.9% from 43.6% and decreased to 32.3% from 37.6% in the three and nine months ended October 1, 2022, respectively. Operating income and Adjusted EBITDA benefited from higher levels of average sales price, as well as greater contribution from our recycling plant, which has been in full operation during 2022. Our Adjusted EBITDA margin decreased for the three and nine months ended October 1, 2022, due to increased volume of sales of imported tons, which have lower margins than the sales of manufactured tons, elevated repair and maintenance costs and higher energy costs. Additionally, we received less in insurance proceeds in 2022 than in 2021 related to the recycling plant explosion that occurred in April 2020. In the nine months ended October 1, 2022, we received a $1.7 million related to property, plant and equipment damage. In comparison, in the nine months of 2021, we received $1.2 million in insurance proceeds relative to property, plant and equipment and $7.9 million in business interruption insurance proceeds. In all periods, insurance proceeds relative to property, plant and equipment were recorded as gain on sale of assets and business interruption insurance proceeds were recorded as other income.

Operating margin percentage for the three and nine months ended October 1, 2022 decreased to 29.6% from 32.4% and increased to 21.4% from 20.9%, respectively, from the comparable period a year ago. The increased operating margin for the nine months ended October 1, 2022 was primarily due to increases in our average sales price targeted to exceed inflationary pressures. We continue to sell more imported cement tons in 2022 than we did in 2021, which generates Adjusted EBITDA albeit at lower margins. We expect to import cement throughout the duration of 2022 to keep pace with demand. Production levels in the three and nine month periods ending October 1, 2022 were slightly greater than the comparable periods in 2021.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	October 1, 2022	October 2, 2021	Variance		October 1, 2022	October 2, 2021	Variance
Revenue by product*:
Cement	$115,022	$90,648	$24,374	26.9%	$249,517	$215,024	$34,493	16.0%
Other	4,893	1,852	3,041	164.2%	10,274	3,967	6,307	159.0%
Total revenue	$119,915	$92,500	$27,415	29.6%	$259,791	$218,991	$40,800	18.6%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended October 1, 2022 from the three and nine months ended October 2, 2021 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	12.4%	12.8%	5.1%	10.4%

Revenue from cement increased $24.4 million and $34.5 million in the three and nine months ended October 1, 2022, respectively, due to organic cement pricing gains of 12.8% and 10.4%, coupled with volume increases of 12.4% and 5.1%, respectively.

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

As of October 1, 2022, we had $471.7 million in cash and cash equivalents and $770.5 million of working capital compared to $381.0 million and $560.5 million, respectively, at January 1, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of October 1, 2022 or January 1, 2022. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $324.9 million as of October 1, 2022, which is net of $20.1 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the first nine months of 2022, we repurchased 3.4 million shares of Class A common stock for $101.0 million. As of October 1, 2022, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of October 1, 2022 and January 1, 2022, our long-term borrowings totaled $1.5 billion and $1.6 billion, respectively, for which we incurred $19.6 million and $55.4 million of interest expense for the three and nine months ended October 1, 2022, respectively, and $20.8 million and $63.2 million for the three and nine months ended October 2, 2021, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of October 1, 2022.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of October 1, 2022, we were in compliance with all debt covenants. At October 1, 2022 and January 1, 2022, $1.5 billion and $1.6 billion, respectively, of total debt was outstanding under our respective debt agreements. During the first nine months of 2022, we repaid $95.6 million of our term loan under provisions related to the divestitures of businesses. Should we consummate additional divestitures during the remainder of the year, additional prepayments of the term loan may be required.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended October 1, 2022 and October 2, 2021:

	Summit Inc.
($ in thousands)	October 1, 2022	October 2, 2021
Net cash provided by (used in):
Operating activities	$132,191	$207,373
Investing activities	188,933	(65,316)
Financing activities	(228,687)	(302,092)

Operating activities

During the nine months ended October 1, 2022, cash provided by operating activities was $132.2 million primarily as a result of:

•Net income of $245.6 million, decreased by non-cash expenses, including $160.2 million of depreciation, depletion, amortization and accretion expense and $15.1 million of share-based compensation, offset by the net gain on asset and business divestitures of $180.2 million.
•Billed and unbilled accounts receivable increased by $128.8 million in the first nine months of 2022 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels decreased slightly during the third quarter as business activity increased during the quarter.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $70.2 million of interest payments in the nine months ended October 1, 2022.

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
•Billed and unbilled accounts receivable increased by $105.1 million in the first nine months of 2021 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels decreased during the third quarter as business activity increased during the quarter.
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

Investing activities

During the nine months ended October 1, 2022, cash provided by investing activities was $188.9 million, of which $189.0 million was invested in capital expenditures, which was offset by $373.8 million of proceeds from the sale of three businesses in the East segment, as well as $8.3 million of proceeds from asset sales.

During the nine months ended October 2, 2021, cash used for investing activities was $65.3 million, of which $170.1 million was invested in capital expenditures, which was offset by $103.6 million of proceeds from the sale of businesses, as well as $8.8 million of proceeds from asset sales.

Financing activities

During the nine months ended October 1, 2022, cash used in financing activities was $228.7 million. We made $113.8 million of payments on debt, including the $95.6 million prepayment of the term loan due to our divestiture program, $13.0 million payments on acquisition-related liabilities and used $101.0 million to repurchase shares of Class A common stock.

During the nine months ended October 2, 2021, cash used in financing activities was $302.1 million. We made $323.8 million of payments on debt, including the redemption of $300.0 million of the 2025 Senior Notes in September 2021, received $32.4 million of proceeds from stock option exercises, which was offset by $9.8 million payments on acquisition-related liabilities.

Cash paid for capital expenditures

We paid cash of approximately $189.0 million in capital expenditures in the nine months ended October 1, 2022 compared to $170.1 million in the nine months ended October 2, 2021.

We currently estimate that we will invest between $240 million to $260 million inclusive of spend associated with greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, and outside financing arrangements including our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of October 1, 2022, we had accrued $327.5 million as TRA liability in our consolidated financial statements. We do not expect significant payments on our TRA liability to occur within the next twelve months.

Based upon a $23.96 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended October 1, 2022, and a contractually defined discount rate of 5.78%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $247.4 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of October 1, 2022, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended October 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$76,350	$30,225	$40,748	$(59,672)	$87,651
Interest (income) expense	(4,475)	(2,602)	(5,110)	34,167	21,980
Income tax expense (1)	1,384	—	—	23,445	24,829
Depreciation, depletion and amortization	24,676	15,063	10,879	821	51,439
EBITDA	$97,935	$42,686	$46,517	$(1,239)	$185,899
Accretion	232	382	80	—	694
Loss (gain) on sale of businesses (2)	—	1,005	—	(5,120)	(4,115)
Non-cash compensation	—	—	—	4,902	4,902
Other	114	46	—	(2,652)	(2,492)
Adjusted EBITDA	$98,281	$44,119	$46,597	$(4,109)	$184,888

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended October 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$153,857	$101,680	$70,958	$(80,878)	$245,617
Interest (income) expense	(12,480)	(8,767)	(14,932)	98,907	62,728
Income tax expense (benefit) (1)	2,547	(106)	—	71,592	74,033
Depreciation, depletion and amortization	70,803	47,470	27,760	2,340	148,373
EBITDA	$214,727	$140,277	$83,786	$91,961	$530,751
Accretion	692	1,185	233	—	2,110
Tax receivable agreement expense (1)	—	—	—	954	954
Gain on sale of businesses (2)	—	(42,652)	—	(131,721)	(174,373)
Non-cash compensation	—	—	—	15,058	15,058
Other	198	139	—	(2,652)	(2,315)
Adjusted EBITDA	$215,617	$98,949	$84,019	$(26,400)	$372,185

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended October 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$69,457	$47,924	$34,310	$(76,313)	$75,378
Interest (income) expense	(2,933)	(2,237)	(4,359)	33,663	24,134
Income tax expense (1)	976	119	—	19,418	20,513
Depreciation, depletion and amortization	24,577	22,412	10,324	1,068	58,381
EBITDA	$92,077	$68,218	$40,275	$(22,164)	$178,406
Accretion	219	397	85	—	701
Loss on debt financings	—	—	—	6,016	6,016
(Gain) loss on sale of businesses	(135)	248	—	—	113
Non-cash compensation	—	—	—	4,685	4,685
Other	142	221	—	—	363
Adjusted EBITDA	$92,303	$69,084	$40,360	$(11,463)	$190,284

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended October 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$142,340	$91,928	$65,935	$(190,312)	$109,891
Interest (income) expense	(7,825)	(6,133)	(12,439)	98,933	72,536
Income tax expense (1)	2,360	209	—	30,909	33,478
Depreciation, depletion and amortization	74,634	65,032	28,535	3,273	171,474
EBITDA	$211,509	$151,036	$82,031	$(57,197)	$387,379
Accretion	653	1,274	250	—	2,177
Loss on debt financings	—	—	—	6,016	6,016
Gain on sale of businesses	(408)	(14,911)	—	—	(15,319)
Non-cash compensation	—	—	—	14,875	14,875
Other	(32)	714	—	—	682
Adjusted EBITDA	$211,722	$138,113	$82,281	$(36,306)	$395,810
(1)The reconciliation of net income to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $17.7 million and $55.4 million less than Summit LLC and its subsidiaries in the three and nine months ended October 1, 2022, respectively, and $13.5 million and $21.0 million less in three and nine months ended October 2, 2021, respectively, due to TRA expense and income tax expense which are obligations of Summit Holdings and Summit Inc. and are thus excluded from Summit LLC’s consolidated net income.
(2)The Corporate gain is related to the sale of a business in the East Segment in the three months ended July 2, 2022.

Reconciliation of Working Capital	October 1, 2022	January 1, 2022
($ in thousands)
Total current assets	$1,093,310	$869,610
Less total current liabilities	(322,770)	(309,070)
Working capital	$770,540	$560,540

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
($ in thousands)
Operating income	$127,062	$125,017	$204,003	$195,881
General and administrative expenses	39,959	47,364	139,534	146,454
Depreciation, depletion, amortization and accretion	52,133	59,082	150,483	173,651
Gain on sale of property, plant and equipment	(1,343)	(1,159)	(6,293)	(4,331)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$217,811	$230,304	$487,727	$511,655
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	31.8%	34.8%	28.5%	30.5%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc.

Summit Inc. maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of October 1, 2022. Based upon that evaluation, Summit Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2022, Summit Inc.’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Summit LLC

Summit LLC maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit LLC’s disclosure controls and procedures as of October 1, 2022. Based upon that evaluation, Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2022, Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our equity securities during the quarter ended October 1, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
($ in thousands, except per share amounts)
July 3, 2022 - July 30, 2022	—	$—	—	$202,488
July 31, 2022, 2022 - August 27, 2022	484,842	$30.49	484,842	$187,705
August 28, 2022 - October 1, 2022	1,435,790	$26.95	1,435,790	$149,010
Total	1,920,632		1,920,632
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
(2)The remaining $149.0 million in the table represents the amount available to repurchase shares under our share repurchase program as of October 1, 2022.

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

ITEM  5. OTHER INFORMATION

Mine Safety – Reporting of Shutdowns and Patterns of Violations

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of the issuance of an imminent danger order under Section 107(a) of the Federal Mine Safety and Health Act of 1977 by the Mine Safety and Health Administration (“MSHA”).

On October 31, 2022, during a routine MSHA inspection of the Parley’s Stone Mine near Salt Lake City, Utah, the Inspector observed three miners working at a height of approximately 6 feet to 9 feet from the ground without fall protection and issued a 107(a) order. At this time, appropriate action was taken to alleviate the condition and the 107(a) order was terminated. There were no injuries or damages associated with these findings and the mine was returned to normal operations.

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

3.4
Second Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.4 to the Registrants’ Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-36783))

10.1
Transition and Consulting Agreement by and among Summit Materials, Inc. and Brian J. Harris dated as of September 8, 2022 (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.'s Current Report on Form 8-K filed on September 12, 2022 (File No. 001-36783))

31.1*
Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: November 3, 2022	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Brian J. Harris
Brian J. Harris
Chief Financial Officer
(Principal Financial and Accounting Officer)