Form 10-K
period 2022-12-31
Summit Materials, Inc.; Summit Materials, LLC
filed 2023-02-16
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
1801 California Street, Suite 3500
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of July 2, 2022 was approximately $2.7 billion.
As of February 13, 2023, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,427,867 and 99, respectively.
As of February 13, 2023, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s most recent fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of December 31, 2022, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended December 31, 2022 is that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of December 31, 2022. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.
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
(5)In January 2023, we amended our senior secured revolving credit facility, increasing the total availability to $395.0 million and extending the maturity date to January 2028.

PART I

ITEM 1.    BUSINESS.

Overview

Summit’s vision is to be the most socially responsible, integrated construction materials solution provider, collaborating with stakeholders to deliver differentiated innovations and solve our customers’ challenges. Within our markets, we strive to be a market leader by offering customers a single-source provider for construction materials and related vertically integrated downstream products. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertically integrated business model creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We believe we are a major participant in the U.S. construction materials industry as our sales volumes of aggregates put us in the top 10 of aggregates suppliers, a top 15 cement producer and a major producer of ready‑mix concrete and asphalt paving mix. Our aggregates reserves and resources were 5.7 billion tons as of December 31, 2022. In the year ended December 31, 2022 we sold 59.5 million tons of aggregates, 2.5 million tons of cement, 5.0 million cubic yards of ready-mix concrete and 3.7 million tons of asphalt paving mix across our nearly 400 sites and plants.

In the decade following the great financial crisis, the U.S. economy witnessed a gradual recovery in the private construction market and modest growth in public infrastructure spending. More recently, the U.S. private construction market has grown both nationally and in our markets while public infrastructure spending has been a steady contributor to overall construction market growth. We believe we are well positioned to expand our business by capitalizing on growth in the construction market, but any near-term economic slowdown or recession would challenge our industry growth and, as a result, our growth plans.

Our revenue in 2022 was $2.4 billion with net income attributable to Summit Inc. of $272.1 million. As of December 31, 2022, our total indebtedness outstanding was approximately $1.5 billion.

We anticipate demand to vary by end market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 16% in the U.S. from 2023 to 2027. By fiscal year 2026, The Infrastructure Investment and Jobs Act (the "IIJA") will provide $52.3 billion in funding to Texas, Utah, Kansas and Missouri, our top four states by revenue in 2022. We believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. Historically, infrastructure spending has varied by geography depending on several factors including underlying economic conditions and fiscal health of individual states. Economic conditions in our markets do vary by state, and public infrastructure funding is expected to differ as a result. The public infrastructure market represented approximately 35% of our revenue in 2022.

The private construction market includes residential and nonresidential new construction and the repair and replace market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to decline as compared to historically high levels. Despite this decline, the PCA projects that spending in private nonresidential construction will grow 7% from 2023 to 2027 and we believe residential activity in our key markets will continue to be a driver for volumes in future periods. Growth in private construction spending is influenced by changes in population, employment and general economic activity, among other factors which vary by geography across the United States. The private construction market represented approximately 65% of our revenue in 2022.

We expect continued improvement in pricing, especially in our materials businesses. The United States Geological Survey ("USGS") reports that aggregates pricing has increased in 70 of the last 75 years. Accordingly, we believe that this trend will continue in the future. The PCA estimates that cement consumption will increase approximately 16% in the U.S. from 2023 to 2027, reflecting rising demand in the major end markets. We believe that the increased demand will support higher cement pricing as production capacity in the United States remains tight and the cost of imported cement remains high.

We have supplemented organic growth with acquisitions by strategically targeting attractive, new markets and expanding in existing markets. We consider population trends, employment rates, private and public construction outlook, public funding and various other factors prior to entering a new market. In addition to considering macroeconomic data, we seek to establish, and believe that we have, a top three position in our local markets, which we believe supports improving profit margins and sustainable organic growth. This positioning provides local economies of scale and synergies, which benefits our profitability.

We believe that significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. Our management team maintains contact with hundreds of private companies. These long‑standing relationships have been the primary source for our past acquisitions and, we believe, will continue to be an important source for future acquisitions. We believe we offer a compelling value proposition for private company sellers, including secure ongoing stewardship of their legacy businesses and brands.

We also seek greenfield development opportunities, particularly in our current geographies where we have been unable to identify additional acquisition opportunities at reasonable values. While greenfield development opportunities generally take longer to reach positive cash flows, the return on investment can equal or exceed those of business acquisitions.

In March 2021, we launched our Elevate Summit strategy, which included an initiative to divest of 10 to 12 business units which did not meet certain criteria. Since that time, we have divested 11 businesses, including three businesses in 2022 that resulted in net proceeds of $373.1 million, and cumulatively the 11 divested businesses generated $501.4 million in net proceeds. We plan to continue our efforts to optimize our portfolio, which could include future divestitures.

Our Business Segments

We operate in 22 U.S. states and in British Columbia, Canada and have assets in 21 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West, East and Cement. The platform businesses in the West, East and Cement segments have their own management teams that are responsible for overseeing local operations, implementing commercial and operational best practices, developing growth opportunities and integrating acquired businesses. We seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•West Segment:  Our West segment is comprised of our West and South regions, and includes operations in Texas, Utah, Colorado, Idaho, Wyoming, Oklahoma, Nevada, Arkansas and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of December 31, 2022, the West segment controlled approximately 1.6 billion tons of aggregates reserves and resources and $745.4 million of net property, plant and equipment and inventories (“hard assets”). During the year ended December 31, 2022, approximately 58% of our revenue was generated in the West segment.

•East Segment:  Our East segment is comprised of our East and Central regions, and serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, North Carolina, South Carolina, Georgia and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of December 31, 2022, the East segment controlled approximately 3.5 billion tons of aggregates reserves and resources and $668.2 million of hard assets. During the year ended December 31, 2022, approximately 28% of our revenue was generated in the East segment.

•Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and nine distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants, which have converted all production to lower carbon Portland Limestone Cement, are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel for the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few cement facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of December 31, 2022, the Cement segment controlled approximately 0.6 billion tons of aggregates reserves and resources, which serve its cement business, and $591.2 million of hard assets. During the year ended December 31, 2022, approximately 15% of our revenue was generated in the Cement segment.

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

Federal infrastructure funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act was signed into law on November 15, 2021. The IIJA legislation provides $1.2 trillion in funding over five years from 2022 through 2026, $347.8 billion for highways, and $91.0 billion for transit.

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced primarily by employment prospects, new household formation and mortgage interest rates. In recent years, we have observed migration trends towards rural and exurban U.S. markets, notably in our Texas and Utah markets. Given the high inflationary pressures, and recent increases in mortgage interest rates, we have begun to see a decrease in residential activity, which we expect to continue in 2023.

Nonresidential Construction.  Nonresidential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is customarily driven primarily by population and economic growth, and activity tends to follow residential activity by 12-24 months. Population growth generally spurs demand for stores, shopping centers and restaurants. Economic growth typically creates demand for projects such as hotels, office buildings, warehouses and factories, although growth rates vary across the U.S. The supply of nonresidential construction projects is also affected by other variables, including interest rates and the availability of credit to finance these projects.

Our Competitive Strengths

Leading market positions.  We seek to obtain a top two market share position in our local market areas. We believe we are a top 10 supplier of aggregates, a top 15 producer of cement and a major producer of ready‑mix concrete and asphalt paving mix in the United States by volume. We generally focus on acquiring aggregate-based companies that have leading local market positions, which we seek to enhance by building scale through additional bolt-on acquisitions. The construction materials industry is highly local in nature due to transportation costs from the high weight‑to‑value ratio of the products. Given this dynamic, we believe achieving local market scale provides a competitive advantage that drives growth and profitability for our business. We believe that our ability to prudently acquire, rapidly integrate and improve multiple businesses has enabled, and will continue to enable, our market leadership.

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. Approximately 19% of the aggregates used in our products and services are internally supplied. Our vertically‑integrated business model enables us to operate as a single source provider of materials and paving and related services, creating cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of the value chain, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by providing a greater population of target companies.

Attractive diversity, scale and product portfolio.  We operate in dozens of metropolitan statistical areas across 22 U.S. states and in British Columbia, Canada. In the year ended December 31, 2022, 54% of our operating income increase came from the West segment, 19% from East segment and 27% from the Cement segment, excluding corporate charges. As of December 31, 2022, we had 3.7 billion tons of proven and probable mineral reserves and 1.8 billion tons of measured and indicated mineral resources. We estimate that the useful life of our reserves serving our aggregates and cement businesses are approximately 53 years and 172 years, respectively, based on the average production rates in 2022 and 2021.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2022, we shipped approximately 70-80% of our cement by barge, which is more cost‑effective than truck or rail transport.

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

Experienced and proven leadership driving organic growth, acquisition and optimization strategy. Our management team, including corporate and regional managers, corporate development, finance and legal executives and other heavy side industry operators, has extensive experience in the industry. Our management team has successfully enhanced the operations of acquired companies, focusing on scale advantages, cost efficiencies and price optimization to improve profitability and cash flow. Our management team has undertaken an optimization process whereby we are disposing of certain assets and businesses that are not core to our business, helping our management teams narrow their focus to the highest returning components of our business and serve our broader goal of increasing our return on invested capital.

Our Business Strategy

We believe our integrated business model creates a distinct competitive advantage to support our growth ambitions. We continue to execute on our Elevate Summit Strategy, which has four key themes:

Market Leadership. We expect to create sustainable advantages in suburban and exurban communities that enhance total shareholder value. We believe that our vertical integration of construction materials, products and services is a significant competitive advantage and being materials focused and improving the quality, and sustainability of our earnings will drive share growth in existing markets and enable entry into new markets. A significant portion of materials used to produce our products and provide services to our customers is internally supplied, which enables us to operate as a single source provider of materials, products and paving and related services. This creates cost, convenience and reliability advantages for our customers and enables us to capture additional value throughout the supply chain, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses.

Asset Light Approach. We seek to maximize aggregates pull through in order to improve capital efficiency, and reduce volatility. Our growth has been a result of the successful execution of our materials-led acquisition strategy and implementation of best practices to drive organic growth. We believe we have opportunity for further growth through strategic acquisitions in markets adjacent to our existing markets within the states where we currently operate, as well as into additional states as market and competitive conditions permit. We also believe we can enhance our return on investment by partnering with our customers in asset light partnerships by retaining aggregate supply agreements where possible.

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

Our Industry

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready‑mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately‑held companies focused on a single material, product or market to publicly traded multinational corporations that offer a wide array of construction materials and services. The industry is shaped in part by the distance materials can be transported efficiently, resulting in primarily local or regional operations. Due to the lack of product differentiation, competition for all of our products is predominantly based on price and, to a lesser extent, quality of products and service. Accordingly, our profitability is generally dependent on the level of demand for our materials and products and our ability to control operating costs.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending primarily uses funds from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The IIJA passed in November 2021 provides $1.2 trillion in funding over five years from 2022 through 2026, which includes $347.8 billion for highways, and $91.0 billion for transit.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 24%, 17%, 10% and 10%, respectively, of our total revenue in 2022.

Our Industry and Operations

We do not believe that increases in our prices of materials or products are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

We operate our construction materials, products and paving and related services businesses through local management teams, which work closely with our customers to deliver the materials, products and services that meet each customer’s specific needs for a project. We believe that this strong local branding presence gives us a competitive advantage by allowing us to obtain a unique understanding for the evolving needs of our customers.

We have operations in 22 U.S. states and in British Columbia, Canada. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 31, 2022, approximately 82% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment, and have construction and demolition debris landfills in our West and East segments.

Approximately 67% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 31, 2022. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

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

We mine limestone, gravel, and other natural resources from 125 crushed stone quarries and 107 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of December 31, 2022, we had approximately 5.7 billion tons of reserves and resources of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 5.7 billion tons of aggregates reserves and resources, 2.6 billion, or 46%, are located on owned land and 3.1 billion are located on leased land.

Transportation costs are a major variable in determining the marketing radius for our products. The cost of transporting aggregate products from the plant to the market often equates to or exceeds the sale price of the product at the plant. As a result of the high transportation costs and the large quantities of bulk material that have to be shipped, finished products are typically marketed locally. High transportation costs are responsible for the wide dispersion of production sites. Our transportation costs are also increasing, primarily due to driver shortages and elevated fuel costs. Where possible, construction material producers maintain operations adjacent to highly populated areas to reduce transportation costs and enhance margins. However, more recently, local environmental concerns and a more restrictive permitting and regulatory landscape have been forcing production sites to move further away from the end‑use locations.

Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. Approximately 82% of our aggregates production is sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

Our competitors in aggregates include large vertically‑integrated companies, that have a combined estimated market share of approximately 30%, in addition to various local suppliers.

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

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, and Davenport, Iowa and our nine distribution terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal plant is one of very few with hazardous waste fuel facilities permitted and operating out of over 90 cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. Aligned with our core strategy of sustainability, we converted 100% of our cement production from general use Portland cement to Portland Limestone Cement (PLC) during 2022. Portland Limestone Cement is accepted in all major specifications, approved in all major markets, can be used in all applications in lieu of Portland cement while reducing cement’s embodied CO2 content by up to 10%. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we believe we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive with truck transportation is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located on the Mississippi River, we are able to cost effectively distribute cement from both of our plants by truck, rail and barge directly to customers or to our nine storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are located on the Mississippi River and, consequently, we ship approximately 70-80% of our cement by barge, which is more cost‑effective than truck or rail transport.

The majority of U.S. cement plants are subject to the Portland Cement – Maximum Achievable Control Technology (“PC‑MACT”). Our Hannibal and Davenport cement plants utilize alternative fuels, hazardous and non‑hazardous at Hannibal and non‑hazardous at Davenport, as well as coal, natural gas and petroleum coke and, as a result, are subject to additional standards including the Hazardous Waste Combustor – Maximum Achievable Control Technology (“HWC-MACT”) and Commercial/Industrial Solid Waste Incinerators (“CISWI”) standards, respectively, rather than PC‑MACT standards.

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

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Nevada, Idaho, Oklahoma and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas and Missouri markets and surrounding areas. We operated 69 ready-mix concrete plants and over 700 concrete delivery trucks in the West segment and 22 ready-mix concrete plants and over 150 concrete delivery trucks in the East segment as of December 31, 2022. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations.

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

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. As of December 31, 2022, we operated 26 and 5 asphalt paving mix plants in the West and East segments, respectively. Nearly all of our plants can utilize recycled asphalt pavement.

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

Approximately 67% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

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

Contracts with our customers are primarily fixed price or fixed unit price. Under fixed unit price contracts, we provide materials or services at fixed unit prices (for example, dollars per ton of asphalt placed). While the fixed unit price contract shifts the risk of estimating the quantity of units required for a particular project to the customer, any increase in our unit cost over the bid amount, whether due to inflation, inefficiency, errors in our estimates or other factors, is borne by us unless otherwise provided in the contract. Many of our contracts contain adjustment provisions to account for changes in liquid asphalt prices.

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2022 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather‑related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms, heavy snows, flooding and drought, can adversely affect our business and operations through a decline in the use of our products, demand for our services and our ability to provide our products and services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions.

Backlog

Our products are generally delivered upon receipt of orders or requests from customers, or shortly thereafter. Accordingly, the backlog associated with product sales is converted into revenue within a relatively short period of time. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. Therefore, a period over period increase or decrease of backlog does not necessarily result in a material improvement or a deterioration of our business. Our backlog includes only those products and projects for which we have obtained a purchase order or a signed contract with the customer and does not include products purchased and sold or services awarded and provided within the period.

Subject to applicable contract terms, substantially all contracts in our backlog may be canceled or modified by our customers. Historically, we have not been materially adversely affected by significant contract cancellations or modifications.

Intellectual Property

We do not own or have a license or other rights under any patents that are material to our business.

Corporate Information

Summit Materials, Inc. and Summit Materials, LLC were formed under the laws of the State of Delaware on September 23, 2014 and September 24, 2008, respectively. Our principal executive office is located at 1801 California Street, Suite 3500, Denver, Colorado 80202. Through its predecessor, Summit Inc. commenced operations in 2009 when Summit Holdings was formed. Our telephone number is (303) 893-0012.

Human Capital Resources

As of December 31, 2022, we employed approximately 4,800 employees, of which approximately 4,500 were employed in the United States with the remainder being employed in Canada. Approximately 79% of our employees are hourly workers, with the remainder being salaried. Approximately 10% of our employees are union members, substantially all in our cement division and at our Canadian operations, with whom we believe we enjoy a satisfactory working relationship. Our collective bargaining agreements for employees who are union members generally expire within three years. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring.

Health and Safety: We maintain a safety culture grounded on the premise of striving to eliminate workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. Our goal is to reduce Occupational Safety and Health Administration ("OSHA") recordable incidents each year. During fiscal 2022, our recordable incident rate declined 23% compared to fiscal 2021.

Inclusion and Diversity: We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We have a goal to build a highly engaged team by increasing retention year over year. We achieved gender parity at the Board level with over 50% female Board directors.

Talent Development: We prioritize and invest in creating opportunities to help employees grow and build their careers, through various training and development programs. These include on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.

Compensation and Benefits: In addition to competitive base compensation, we offer incentive plans for both safety and operational results, stock awards, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave programs, and employee assistance programs, among other benefits. Our 401(k) plan covers all U.S. employees, and provides for matching contributions to the plan, including 100% of pre‑tax employee contributions, up to 4% of eligible compensation. Employer contributions vest immediately. During 2021, we implemented an Employee Stock Purchase Plan in which the majority of our employees are eligible to participate.

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

Environmental and Government Regulation

We are subject to federal, state, provincial and local laws and regulations relating to the environment and to health and safety, including noise, discharges to air and water, waste management including the management of hazardous waste used as a fuel substitute in our cement plants, remediation of contaminated sites, mine reclamation, operation and closure of landfills, dust control and zoning, land use and permitting. Our failure to comply with such laws and regulations can result in sanctions such as fines or the cessation of part or all of our operations. From time to time, we may also be required to conduct investigation or remediation activities. There also can be no assurance that our compliance costs or liabilities associated with such laws and regulations or activities will not be significant.

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

Multiple permits are required for our operations, including those required to operate our cement plants, conduct mining activities at our aggregate quarries, operate our ready-mixed concrete plants and lay asphalt. Applicable permits may include conditional use permits to allow us to operate in certain areas absent zoning approval and operational permits governing, among other matters, air and water emissions, dust, particulate matter and storm water management and control. In addition, we are often required to obtain bonding for future reclamation costs, most commonly specific to restorative grading and seeding of disturbed surface areas.

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

Our operations in Kansas include one municipal waste landfill and three construction and demolition debris landfills, and in Colorado, we have a construction and demolition debris landfill. In Vancouver, British Columbia, we operate a landfill site that accepts environmentally clean soil deposits. Among other environmental, health and safety requirements, we are subject to obligations to appropriately close those landfills at the end of their useful lives and provide for appropriate post‑closure care. Asset retirement obligations relating to these landfills are recorded in our consolidated financial statements.

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

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. The strength of the construction industry in turn can be substantially affected by macroeconomic and other factors beyond our control, including changes in general economic conditions, political or social trends and unrest, terrorism or war, and natural, climate-related or man-made disasters and extreme weather conditions. In addition, federal and state budget issues may negatively affect the amount of funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain funding for construction projects, or due to other market factors such as rising interest rates, labor shortages and inflation which have impacted demand more recently and are expected to further impact demand in 2023. In addition, a slow pace of economic activity typically results in delays or cancellations of capital projects.

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

The products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in the use and production of our products, demand for our services and our ability to provide our products and services. Adverse weather conditions such as heavy or sustained rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales, render our contracting operations less efficient or restrict our ability to ship our products. For example, flooding conditions on the Mississippi River have in prior years negatively impacted our operations which affected our financial results. More recently, unusually low water levels on the Mississippi River in late 2022 negatively impacted the shipping of our products as well. Major weather events such as hurricanes, tornadoes, tropical storms, flooding, droughts, wildfires and heavy snows have adversely affected and could adversely affect sales in the near term and may be more severe due to climate change. In particular, our operations in the southeastern and Gulf Coast regions of the United States are at risk for hurricane activity, most notably in August, September and October. For example, in 2017, Hurricane Harvey adversely affected our operations not only during the days immediately before and after the storm, but also in the weeks and months after the storm as our customers recovered and reallocated resources in response to damage caused by the storm.

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

The property and machinery needed to produce our materials and products can be very expensive and can have long lead times to acquire. Therefore, we need to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate our business. Although we believe that our current cash balance, along with our projected internal cash flows and our available financing resources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our business, we may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi‑fixed costs within our business, particularly at our cement production facilities, decreases in volumes could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We also face competition for some of our products from alternative products, new product technologies, different production and distribution processes and alternative business models. For example, our aggregates, ready mixed concrete, and asphalt and paving businesses may compete with recycled asphalt and concrete products that could be used in certain applications instead of new products and our cement operations may compete with international competitors who are importing products into the United States from jurisdictions with lower production and regulatory costs.

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

While we perform significant activities around estimating the quantity and quality of our reserves, if those estimates of reserve quantities and qualities differ significantly from actual results due to unexpected geological conditions, we may exhaust our economically viable aggregates reserves sooner than we expect. If we are unable to acquire replacement aggregate reserves, our financial results may be adversely impacted.

Economic Risks

Our business could be impacted by rising interest rates.

Our operations are highly dependent upon the interest rate-sensitive construction industry. Therefore, our business may decline as a result of rising interest rates and costs.

Notably, demand in the residential construction market in which we sell our aggregates and ready-mix concrete is affected by interest rates which were recently at historically low levels but have been increasing in recent months. There can be no assurance that interest rates will not continue to increase in the future, affecting our business in an adverse manner. While the residential construction market accounted for 30% of our aggregates business and 60% of our ready-mix concrete business in 2022, we expect volume declines in 2023.

Aside from these inherent risks from within our operations, our earnings are also affected by changes in short-term interest rates. However, rising interest rates are not necessarily predictive of weaker operating results.

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

Under U.S. law, annual funding levels for highways is subject to yearly appropriation reviews. This annual review of funding increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi‑year highway projects which could, in turn, negatively affect our sales. We cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. A government shutdown, and other similar budgetary impasses or reductions, may contribute to uncertainty in regard to government spending and may have adverse effects on the economy. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter‑approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. If state tax revenues in Texas, Utah, Kansas and Missouri experience state‑level funding pressures caused by lower tax revenues and an inability to finance approved projects, our revenues could be negatively impacted. Delays or cancellations of state infrastructure spending could have a material adverse effect on our financial condition, results of operations and liquidity.

Our business relies on private investment in infrastructure, and periods of economic stagnation or recession may adversely affect our earnings in the future.

A significant portion of our sales are for projects with non‑public owners whose construction spending is affected by developers’ ability to finance projects. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or in periods of economic stagnation or recession, which could result in delays or cancellations of capital projects. If housing starts, particularly in the Houston and Salt Lake City geographies, and nonresidential projects stagnate or decline, which in some cases we are already starting to experience, sale of our construction materials, downstream products and paving and related services may decline and our financial condition, results of operations and liquidity could be materially adversely affected.

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

Shortages of, or increases in prices for, commodities, labor and other production and delivery inputs, including as a result of inflation, could restrict our ability to operate our business and could have significant impacts on our operating costs.

Shortages of, or increases in prices for, production and delivery inputs, including commodities and labor, and other inputs related to the production and delivery of our products, could adversely affect our business, and have already in certain cases. Our cost of revenue consists of production and delivery inputs, which primarily include labor, utilities, raw materials, fuel, transportation, royalties and other direct costs incurred in the production and delivery of our products and services. Increases in these costs, as a result of general economic conditions, inflationary pressures or otherwise, may reduce our operating margin and adversely affect our financial position if we are unable to hedge or otherwise offset such increases. Specifically, significant increases or fluctuations in the prices of certain energy commodities, including coal, diesel fuel, liquid asphalt and other petroleum-based resources, which we consume significant amounts of in our production and distribution processes, have negatively affected the results of our business operations and may further cause our results to suffer. Additionally, labor is a meaningful component in our ability to operate our business and can have a significant impact on the cost of operating our business. Labor shortages could restrict our ability to operate our business or result in increased labor costs as a result of wage increases due to competition for qualified workers. Increased labor costs, whether due to labor shortages, competition for labor from other industries, changing demographics of the overall work force or otherwise may reduce our operating margin and adversely affect our financial position.

Recent inflation, across several input costs has adversely impacted us. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. Accordingly, substantial inflation may result in a material adverse impact on our costs, profitability and financial result.

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

•to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing coal, diesel, liquid asphalt and cement;

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

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses, including punitive damages, which may not be covered by insurance.

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

We use a combination of third‑party insurance and self‑insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although we seek to minimize our exposure on individual claims, for the benefit of costs savings we have accepted the risk of multiple independent material claims occurring. We estimate the projected losses and liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Any such matters could have a material adverse effect on our financial condition, results of operations and liquidity.

Our debt could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts, which could divert our cash flow from operations to debt payments.

As of December 31, 2022, our total debt was approximately $1.5 billion, which includes $1.0 billion of Senior Notes and $509.6 million of senior secured indebtedness under our senior secured credit facilities and we had an additional $325.2 million of unutilized capacity under our senior secured revolving credit facility (after giving effect to approximately $19.8 million of letters of credit outstanding). In addition, on January 10, 2023, we increased the total aggregate commitments under our senior secured revolving credit facility from $345.0 million to $395.0 million.

Our debt level subjects us to risks with important consequences, including:

•increasing our vulnerability to general economic and industry conditions;

•requiring a significant portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•the deductibility of our interest expense may be currently limited under existing law;

•subjecting us to the risk of increased interest rates as a portion of our borrowings under our senior secured credit facilities are exposed to variable rates of interest;

•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less leverage than we do; and

•making it more difficult for us to make payments on our debt.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. In addition, the indentures that govern the Senior Notes and the amended and restated credit agreement governing our senior secured credit facilities (“Credit Agreement”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

Our senior secured credit facilities include an uncommitted incremental facility that allows us the option to increase the amount available under the term loan facility and/or the senior secured revolving credit facility by the greater of (i) $500.0 million and (ii) an amount equal to our Consolidated EBITDA for the most recently ended test period.

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

•pay cash dividends, redeem our membership interests or make other restricted payments, including purchasing our Class A common stock;

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

We use large amounts of coal, electricity, diesel fuel, liquid asphalt and other petroleum‑based resources that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, liquid asphalt and other petroleum‑based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. For example, during 2022 the cost of coal, diesel fuel and other petroleum-based resources rose sharply. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Our business is subject to evolving corporate governance and corporate disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange (the "NYSE") and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors and employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG and collecting, measuring, and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

We are dependent on information technology systems and infrastructure to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our customers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. Any significant breakdown, invasion, destruction or interruption of our existing or future systems by employees, third parties, vendors, others with authorized access to our systems, or unauthorized persons could negatively affect operations. In addition, future systems upgrades or changes could be time consuming, costly and result in unexpected interruptions or other adverse effects on our business. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, “ransomware” or other malware, denial-of services attacks, hacking, “phishing” attacks, employee or insider error, malfeasance, social engineering, or data leakage of confidential information either internally or at our third‑party providers. In addition, remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks. These risks have also impacted, and may in the future impact the third parties on which we rely, and security measures employed by these third parties may also prove to be ineffective at countering threats.

While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity. Any or our vendors’ and third-party service providers’ failure to maintain the security of the data we are required to protect could result in damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages. While, to date, we have not had a significant cybersecurity breach or attack that has a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

Our current information technology platforms and systems require periodic updating and maintenance. Further, we also undertake activities to replace our current systems with technology we believe to be superior to our existing technology. The cost and effort to implement such changes may be significant, and may be more than we initially estimate. These changes may result in our systems being unavailable from time to time, or may not produce the desired results, which may adversely affect our ability to manage and report our results.

Labor disputes, strikes, other forms of work stoppage or slowdown or other union activities could disrupt operations of our businesses.

As of December 31, 2022, labor unions represented approximately 10% of our total employees, substantially all in our cement division and at our Canadian operations. Our collective bargaining agreements for employees generally expire within three years. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements or adverse labor relations at any of our locations, could lead to strikes, other forms of work stoppage, slowdowns or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

Outbreaks of contagious disease or similar public health threats could materially and adversely affect our business, financial condition and results of operations.

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. For example, the emergence and spread of COVID-19 variants could adversely impact our business and results of operations. Outbreaks of contagious disease, including COVID-19, and other adverse public health developments could affect our business in a number of ways, including but not limited to:

•disruptions or restrictions on our employees’ ability to work effectively due to illness;
•temporary closures or disruptions at our facilities or the facilities of our customers or suppliers could reduce demand for our products or affect our ability to timely meet our customer’s orders and negatively impact our supply chain;
•outbreaks of contagious disease could cause delays or disruptions in our supply chain and we could experience a mining or manufacturing slow-down or seek to obtain alternate sources of supply, which may not be available or may be more expensive; and
•the failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks, transportation service providers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, could have an adverse impact on our business, financial condition or results operations.

The impact of contagious disease or other adverse public health developments could also exacerbate other risks discussed elsewhere in this section of this report, any of which could have a material adverse effect on us.

Tax increases and changes in tax rules may adversely affect our financial results.

As a company conducting business with physical operations throughout the United States and Canada, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.

The Biden administration has announced in 2022 and 2021, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA will become effective beginning in fiscal 2023. While we do not believe the IRA will have a negative impact on our business, the effects of the measures are unknown at this time.

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

The limited partnership agreement of Summit Holdings provides for cash distributions, which we refer to as “tax distributions,” to be made to the holders of the LP Units if it is determined that the income of Summit Inc. will give rise to net taxable income allocable to holders of LP Units. To the extent that future tax distributions Summit Inc. receives exceed the amounts it actually requires to pay taxes and make payments under the TRA, our board of directors has in the past and may in the future cause Summit Inc. to use such excess cash to acquire additional newly-issued LP Units at a per unit price determined by reference to the volume weighted average price per share of the Class A common stock during the five trading days immediately preceding the date of the relevant board action. During the fourth quarter of 2022, Summit Inc. used approximately $59.3 million of such distributions to purchase LP Units. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Dividends.” Any cash used by Summit Inc. to acquire additional LP Units would not then be available to fund cash dividends on the Class A common stock.

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

The actual cash tax savings realized by Summit Inc. under the TRA may be less than the corresponding TRA payments. Further, payments under the TRA may be made years in advance of when the benefits, if any, are realized on our federal and state income tax returns. Accordingly, there may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that Summit Inc. realizes in respect of the tax attributes subject to the TRA and/or distributions to Summit Inc. by Summit Holdings are not sufficient to permit Summit Inc. to make payments under the TRA. Based upon a $28.39 share price of our Class A common stock, which was the closing price on December 30, 2022, and a contractually defined discount rate of 6.48%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $249 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Ownership of Our Class A Common Stock Risks

The market price of shares of our Class A common stock has fluctuated significantly, which could cause the value of your investment to decline.

The market price of our Class A common stock has fluctuated significantly in the past and could be subject to wide fluctuations in the future. During the year ended December 31, 2022, the closing price of our Class A common stock on the NYSE has fluctuated from a low of $21.62 per share to a high of $40.77 per share. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock for a profit.

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

As of December 31, 2022, we had 118,408,655 shares of Class A common stock issued and outstanding, and 881,591,345 shares authorized but unissued. The number of unissued shares includes 1,312,004 shares available for issuance upon exchange of LP Units held by limited partners of Summit Holdings. Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of Summit Holdings permits Summit Holdings to issue an unlimited number of additional limited partnership interests of Summit Holdings with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the LP Units, and which may be exchangeable for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or securities convertible or exchangeable for Class A common stock, or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our Class A common stock. Thus holders of our Class A common stock will bear the risk of our future issuances reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

As of December 31, 2022, we have reserved an aggregate of 17.5 million shares of Class A common stock for issuances under the Amended and Restated Summit Materials, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), including 7.2 million shares were available for grant as of December 31, 2022. In addition, we also have 5.5 million shares of Class A common stock reserved for issuance under the Summit Materials, Inc. 2021 Employee Stock Purchase Plan (“ESPP”) as of December 31, 2022. Lastly, as of December 31, 2022, we had outstanding warrants to purchase an aggregate of 31,519 shares of Class A common stock. Any Class A common stock that we issue, including under our Omnibus Incentive Plan, our ESPP or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding options or warrants, or other securities convertible or exchangeable for Class A common stock would dilute the percentage ownership held by the investors of our Class A common stock and may adversely affect the market price of the shares of our Class A common stock.

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

•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the affirmative vote of a majority in voting power of all the then-outstanding shares of stock of the Corporation entitled to vote thereon.

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

ITEM  1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES.

Properties

In 2022, we moved our headquarters to new office space consisting of 33,191 square feet of office space, which we lease in Denver, Colorado, under a lease expiring on November 30, 2033.

We mine a variety of hard rock materials including limestone, granite, quartzite and unconsolidated materials including clay, sand and gravel at our quarry operations. The aggregates produced at our quarries are utilized as general construction aggregates, bituminous asphalt pavement and ready-mix concrete. Our reserves and resources are across over 230 sites, to which we believe we have adequate road, barge or railroad access.

A map showing the location of all mining properties is below:

We periodically perform sub-surface exploration at most of our sites through drilling methods. At most of our sites, our mining operations are conducted using surface open pit techniques. Mineral resources are defined as having a reasonable prospect of extraction, and is likely to, either in whole or in part, to become economically extractable. Mineral resource estimates were obtained using property boundaries, exploration coverage and regional geologic research. Areas of uneconomically thick overburden or poor aggregate quality rock were defined to the best ability and excluded from reserves or resources areas. Mineral reserves are defined as an estimate of tonnage that can be economically extracted and includes an allowance for losses that may occur when the material is mined or extracted. Mineral reserves estimates were made using similar parameters as for mineral resources. Quantities are counted as reserves based on the nature of the permit, property boundaries, mineral rights and sub-surface exploration. Areas that are not yet permitted or not explored through a drilling campaign are typically excluded from reserves. Due to the nature of our products, we do not perform metallurgical testing, however during exploration, material is tested for construction aggregates and materials or cement suitability.

As of December 31, 2022, we had 3.7 billion tons of proven and probable mineral reserves and 1.8 billion measured and indicated mineral resources. All mineral reserves are reported as saleable tons. All mineral resources are reported as in-situ tons. In total, we owned 46 percent and leased 54 percent of total mineral reserves and resources. We do not consider any of our individual quarrying operations as material for disclosure purposes. We estimate that the useful life of our reserves serving our aggregates and cement businesses are approximately 53 years and 172 years, respectively, based on the average production rates in 2022 and 2021. We obtained technical reports covering each of our mining sites prepared by Continental Placer Inc. as of December 31, 2022. The technical reports were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Modernization Rules”). Inferred resources are defined as a mineral resource for which quantity and grade have been estimated but not yet verified. The terms defined in the table below are defined and used in accordance with the SEC Mining Modernization Rules. By segment, our estimate of proven and probable mineral reserves and measured and indicated mineral resources as of December 31, 2022 are shown in the table below:

	Hard Rock Tons				Sand and Gravel Tons
(tons in thousands)	West	East	Cement	Total	West	East	Cement	Total
Proven Reserves	155,254	1,001,504	492,303	1,649,061	854,397	176,250	—	1,030,647
Probable Reserves	178,613	609,547	10,760	798,920	202,128	37,113	—	239,241
Total Proven and Probable Mineral Reserves	333,867	1,611,051	503,063	2,447,981	1,056,525	213,363	—	1,269,888

Measured Resources	20,675	1,013,110	47,185	1,080,970	118,184	46,420	—	164,604
Indicated Resources	25,000	474,433	—	499,433	19,484	31,779	—	51,263
Total Measured and Indicated Resources	45,675	1,487,543	47,185	1,580,403	137,668	78,199	—	215,867

Inferred Resources	—	121,500	—	121,500	46,918	11,122	—	58,040

	Hard Rock Market Value (1)				Sand and Gravel Market Value (1)
($ in millions)	West	East	Cement (2)	Total	West	East	Cement (2)	Total
Proven Reserves	$1,609	$14,263	$6,342	$22,214	$10,068	$1,488	$—	$11,555
Probable Reserves	1,851	8,681	139	10,671	2,382	313	—	2,695
Total Proven and Probable Mineral Reserves	$3,460	$22,943	$6,480	$32,884	$12,449	$1,801	$—	$14,250

Measured Resources	$214	$14,428	$608	$15,250	$1,393	$392	$—	$1,784
Indicated Resources	259	6,757	—	7,016	230	268	—	498
Total Measured and Indicated Resources	$473	$21,184	$608	$22,266	$1,622	$660	$—	$2,282

Inferred Resources	$—	$1,730	$—	$1,730	$553	$94	$—	$647

(1)    The prices used in estimating the hard rock resources and reserves were determined by using average selling prices ranging from $10.36 to $14.24 per ton, depending on location and market. The prices used in estimating the sand and gravel resources and reserves were determined by using average selling prices ranging from $8.44 to $11.78 per ton, depending on location and market. These prices were selected by the qualified person and are based on our average sales prices per ton realized for the year ended December 31, 2022.
(2)    The reserves and resources presented in the Cement Segment include limestone used in cement production using an average selling price for hard rock of $12.88 per ton for the year ended December 31, 2022.

The following chart summarizes our annual production volumes by segment:

(tons in thousands)	Production Hard Rock Tons				Production Sand and Gravel Tons
Fiscal Year	West	East	Cement	Total	West	East	Cement	Total
2022	11,504	22,572	2,946	37,022	20,954	5,676	—	26,630
2021	10,763	25,338	2,904	39,005	19,127	7,075	—	26,202
2020	8,993	24,663	3,078	36,734	18,180	6,425	—	24,605

As of December 31, 2022, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	88	2	5	67	18
Leased	131	—	4	24	13
Partially owned and leased	13	—	—	—	—
Total	232	2	9	91	31

The following chart summarizes our production and distribution facilities by state as of December 31, 2022:

State	Sand & Gravel	Hard Rock	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arkansas	1	—	—	—	2	—	—
Colorado	27	1	—	9	7	1	3
Florida	—	1	—	—	—	—	—
Georgia	1	4	—	—	—	—	—
Idaho	6	—	—	3	1	—	3
Iowa	—	1	2	—	—	8	1
Kansas	7	47	—	16	—	—	11
Louisiana	—	—	3	—	—	—	—
Minnesota	—	—	2	—	—	—	—
Missouri	2	51	2	6	—	—	6
Nebraska	—	1	—	—	—	—	—
Nevada	1	—	—	3	—	—	—
North Carolina	5	—	—	—	—	—	2
Oklahoma	5	1	—	12	—	—	3
South Carolina	14	2	—	—	—	—	—
Tennessee	—	—	1	—	—	—	—
Texas	17	2	—	23	8	—	15
Utah	18	2	—	19	5	—	4
Virginia	—	9	—	—	5	—	5
Wisconsin	—	—	1	—	—	—	—
Wyoming	1	—	—	—	2	—	2
Total US	105	122	11	91	30	9	55
British Columbia, Canada	2	3	—	—	1	3	6
Total	107	125	11	91	31	12	61
______________________
*Other primarily consists of office space.

Internal Controls Disclosure

The analysis of our reserves and resources has been developed by our personnel in collaboration with Continental Placer Inc. (“CPI”), designated as our qualified person. Our management teams periodically review our reserves by performing sub-surface exploration as part of our mine planning process. Further, we also review and update our mineral resources and reserves as operations progress through our reserves, and as mining permits are submitted for updates and approvals. The modeling and analysis of the Company’s reserves and resources has been developed by Company mine personnel and reviewed by several levels of internal management, including CPI. The development of such reserves and resources estimates, including related assumptions, was a collaborative effort between CPI and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in reserve and resource analysis and modeling.

When determining reserves and resources, as well as the differences between reserves and resources, management developed specific criteria, each of which must be met to qualify as a reserve or resource, respectively. These criteria, such as demonstration of economic viability, legal right to mine, and material quality are specific and attainable. CPI and Company management agree on the reasonableness of the criteria for the purposes of estimating reserves and resources. Calculations using these criteria are either performed or reviewed and validated by CPI.

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

Anne P. Noonan, 59, President and Chief Executive Officer and Director. Ms. Noonan joined the Company in September 2020. Prior to joining the Company, Ms. Noonan served as president and chief executive officer and as a director of OMNOVA Solutions Inc. (“OMNOVA”), a global provider of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses, with manufacturing, technical, and other facilities located in North America, Europe, China, and Thailand, from December 2016 until April 1, 2020 when OMNOVA was acquired by Synthomer plc. Before being appointed President and Chief Executive Officer, Ms. Noonan served as OMNOVA’s President, Performance Chemicals, from 2014 until December 2016. Ms. Noonan previously held several positions of increasing responsibility with Chemtura Corporation, a global specialty chemicals company, from 1987 through 2014, including most recently as senior vice president and president of Chemtura’s Industrial Engineered Products business and Corporate Development function. Ms. Noonan serves on the board of CF Industries Holdings, Inc., a global leader in nitrogen fertilizer manufacturing and distribution.

Karli S. Anderson, 49, Executive Vice President, Chief Environmental, People and ESG Officer. Ms. Anderson joined the Company in 2019 and has served in various roles of increasing responsibility, most recently as the Executive Vice President, Chief Environmental, Social & Governance Officer and Head of Investor Relations after having served as Vice President at Royal Gold, Inc., a precious metals stream and royalty company from 2013 to 2018. Prior to that, Ms. Anderson served in senior investor relations roles at Newmont Mining Corporation and Coeur Mining, and was the Chair of the Board of the Denver Gold Group for six years. Ms. Anderson currently serves on the Board of Westwater Resources where she is the chair of the Compensation Committee and a member of the Audit and Environmental, Health and Safety committees. Ms. Anderson received her Master of Business Administration in finance from the Wharton School at the University of Pennsylvania and her Bachelor of Science from Ohio University. Ms. Anderson is also a National Association of Corporate Directors fellow.

Chris B. Gaskill, 41, Executive Vice President, Chief Legal Officer and Secretary. Mr. Gaskill joined the Company in 2015 and has served in various roles of increasing responsibility, most recently as the Senior Vice President, Deputy General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Gaskill served in senior legal roles at The Western Union Company and Cardinal Health, Inc. Mr. Gaskill began his career at Simpson Thacher & Bartlett, LLP in New York, NY. Mr. Gaskill has a Bachelor of Arts in Government and Legal Studies from Bowdoin College and received his Juris Doctor from the University of Virginia School of Law. He currently serves on the Board of Governors of Colorado Goodwill, one of the state’s largest 501(c)(3) organizations.

Kekin M. Ghelani, 49, Chief Strategy and Growth Officer. Mr. Ghelani joined the Company as Chief Strategy and Growth Officer in May 2022 after serving as Vice President of Strategy, Growth and Ventures of the Water & Protection business unit of DuPont de Nemours, Inc. from 2019 to 2022. From 2013 to 2019, Mr. Ghelani held roles of increasing responsibility at Celanese Corporation, a global chemical and specialty materials company. He has also held senior positions at McKesson Corporation and Honeywell International. Mr. Ghelani received his Master of Business Administration from Emory University and his Bachelor of Science in Mechanical Engineering from the University of South Alabama.

Brian J. Harris, 65, Executive Vice President and Chief Financial Officer. Mr. Harris joined the Company as Chief Financial Officer in October 2013 after having been Executive Vice President and Chief Financial Officer of Bausch & Lomb Holdings Incorporated, a leading global eye health company, from 2009 to 2013. In September 2022, Mr. Harris informed the Company of his intention to retire from the Company and the Board of directors has commenced a search for his successor. From 1990 to 2009, Mr. Harris held positions of increasing responsibility with industrial, automotive, building products and engineering manufacturing conglomerate Tomkins plc, including President of the $2 billion worldwide power transmission business for Gates Corporation, and Senior Vice President for Strategic Business Development and Business Administration, Chief Financial Officer and Secretary of Gates Corporation. Mr. Harris received a Bachelor of Accountancy from Glasgow University and is qualified as a Scottish Chartered Accountant.

PART II

ITEM  5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of February 13, 2023, there were five holders of record of our Class A common stock and 30 holders of record of our Class B common stock.

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

Dividends

On December 29, 2022, Summit Inc. paid a stock dividend of 0.017 shares of its Class A common stock for each then outstanding share of Class A common stock as of the record date of December 15, 2022. Summit Holdings makes cash distributions to Summit Holdings’ LP Unit holders to cover tax obligations arising from allocated taxable income. As an LP Unit holder, Summit Inc. received cash distributions from Summit Holdings in excess of the amount required to satisfy Summit Inc.’s tax obligations. In fiscal 2022, Summit Inc. primarily used the excess cash of approximately $59.3 million to acquire newly-issued LP Units from Summit Holdings. The LP Units were purchased at a per unit price of $29.94, which is the volume weighted average price per share of the Class A common stock for the five trading days ended December 2, 2022. Immaterial cash payments were made in lieu of fractional shares.

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

Issuer Purchases of Equity Securities

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. As of December 31, 2022, approximately $149.0 million remained available for share repurchases under the share repurchase program. Under the repurchase program, we are authorized to repurchase shares from time to time in open market transactions, in privately negotiated transactions or otherwise. The repurchase program does not obligate the Company to acquire any specific dollar amount of Class A common stock and may be suspended or discontinued at any time.

During the quarter ended December 31, 2022, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2022.

ITEM  6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and any factors discussed in the sections entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Historical Consolidated Financial Data,” our audited consolidated annual financial statements and the related notes thereto and other information included in this report. A discussion and analysis of our results of operations and changes in financial condition for fiscal 2021 compared to 2020 may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on February 24, 2022, which discussion is incorporated herein by reference.

Overview

Summit’s vision is to be the most socially responsible, integrated construction materials solution provider, collaborating with stakeholders to deliver differentiated innovations and solve our customers’ challenges. Within our markets, we strive to be a market leader by offering customers a single-source provider for construction materials and related vertically integrated downstream products. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Louisiana. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertically integrated business model creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We are organized into 10 operating companies that make up our three distinct operating segments—West, East and Cement. We operate in 22 U.S. states and in British Columbia, Canada and currently have assets in 21 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we see a positive trend in highway obligations, but headwinds in housing starts.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act (IIJA) was signed into law on November 15, 2021. The IIJA provides $1.2 trillion in funding over five years from 2022 through 2026, which includes $347.8 billion for highways, and $91.0 billion for transit.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 24%, 17%, 10% and 10%, respectively, of our total revenue in 2022. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) Unified Transportation Program is a long-term planning document, released annually, that guides the development of transportation work over ten years. The total ten-year work program for fiscal years 2023-2032 totals $85.1 billion, a 14.3% increase over fiscal years 2022-2031. The first year of the updated plan (fiscal year 2023) calls for $13.6 billion in total spending, a 58% increase over the first year (fiscal year 2022) of the previous plan.

•Total Utah transportation appropriations in fiscal year 2023 is $2.7 billion. Given that the fiscal year 2023 appropriations bill for transportation was passed in February 2022, prior to resolution of the federal appropriations process, the current budget may not fully incorporate increased federal funding under the IIJA.

•For fiscal year 2023, total projected expenditures for Kansas Department of Transportation are $2.2 billion, a 25.4% increase over fiscal 2022. Projected construction expenditures total $1.3 billion, a 29.2% annual increase.

•The state budget for the Missouri Department of Transportation budget grew 11% between fiscal year 2022 and fiscal year 2023, from $3.1 billion to $3.5 billion.

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

Financial Highlights— Year ended December 31, 2022

The principal factors in evaluating our financial condition and operating results for the year ended December 31, 2022 are:

•Net revenue decreased (0.5)% or $10.6 million in 2022 as compared to 2021, primarily resulting from decreases due to divestitures completed in 2022 and 2021 and decreases in organic volumes, mostly offset by increases in average sales prices.
•Our operating income increased 6.3% or $16.0 million in 2022 as compared to 2021, as our increases in revenue slightly trailed inflationary impacts on our cost of revenue, mitigated by $28.9 million decrease in depreciation, depletion, amortization and accretion expenses primarily resulting from our divestitures.
•The Company sold three businesses in the East segment, resulting in cash proceeds of $373.1 million and a total gain on disposition of $172.4 million. We used $95.6 million of proceeds to prepay our term loan related to divestitures of businesses in 2022.

•Average sales price increased 8.2%, 12.0%, 13.3% and 19.0% in aggregates, cement, ready-mix concrete and asphalt, respectively.
•Sales volume decreased 7.3%, 13.5% and 26.4% in aggregates, ready-mix concrete and asphalt, respectively, and increased 4.2% in cement.
•The Company repurchased $101.0 million of our Class A common stock.
•In December 2022, the Company amended and extended our term loan, which resulted in a loss on debt financings of $1.7 million.

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

Revenue derived from paving and related services is recognized using a method similar to the percentage-of-completion method, measured by the cost incurred to date compared to estimated total cost of each project. This method is used because management considers cost incurred to be the best available measure of progress on these contracts. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change over the life of the contract.

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

Operating income (loss) reflects our profit after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and gain on sale of property, plant and equipment. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business, and may also be impacted by acquisition and divestiture activities, depending on the size of the business acquired or divested. During 2022, our general and administrative expenses were not materially impacted by our acquisition or divestiture activity.

The table below includes revenue and operating income by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, loss on debt financings, tax receivable agreement expense, gain on sale of business, other income / expense and taxes.

	Year ended
	December 31, 2022		January 1, 2022		January 2, 2021
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$1,390,307	$181,837	$1,262,061	$171,164	$1,262,196	$176,528
East	664,479	64,567	849,374	90,403	799,633	69,796
Cement	357,736	89,155	298,234	66,131	270,622	55,335
Corporate (1)	—	(66,512)	—	(74,633)	—	(76,486)
Total	$2,412,522	$269,047	$2,409,669	$253,065	$2,332,451	$225,173
______________________
(1)    Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2022	2021	2020
($ in thousands)
Net revenue	$2,222,084	$2,232,696	$2,134,754
Delivery and subcontract revenue	190,438	176,973	197,697
Total revenue	2,412,522	2,409,669	2,332,451
Cost of revenue (excluding items shown separately below)	1,763,177	1,736,410	1,710,654
General and administrative expenses	190,218	196,728	182,873
Depreciation, depletion, amortization and accretion	200,450	229,366	221,320
Gain on sale of property, plant and equipment	(10,370)	(5,900)	(7,569)
Operating income	269,047	253,065	225,173
Interest expense	86,969	92,240	103,595
Loss on debt financings	1,737	6,016	4,064
Tax receivable agreement expense (benefit)	1,566	(6,779)	(7,559)
Loss (gain) on sale of businesses	(172,389)	(20,011)	—
Other income, net	(10,324)	(17,038)	(3,982)
Income from operations before taxes	361,488	198,637	129,055
Income tax expense	85,545	44,356	(12,185)
Net income	$275,943	$154,281	$141,240

Fiscal Year 2022 Compared to 2021

($ in thousands)	2022	2021	Variance
Net revenue	$2,222,084	$2,232,696	$(10,612)	(0.5)%
Operating income	269,047	253,065	15,982	6.3%
Operating margin percentage	12.1%	11.3%
Adjusted EBITDA (1)	$491,476	$520,082	$(28,606)	(5.5)%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the definition of and the reconciliation below of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue decreased $10.6 million in the year ended December 31, 2022, primarily resulting from increases in our average sales prices which were more than offset by a $193.0 million decrease in East net revenues due to divestitures. Of the decrease in net revenue, $61.3 million was from increased sales of materials, offset by $51.0 million from decreased sales of products and $20.9 million from decreased service revenue. We generated organic volume growth of 4.2% in cement, offset by a decrease of 3.6%, 5.2% and 3.3% in aggregates, ready-mix concrete and asphalt, respectively, during 2022 over the prior year period. We had organic price growth in our aggregates, cement, ready-mix and asphalt lines of business of 8.9%, 12.0%, 14.6% and 16.9%, respectively, during 2022.

Operating income increased by $16.0 million in 2022 as compared to 2021, as inflationary increases in cost of revenue, increased repair and maintenance costs from sourcing constraints and higher subcontracting costs were more than offset by revenue growth, lower general and administrative expenses resulting from adjustments to estimates of health care and short term incentive amounts, and a decrease of $28.9 million in depletion, amortization and accretion expenses as a result of our divestitures.

For the year ended December 31, 2022, our operating margin percentage increased from 11.3% to 12.1% compared to the year ended January 1, 2022, due to the items noted above. Adjusted EBITDA, as defined below, decreased by $28.6 million in the year ended December 31, 2022 as compared to the year ended January 1, 2022.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by line of business was as follows:

($ in thousands)	2022	2021	Variance
Revenue by product*:
Aggregates	$718,492	$716,021	$2,471	0.3%
Cement	341,082	292,295	48,787	16.7%
Ready-mix concrete	688,185	702,402	(14,217)	(2.0)%
Asphalt	274,805	333,983	(59,178)	(17.7)%
Paving and related services	500,032	562,905	(62,873)	(11.2)%
Other	(110,074)	(197,937)	87,863	44.4%
Total revenue	$2,412,522	$2,409,669	$2,853	0.1%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended December 31, 2022 and January 1, 2022 were as follows:

	2022		2021
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	59,525	$12.07	64,185	$11.16	(7.3)%	8.2%
Cement	2,533	134.66	2,431	120.24	4.2%	12.0%
Ready-mix concrete	5,043	136.47	5,831	120.47	(13.5)%	13.3%
Asphalt	3,724	72.65	5,062	61.05	(26.4)%	19.0%
______________________
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $2.5 million in the year ended December 31, 2022. We had strong price increases which were mostly offset by decreased aggregate volumes. Aggregate average sales prices of $12.07 per ton increased 8.2% in 2022 as compared to 2021, primarily due to a combination of inflation-justified price increases and an ongoing focus to improve customer mix. Organic aggregate volumes decreased 3.6% in 2022 as compared to 2021, primarily due to moderating demand, as well as unfavorable weather conditions in certain geographies, partially offset by increases in our Virginia and Georgia markets.

Revenue from cement increased $48.8 million in the year ended December 31, 2022. In 2022, organic cement volumes increased 4.2%, reflecting a healthy demand environment, and organic cement average sales prices increased 12.0%, as compared to 2021.

Revenue from ready-mix concrete decreased $14.2 million in the year ended December 31, 2022. In 2022, our organic ready-mix volumes decreased (5.2)% and our organic average sales prices increased 14.6%. The volume decrease in 2022 occurred primarily in our Intermountain West and Kansas markets while our price increase was primarily in the Intermountain West and South Texas markets.

Revenue from asphalt decreased $59.2 million in the year ended December 31, 2022, primarily due to the divestitures in our East segment. Despite the overall decrease in revenue from asphalt, in 2022 organic pricing increased 16.9%, with strong pricing gains in the Virginia, North Texas and Intermountain West geographies. In 2022, organic volumes decreased by 3.3% due to decreases in our North Texas and Virginia markets.

Other Financial Information

Interest expense

In September 2021, we redeemed all $300.0 million 5.125% Senior Notes due 2025 using existing cash on hand. As a result, interest expense in 2022 decreased, partially offset by increased interest expense due to the variable rate of our term loan.

Loss on Debt Financings

In December 2022, we amended and extended our $509.6 million term loan. In connection with this transaction, charges of $1.7 million were recognized for the quarter ended December 31, 2022. The fees included $0.8 million of arrangement and third party fees, $0.4 million for the write-off of unamortized original issue discount and $0.5 million for the write-off of unamortized deferred financing fees.

In September 2021, we redeemed all $300.0 million 5.125% Senior Notes due 2025 using existing cash on hand. In connection with this transaction, charges of $6.0 million were recognized in the quarter ended October 2, 2021. The fees included $3.9 million for the applicable prepayment premium and $2.1 million for the write-off of unamortized deferred financing fees.

In August 2020, we issued $700 million of 5.25% Senior Notes due 2029 (the "2029 Notes"), resulting in net proceeds of $690.4 million, after related fees and expenses. The proceeds from the 2029 Notes were used to redeem the $650 million of 6.125% Senior Notes due 2023 (the "2023 Notes") at par. In connection with that transaction, charges of $4.1 million were recognized in the quarter ended September 26, 2020. The fees included $0.8 million for the write-off of unamortized original issue discount and $3.3 million for the write-off of unamortized deferred financing fees.

Gain on Sale of Businesses

We continue to make progress on our strategy to divest certain businesses through portfolio optimization. In 2022, we sold three businesses in the East segment, resulting in cash proceeds of $373.1 million and a net gain on disposition of businesses of $172.4 million. In 2021, we sold seven businesses in the East segment and one business in the West segment, resulting in total cash proceeds of $128.3 million and a net gain on disposition of businesses of $20.0 million.

Tax Receivable Agreement Expense (Benefit)

Our TRA expense (benefit) for the years ended December 31, 2022 and January 1, 2022 was $1.6 million and $(6.8) million, respectively. Each year, we update our estimate as to when TRA payments will be made. When payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under Internal Revenue Service ("IRS") regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of updated state income tax rate, and the timing of expected utilization of attributes noted above, we adjusted our TRA liability by the amounts noted above.

Income Tax Expense (Benefit)

Our income tax expense was $85.5 million for the year ended December 31, 2022 as compared to income tax expense of $44.4 million for the year ended January 1, 2022. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) state taxes, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) differences between book and tax basis for divested businesses and (4) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of December 31, 2022 and January 1, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.7 million against our deferred tax assets, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2022	2021	Variance
Net revenue	$1,272,041	$1,169,466	$102,575	8.8%
Operating income	181,837	171,164	10,673	6.2%
Operating margin percentage	14.3%	14.6%
Adjusted EBITDA (1)	$280,557	$271,560	$8,997	3.3%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure below.

Net revenue in the West segment increased $102.6 million in the year ended December 31, 2022, due to net revenue increases across all lines of business. Organic aggregate volumes decreased 1.3% in 2022 as compared to 2021, while organic aggregates average sales prices increased 10.4%, as price increases were implemented across all geographies to help offset inflationary factors. Organic ready-mix concrete volumes decreased 4.2% and our organic ready-mix concrete average sales prices increased 14.3%. Construction activity appears to be slowing, to varying degrees, across residential markets, including in our two largest, Houston and Salt Lake City, as home builders anticipate lower demand due to higher interest rates and inflationary pressures. We continue to monitor that activity given increases in mortgage rates and other inflationary concerns that impact residential markets.

The West segment’s operating income increased $10.7 million and Adjusted EBITDA increased $9.0 million in the year ended December 31, 2022. The increases in operating income and Adjusted EBITDA in 2022 occurred primarily due to increases in average sales prices for aggregates and ready-mix concrete. The operating margin percentage in the West segment decreased slightly in 2022 as compared to 2021, due to the aggregate product mix in Texas as well as ongoing input cost inflation.

Gross revenue by product/service was as follows:

($ in thousands)	2022	2021	Variance
Revenue by product*:
Aggregates	$360,531	$330,678	$29,853	9.0%
Ready-mix concrete	592,306	541,003	51,303	9.5%
Asphalt	213,617	205,971	7,646	3.7%
Paving and related services	388,280	347,053	41,227	11.9%
Other	(164,427)	(162,644)	(1,783)	(1.1)%
Total revenue	$1,390,307	$1,262,061	$128,246	10.2%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing comparing 2022 to 2021 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	(1.3)%	10.4%
Ready-mix concrete	(4.2)%	14.3%
Asphalt	(10.2)%	17.7%

Revenue from aggregates in the West segment increased $29.9 million in 2022 over 2021, due to an increase in aggregates sales pricing. Aggregates pricing in 2022 increased 10.4% when compared to 2021, as we implemented price increases in all our markets. Aggregates volumes decreased slightly in 2022.

Revenue from ready-mix concrete in the West segment increased $51.3 million in 2022 over 2021. For the year ended December 31, 2022, organic ready-mix concrete prices increased 14.3%, as price increases were implemented to mitigate higher costs of labor, materials and transportation. For the year ended December 31, 2022, our ready-mix concrete organic volumes decreased 4.2% as residential volumes began to slow in our Houston and Salt Lake City markets.

In May 2021, we divested our paving business in Texas, which reduced our volumes subsequent to the closing date. As a result, asphalt volumes decreased 10.2% in 2022. However, revenue from asphalt in the West segment increased $7.6 million in 2022, as increases in average sales prices for asphalt of 17.7% more than offset the volume decline. Gross revenue for paving and related services in the West segment increased by $41.2 million in 2022, primarily due to increased demand.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 31, 2022 was approximately $(42.3) million and $131.1 million, respectively.

East Segment

($ in thousands)	2022	2021	Variance
Net revenue	$592,307	$764,996	$(172,689)	(22.6)%
Operating income	64,567	90,403	(25,836)	(28.6)%
Operating margin percentage	10.9%	11.8%
Adjusted EBITDA (1)	$129,203	$181,483	$(52,280)	(28.8)%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the East segment decreased $172.7 million in 2022 over 2021, primarily due to a $193.0 million decrease from divestitures. Increases in average selling prices in all of our markets was more than offset by the volume declines from our divestiture program.

Operating income in the East segment decreased $25.8 million, due to the divestitures noted above, and incrementally, supply chain disruptions and inflationary increases beyond our increases in average sales prices. Adjusted EBITDA decreased $52.3 million in 2022 over 2021, primarily due to a decrease of $41.2 million from divestitures. Operating margin percentage in 2022 decreased to 10.9% from 11.8% in 2021, due to the items noted above.

Gross revenue by product/service was as follows:

($ in thousands)	2022	2021	Variance
Revenue by product*:
Aggregates	$357,961	$385,343	$(27,382)	(7.1)%
Ready-mix concrete	95,879	161,399	(65,520)	(40.6)%
Asphalt	61,188	128,012	(66,824)	(52.2)%
Paving and related services	111,752	215,852	(104,100)	(48.2)%
Other	37,699	(41,232)	78,931	191.4%
Total revenue	$664,479	$849,374	$(184,895)	(21.8)%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2022 as compared to 2021 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	(13.4)%	7.3%
Ready-mix concrete	(44.1)%	6.4%
Asphalt	(54.7)%	17.3%

Revenue from aggregates in the East segment decreased $27.4 million in the year ended December 31, 2022. Aggregate volumes in 2022 decreased 13.4%, primarily due to our divestiture program. Excluding the impact of the divestitures, we had further declines due to softness in our residential markets and unfavorable weather conditions. Aggregates pricing increased 7.3% in 2022 due to increases in all of our markets.

Revenue from ready-mix concrete in the East segment decreased $65.5 million in 2022, primarily due to our divestiture program. In 2022, organic ready-mix concrete volumes decreased 11.0% due to softness in our residential markets and unfavorable weather conditions. Organic ready-mix average sales prices increased 15.7% due to pricing gains in almost all of our markets.

Revenue from asphalt decreased $66.8 million in 2022, primarily due to divestitures. Asphalt pricing increased 17.3% in 2022, due to increases in liquid asphalt. Paving and related service revenue decreased $104.1 million in 2022, primarily due to our divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 31, 2022 was approximately $(232.3) million and $72.6 million, respectively.

Cement Segment

($ in thousands)	2022	2021	Variance
Net revenue	$357,736	$298,234	$59,502	20.0%
Operating income	89,155	66,131	23,024	34.8%
Operating margin percentage	24.9%	22.2%
Adjusted EBITDA (1)	$125,582	$117,159	$8,423	7.2%
______________________
(1)Adjusted EBITDA is a non-GAAP measure that we find helpful in monitoring the performance of our business. See the reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, below.

Net revenue in the Cement segment increased $59.5 million in 2022 over 2021, primarily due to increased organic cement volumes of 4.2% and increased organic average selling prices of 12.0%. Our Green America Recycling facility, which provides alternative fuel for one of our plants, was fully operational in 2022; however, the facility was only fully operational for the last half of 2021, after its prolonged shutdown due to an explosion in April 2020.

The Cement segment’s operating income increased $23.0 million in 2022 and Adjusted EBITDA increased $8.4 million in 2022. In 2022, we received $1.7 million in insurance proceeds related to property, plant and equipment that was destroyed in the recycling plant explosion that occurred in April 2020. In 2021, we received insurance proceeds of $1.2 million related to property, plant and equipment, and $9.8 million related to business interruption. In all periods, insurance proceeds relative to property, plant and equipment were recorded as gain on sale of assets and business interruption insurance proceeds were recorded as other income.

Operating margin percentage for the year ended December 31, 2022 increased to 24.9% from 22.2% in the prior year, due to the same factors noted above, as well as more depreciation, depletion, amortization and accretion expense was capitalized into inventory in 2022 than in 2021. Lastly, during 2022, 15% of our sales volumes were of imported cement, as compared to 6% in 2021. Sales of imported cement generates Adjusted EBITDA at lower margins than manufactured cement. Production of cement in 2022 was 3.6% higher than it was in 2021.

Gross revenue by product was as follows:

($ in thousands)	2022	2021	Variance
Revenue by product*:
Cement	$341,082	$292,295	$48,787	16.7%
Other	16,654	5,939	10,715	180.4%
Total revenue	$357,736	$298,234	$59,502	20.0%
______________________
*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2022 from 2021 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	4.2%	12.0%

Revenue from cement increased $48.8 million in 2022, due to increased volumes of 4.2% and increased pricing of 12.0%.

Liquidity and Capital Resources

Our primary sources of liquidity include cash on-hand, cash provided by operations, amounts available for borrowing under our senior secured credit facilities and capital-raising activities in the debt and capital markets. In addition to our current sources of liquidity, we have access to liquidity through public offerings of shares of our Class A common stock. To facilitate such offerings, in January 2023, we filed a shelf registration statement with the SEC that will expire in January 2026. The amount of Class A common stock to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific limit on the amount we may issue. The specifics of any future offerings, along with the use of the proceeds thereof, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

As of December 31, 2022, we had $520.5 million in cash and cash equivalents and $762.5 million of working capital as compared to $381.0 million and $560.5 million, respectively, at January 1, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of December 31, 2022 or January 1, 2022.

Our remaining borrowing capacity on our $345.0 million senior secured revolving credit facility as of December 31, 2022 was $325.2 million, which is net of $19.8 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement. In January 2023, we amended our senior secured revolving credit facility, increasing the total availability to $395.0 million and extending the maturity date to January 2028.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the first nine months of 2022, we repurchased 3.4 million shares of Class A common stock for $101.0 million. As of December 31, 2022, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

Our acquisition strategy has historically required us to raise capital through equity issuances or debt financings. As of December 31, 2022 and January 1, 2022, our long-term borrowings totaled $1.5 billion and $1.6 billion, for which we incurred $77.0 million and $80.3 million of interest expense, respectively. Our senior secured revolving facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the revolving credit facility as of December 31, 2022.

For details regarding certain other material cash requirements from known contractual and other obligations see “—Contractual Obligations” below.

During 2022, we also received $373.1 million in proceeds from divestitures as part of our Elevate Summit strategy. Management will continue to optimize the portfolio, which could include future divestitures.

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

For the years ended December 31, 2022 and January 1, 2022, our Consolidated First Lien Net Leverage Ratio was 0.01 to 1.00 and 0.50 to 1.00, respectively, based on consolidated first lien net debt of $3.2 million and $261.6 million as of December 31, 2022 and January 1, 2022, respectively, divided by Further Adjusted EBITDA of $493.0 million and $520.3 million for the years ended December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022 and January 1, 2022, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2022	2021	2020
Net income	$275,943	$154,281	$141,240
Interest expense	86,969	92,240	103,595
Income tax expense (benefit)	85,545	44,356	(12,185)
Depreciation, depletion, and amortization	197,837	226,442	218,682
EBITDA	$646,294	$517,319	$451,332
Accretion	2,613	2,924	2,638
Loss on debt financings	1,737	6,016	4,064
Tax receivable agreement expense (benefit)	1,566	(6,779)	(7,559)
Gain on sale of business	(172,389)	(20,011)	—
Non-cash compensation(a)	18,347	19,705	28,857
Other(b)	(6,692)	908	2,957
Adjusted EBITDA	$491,476	$520,082	$482,289
Transaction costs(c)	3,358	3,252	2,747
EBITDA for certain acquisitions, net of divestitures(d)	(1,827)	(2,992)	11,448
Further Adjusted EBITDA	$493,007	$520,342	$496,484
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

At December 31, 2022 and January 1, 2022, $1.5 billion and $1.6 billion of total debt was outstanding under our respective debt agreements, respectively. During 2022, we repaid $95.6 million of our term loan under provisions related to the divestitures of businesses. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $509.6 million and revolving credit commitments in an aggregate amount of $395.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral for the Senior Secured Credit Facilities.

Senior Notes

On September 27, 2021, Summit LLC and Summit Finance (together, the “Issuers”) redeemed all $300.0 million in aggregate principal amount of their 5.125% senior notes due June 1, 2025 (“2025 Notes”) using existing cash on hand at a price equal to par plus an applicable premium and the indenture under which the 2025 Notes were issued was satisfied and discharged. As a result of the redemption, charges of $6.0 million were recognized in the quarter ended October 2, 2021, which included charges of $3.9 million for the applicable redemption premium and $2.1 million for the write-off of the deferred financing fees.

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

Senior Secured Credit Facilities

On December 14, 2022, Summit Materials, LLC entered into Amendment No. 5 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things, (a) refinanced the existing $509.6 million of existing term loans with new term loans under the Term Loan Facility bearing interest, at Summit LLC’s option, based on either the base rate or Term SOFR rate and an applicable margin of (i) 2.00% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 3.00% per annum with respect to Term SOFR borrowings, with a SOFR adjustment of 0.10% per annum and a floor of zero, and (b) extended the maturity date to December 14, 2027.

On January 10, 2023, Summit Materials, LLC entered into Amendment No. 6 to the Credit Agreement, which among other things, increased the maximum amount available to $395.0 million and extended the maturity date to January 10, 2028. The revolving credit agreement bears interest per annum equal to a Term SOFR Rate with a SOFR adjustment of 0.10% per annum and a floor of zero.

There were no outstanding borrowings under the revolving credit facility as of December 31, 2022 or January 1, 2022. As of December 31, 2022, we had remaining borrowing capacity of $325.2 million under the revolving credit facility, which is net of $19.8 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 31, 2022 and January 1, 2022, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

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
Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.		Summit LLC
($ in thousands)	2022	2021	2022	2021
Net cash provided by (used in):
Operating activities	$284,098	$361,929	$283,553	$361,929
Investing activities	95,822	(91,248)	95,822	(91,248)
Financing activities	(238,993)	(307,927)	(238,448)	(307,927)

Operating Activities

During the year ended December 31, 2022, cash provided by operating activities was $284.1 million primarily as a result of:

•Net income of $275.9 million, adjusted for $117.6 million of non-cash expenses, including $212.5 million of depreciation, depletion, amortization and accretion, $18.3 million of share-based compensation and $69.6 million of change in deferred tax asset, net, offset by the net gain on asset and business divestitures of $182.3 million.

•Billed and unbilled accounts receivable decreased by $5.8 million in fiscal 2022 as a result of our sales in the latter part of 2022 exceeding those levels of 2021.

•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $76.3 million of interest payments in 2022.

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

Investing Activities

During the year ended December 31, 2022, cash provided by investing activities was $95.8 million, resulting from $373.1 million of proceeds from the sale of businesses, which more than offset $22.7 million related to acquisitions completed in the period and $266.7 million was invested in capital expenditures. In addition, during 2022, we received $15.4 million of proceeds from asset sales.

During the year ended January 1, 2022, cash used for investing activities was $91.2 million, of which $19.5 million related to acquisitions completed in the period and $212.0 million was invested in capital expenditures, which was offset by $128.3 million of proceeds from the sale of businesses, as well as $11.7 million of proceeds from asset sales.

Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $239.0 million. We made $122.5 million of payments on debt, including the $95.6 million prepayment of the term loan due to our divestiture program, $13.4 million of payments on acquisition related liabilities and used $101.0 million to repurchase shares of Class A common stock.

During the year ended January 1, 2022, cash provided by financing activities was $307.9 million. We made $329.0 million of payments on debt, including the redemption of $300.0 million of the 2025 Senior Notes in September 2021, received $32.5 million of proceeds from stock option exercises, which was offset by $10.4 million of payments on acquisition related liabilities.

Cash Paid for Capital Expenditures

We expended approximately $266.7 million in capital expenditures for the year ended December 31, 2022 compared to $212.0 million in the year ended January 1, 2022.

We estimate that we will invest between $220 million and $240 million in capital expenditures in 2023, which includes greenfield development projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of December 31, 2022, we had accrued $328.4 million as TRA liability. Of the total TRA liability, $0.5 million is expected to be paid in the next twelve months.

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

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $28.39 per share price of our Class A common stock, the closing price of our stock on December 31, 2022 and a contractually defined discount rate of 6.48%, we estimate that if we were to exercise our right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $249 million.

Contractual Obligations

The following table presents, as of December 31, 2022, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$1,509,560	$5,096	$3,822	$6,369	$5,096	$789,177	$700,000
Finance lease obligations	15,520	7,443	2,829	2,415	990	760	1,083
Operating lease obligations	53,375	9,061	7,996	6,199	4,959	4,154	21,006
Interest payments (1)	518,674	97,024	91,947	98,007	94,229	82,342	55,125
Acquisition-related liabilities	60,429	13,887	7,725	7,901	7,040	5,984	17,892
Royalty payments	191,872	10,794	10,431	10,202	9,060	8,468	142,917
Asset retirement obligation payments	124,882	4,405	5,920	3,868	3,680	1,367	105,642
Purchase commitments (2)	62,237	51,072	11,165	—	—	—	—
Payments pursuant to tax receivable agreement (3)	328,356	543	6,431	6,710	36,368	57,527	220,777
Other	5,686	4,896	753	37	—	—	—
Total contractual obligations	$2,870,591	$204,221	$149,019	$141,708	$161,422	$949,779	$1,264,442
______________________
(1)Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 31, 2022 and may differ from actual results.
(2)Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.
(3)The total amount payable under our TRA is estimated at $328.4 million as of December 31, 2022. Under the terms of the TRA, payment of amounts benefiting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.
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

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 31, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$196,586	$118,635	$110,017	$(149,295)	$275,943
Interest (income) expense	(17,123)	(11,857)	(20,463)	136,412	86,969
Income tax expense (benefit) (1)	3,025	(106)	—	82,626	85,545
Depreciation, depletion and amortization	96,939	61,697	35,968	3,233	197,837
EBITDA	$279,427	$168,369	$125,522	$72,976	$646,294
Accretion	953	1,600	60	—	2,613
Loss on debt financings	—	—	—	1,737	1,737
Tax receivable agreement expense (1)	—	—	—	1,566	1,566
Gain on sale of businesses (2)	—	(40,952)	—	(131,437)	(172,389)
Non-cash compensation	—	—	—	18,347	18,347
Other	177	186	—	(7,055)	(6,692)
Adjusted EBITDA	$280,557	$129,203	$125,582	$(43,866)	$491,476

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$181,253	$122,321	$95,352	$(244,645)	$154,281
Interest (income) expense	(11,460)	(8,872)	(17,217)	129,789	92,240
Income tax expense (1)	2,697	114	—	41,545	44,356
Depreciation, depletion and amortization	98,596	84,912	38,685	4,249	226,442
EBITDA	$271,086	$198,475	$116,820	$(69,062)	$517,319
Accretion	874	1,711	339	—	2,924
Loss on debt financings	—	—	—	6,016	6,016
Tax receivable agreement benefit (1)	—	—	—	(6,779)	(6,779)
Gain on sale of businesses	(355)	(19,656)	—	—	(20,011)
Non-cash compensation	—	—	—	19,705	19,705
Other	(45)	953	—	—	908
Adjusted EBITDA	$271,560	$181,483	$117,159	$(50,120)	$520,082

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 2, 2021
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$178,460	$74,781	$69,484	$(181,485)	$141,240
Interest (income) expense (1)	(5,447)	(3,156)	(13,795)	125,993	103,595
Income tax expense (benefit)	4,287	(283)	—	(16,189)	(12,185)
Depreciation, depletion and amortization	93,279	84,504	36,917	3,982	218,682
EBITDA	$270,579	$155,846	$92,606	$(67,699)	$451,332
Accretion	587	1,701	350	—	2,638
Loss on debt financings	—	—	—	4,064	4,064
Tax receivable agreement expense (1)	—	—	—	(7,559)	(7,559)
Non-cash compensation	—	—	—	28,857	28,857
Other (2)	(114)	4,728	—	(1,657)	2,957
Adjusted EBITDA	$271,052	$162,275	$92,956	$(43,994)	$482,289
______________________
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $70.2 million and $16.7 million less and 20.5 million more than Summit LLC and its subsidiaries in the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.
(2)The Corporate gain is related to the sale of businesses in the East Segment in 2022.

Reconciliation of Working Capital	2022	2021
($ in thousands)
Total current assets	$1,018,376	$869,610
Less total current liabilities	(255,847)	(309,070)
Working capital	$762,529	$560,540

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2022	2021	2020
($ in thousands)
Operating income	$269,047	$253,065	$225,173
General and administrative expenses	190,218	196,728	182,873
Depreciation, depletion, amortization and accretion	200,450	229,366	221,320
Gain on sale of property, plant and equipment	(10,370)	(5,900)	(7,569)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$649,345	$673,259	$621,797
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	29.2%	30.2%	29.1%
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

We paid cash of $22.7 million and $19.5 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 31, 2022 and January 1, 2022, respectively.

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

The annual goodwill test is performed by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, a Step-1 approach is performed to quantitatively compare each reporting unit’s fair value to its carrying value. The Step-1 analysis fails when a report unit's carrying value is in excess of its fair value, resulting in an impairment loss.

Under the quantitative impairment test, Step-1 of the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow (“DCF”) model to estimate the current fair value of our reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including macroeconomic trends in the reporting unit’s geographic area impacting private construction and public infrastructure industries, the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future sales and the appropriate interest rate used to discount the projected cash flows. We also perform a market assessment of our enterprise value. We believe the estimates and assumptions used in the valuations are reasonable.

In 2022, in conjunction with our annual review of goodwill on the first day of the fourth quarter, we selected a Step-1 approach for all of our reporting units. As of December 31, 2022, we determined that no events or circumstances from October 3, 2022 through December 31, 2022 indicated that a further assessment was necessary.

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

Collectability of service contracts is due reasonably after certain milestones in the contract are performed. Milestones vary by project, but are typically calculated using monthly progress based on a percentage of completion or a customer’s engineer review of progress. The majority of the time, collection occurs within 90 days of billing and cash is received within the same fiscal year as services performed. On most projects the customer will withhold a portion of the invoice for retainage which may last longer than a year depending on the job.

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

Our method, which is similar to the percentage of completion method of accounting, involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 31, 2022.

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

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts on a method similar to the percentage of completion method for which billings had not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at the balance sheet date are expected to be billed in following periods. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

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

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production, natural gas for hot mix asphalt production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Changes in oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represented approximately 15.7% of our consolidated revenue in 2022. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

For the year ended December 31, 2022, our costs associated with liquid asphalt and energy amounted to approximately $282.2 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $28.2 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before December 31, 2022.

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

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2022 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

As of December 31, 2022, we had $509.6 million in term loans outstanding which bear interest at a variable rate. As of December 31, 2022, the rate in effect was SOFR of 4.51%, plus a floor of 3.00% and 0.10% SOFR adjustment rate. Therefore, a 100 basis point increase in the interest rate at December 31, 2022 would only have increased the all-in rate from 7.61% to 8.61%, the effect of which would have been an increase of $5.1 million on annual interest expense.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue recognized over time on paving and related services contracts
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company earns revenue from providing paving and related services, which are recognized over time as performance obligations are satisfied. The Company recognizes paving and related services revenue as services are rendered based on the proportion of costs incurred to date relative to total estimated costs to complete. For the year ended December 31, 2022, the Company recognized service revenue related to paving and related services of $289 million.

We identified the assessment of revenue recognized over time on paving and related services contracts in-progress as a critical audit matter. Paving and related services contracts in-progress required challenging auditor judgment to evaluate the forecast of remaining costs to complete, which had a significant impact on the amount of revenue recognized during the period.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process related to paving and related services, including controls over the forecasting of estimated costs to complete. We selected a sample of in-progress paving and related services costs incurred and compared the amounts and dates incurred to underlying supporting documentation. We analyzed prior year end in-progress contracts that were completed in the current year to evaluate the Company’s ability to accurately estimate paving and related services contract forecasted costs to complete. For certain contracts, we evaluated the estimated costs to complete by performing project manager interviews to obtain an understanding of the facts and circumstances of each selected contract, including changes in scope to the contract, additional estimated costs to complete, and expected completion date. For certain contracts, we also confirmed with the Company’s customers that the original contract amount, terms of the contract, modifications and billings to the customer were accurate.

 /s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Denver, Colorado
February 16, 2023

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and January 1, 2022
(In thousands, except share and per share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$520,451	$380,961
Accounts receivable, net	256,669	287,226
Costs and estimated earnings in excess of billings	6,510	7,600
Inventories	212,491	180,760
Other current assets	20,787	11,827
Current assets held for sale	1,468	1,236
Total current assets	1,018,376	869,610
Property, plant and equipment, net	1,813,702	1,842,908
Goodwill	1,132,546	1,163,750
Intangible assets, net	71,384	69,396
Deferred tax assets	136,986	204,566
Operating lease right-of-use assets	37,889	30,150
Other assets	44,809	58,745
Total assets	$4,255,692	$4,239,125
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$5,096	$6,354
Current portion of acquisition-related liabilities	13,718	13,110
Accounts payable	104,031	128,232
Accrued expenses	119,967	147,476
Current operating lease liabilities	7,296	6,497
Billings in excess of costs and estimated earnings	5,739	7,401
Total current liabilities	255,847	309,070
Long-term debt	1,488,569	1,591,019
Acquisition-related liabilities	29,051	33,369
Tax receivable agreement liability	327,812	326,548
Noncurrent operating lease liabilities	35,737	28,880
Other noncurrent liabilities	106,686	127,027
Total liabilities	2,243,702	2,415,913
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,408,655 and 118,705,108 shares issued and outstanding as of December 31, 2022 and January 1, 2022, respectively	$1,185	$1,188
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of December 31, 2022 and January 1, 2022	—	—
Additional paid-in capital	1,404,122	1,326,340
Accumulated earnings	590,895	478,956
Accumulated other comprehensive income	3,084	7,083
Stockholders’ equity	1,999,286	1,813,567
Noncontrolling interest in Summit Holdings	12,704	9,645
Total stockholders’ equity	2,011,990	1,823,212
Total liabilities and stockholders’ equity	$4,255,692	$4,239,125

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(In thousands, except share and per share amounts)

	2022	2021	2020
Revenue:
Product	$1,933,530	$1,923,285	$1,824,679
Service	288,554	309,411	310,075
Net revenue	2,222,084	2,232,696	2,134,754
Delivery and subcontract revenue	190,438	176,973	197,697
Total revenue	2,412,522	2,409,669	2,332,451
Cost of revenue (excluding items shown separately below):
Product	1,344,944	1,314,416	1,254,849
Service	227,795	245,021	258,108
Net cost of revenue	1,572,739	1,559,437	1,512,957
Delivery and subcontract cost	190,438	176,973	197,697
Total cost of revenue	1,763,177	1,736,410	1,710,654
General and administrative expenses	190,218	196,728	182,873
Depreciation, depletion, amortization and accretion	200,450	229,366	221,320
Gain on sale of property, plant and equipment	(10,370)	(5,900)	(7,569)
Operating income	269,047	253,065	225,173
Interest expense	86,969	92,240	103,595
Loss on debt financings	1,737	6,016	4,064
Tax receivable agreement expense (benefit)	1,566	(6,779)	(7,559)
Loss (gain) on sale of businesses	(172,389)	(20,011)	—
Other income, net	(10,324)	(17,038)	(3,982)
Income from operations before taxes	361,488	198,637	129,055
Income tax expense	85,545	44,356	(12,185)
Net income	275,943	154,281	141,240
Net income attributable to Summit Holdings	3,798	2,097	3,273
Net income attributable to Summit Inc.	$272,145	$152,184	$137,967
Earnings per share of Class A common stock:
Basic	$2.27	$1.27	$1.19
Diluted	$2.26	$1.26	$1.18
Weighted average shares of Class A common stock:
Basic	119,894,444	119,629,294	116,206,406
Diluted	120,628,459	120,721,146	116,610,982

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(In thousands)

	2022	2021	2020
Net income	$275,943	$154,281	$141,240
Other comprehensive income (loss):
Postretirement liability adjustment	6,481	1,303	(2,229)
Foreign currency translation adjustment	(11,831)	1,254	4,617
Less tax effect of other comprehensive (loss) income items	1,291	(615)	(575)
Other comprehensive income (loss)	(4,059)	1,942	1,813
Comprehensive income	271,884	156,223	143,053
Less comprehensive income attributable to Summit Holdings	3,738	2,159	3,331
Comprehensive income attributable to Summit Inc.	$268,146	$154,064	$139,722

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$275,943	$154,281	$141,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	212,501	235,278	227,817
Share-based compensation expense	18,347	19,705	28,857
Net gain on asset and business disposals	(182,263)	(25,559)	(7,548)
Non-cash loss on debt financings	915	2,116	4,064
Change in deferred tax asset, net	69,568	24,685	(18,384)
Other	(1,447)	(2,249)	619
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	10,749	(31,292)	5,467
Inventories	(63,247)	3,815	3,339
Costs and estimated earnings in excess of billings	(4,960)	(394)	4,535
Other current assets	(7,368)	(2,483)	472
Other assets	(6,946)	7,748	10,264
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	(9,218)	4,593	(4,231)
Accrued expenses	(25,200)	(7,030)	15,476
Billings in excess of costs and estimated earnings	(768)	(7,138)	2,616
Tax receivable agreement liability	1,264	4,868	(5,285)
Other liabilities	(3,772)	(19,015)	(449)
Net cash provided by operating activities	284,098	361,929	408,869
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,730)	(19,513)	(123,477)
Purchases of property, plant and equipment	(266,733)	(211,982)	(177,249)
Proceeds from the sale of property, plant and equipment	15,374	11,674	14,018
Proceeds from sale of businesses	373,073	128,337	—
Other	(3,162)	236	1,121
Net cash provided by (used in) investing activities	95,822	(91,248)	(285,587)
Cash flows from financing activities:
Proceeds from debt issuances	—	—	700,000
Debt issuance costs	(1,557)	—	(9,605)
Payments on debt	(122,536)	(329,010)	(674,045)
Payments on acquisition-related liabilities	(13,428)	(10,360)	(33,257)
Distributions from partnership	(678)	—	—
Repurchases of common stock	(100,980)	—	—
Proceeds from stock option exercises	213	32,451	1,043
Other	(27)	(1,008)	(907)
Net cash used in financing activities	(238,993)	(307,927)	(16,771)
Impact of foreign currency on cash	(1,437)	26	351
Net increase (decrease) in cash	139,490	(37,220)	106,862
Cash and cash equivalents—beginning of period	380,961	418,181	311,319
Cash and cash equivalents—end of period	$520,451	$380,961	$418,181

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 28, 2019	$188,805	$3,448	113,309,385	$1,134	99	$—	$1,234,020	$17,366	$1,444,773
Net income	137,967	—	—	—	—	—	—	3,273	141,240
LP Unit exchanges	—	—	376,487	4	—	—	2,226	(2,230)	—
Other comprehensive income, net of tax	—	1,755	—	—	—	—	—	58	1,813
Stock option exercises	—	—	54,517	1	—	—	1,042	—	1,043
Share-based compensation	—	—	—	—	—	—	28,857	—	28,857
Shares redeemed to settle taxes and other	—	—	650,206	6	—	—	(1,464)	—	(1,458)
Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net income	152,184	—	—	—	—	—	—	2,097	154,281
LP Unit exchanges	—	—	1,559,164	16	—	—	10,965	(10,981)	—
Other comprehensive income, net of tax	—	1,880	—	—	—	—	—	62	1,942
Stock option exercises	—	—	1,745,940	17	—	—	32,434	—	32,451
Share-based compensation	—	—	—	—	—	—	19,705	—	19,705
Shares redeemed to settle taxes and other	—	—	1,009,409	10	—	—	(1,445)	—	(1,435)
Balance — January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net income	272,145	—	—	—	—	—	—	3,798	275,943
LP Unit exchanges	—	—	2,002	—	—	—	34	(34)	—
Other comprehensive loss, net of tax	—	(3,999)	—	—	—	—	—	(60)	(4,059)
Stock option exercises	—	—	10,691	—	—	—	213	—	213
Share-based compensation	—	—	—	—	—	—	18,347	—	18,347
Dividend (0.017/share)	(59,260)	—	1,979,214	20	—	—	59,443	(205)	(2)
Repurchases of common stock	(100,946)	—	(3,427,510)	(34)	—	—	(319)	319	(100,980)
Distributions from partnership	—	—	—	—	—	—	—	(676)	(676)
Shares redeemed to settle taxes and other	—	—	1,139,150	11	—	—	64	(83)	(8)
Balance — December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990

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

The Company attributes consolidated stockholders’ equity and net income separately to the controlling and noncontrolling interests. The Company accounted for investments in entities for which it has an ownership of 20% to 50% using the equity method of accounting.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 22 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2022, 2021 or 2020.

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

Products

We earn revenue from the sale of products, which primarily include aggregates, cement, ready-mix concrete and asphalt, but also include concrete products, net of discounts or allowances, if any, and freight and delivery charges billed to customers. Revenue for product sales is recognized when the performance obligation is satisfied, which generally is when the product is shipped.

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

Collectability of service contracts is due reasonably after certain milestones in the contract are performed. Milestones vary by project, but are typically calculated using monthly progress based on a percentage of completion or a customer’s engineer review of progress. The majority of the time, collection occurs within 90 days of billing and cash is received within the same fiscal year as services performed. On most projects, the customer will withhold a portion of the invoice for retainage, which may last longer than a year depending on the job.

Revenue derived from paving and related services is recognized over time based on the proportion of costs incurred to date relative to the total estimated costs at completion, which approximates progress towards completion. Under this method, we recognize paving and related services revenue as services are rendered. The majority of our construction service contracts are completed within one year, but may occasionally extend beyond this time frame. The majority of our construction service contracts, and therefore, revenue, are opened and completed within one year, with most activity during the spring, summer and fall. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on input measures. We generally measure progress toward completion on long-

term paving and related services contracts based on the proportion of costs incurred to date relative to total estimated costs at completion. We include revisions of revenue on contracts in earnings under the cumulative catch-up method, under which the effect of revisions in estimates is recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The actual cost to total estimated cost method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 31, 2022.

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

Costs and estimated earnings in excess of billings are composed principally of revenue recognized on contracts on a method similar to the percentage of completion method for which billings had not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at the balance sheet date are expected to be billed in following periods. Billings in excess of costs and estimated earnings represent billings in excess of revenue recognized.

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

Goodwill—Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the expected profitability, assembled workforces of the acquired businesses and the synergies expected to arise after the Company’s acquisition of those businesses. Goodwill is not amortized, but is tested annually for impairment as of the first day of the fourth quarter and at any time that events or circumstances indicate that goodwill may be impaired. A qualitative approach may first be applied to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, a Step-1 approach is performed to quantitatively compare each reporting unit’s fair value to its carrying value. The Step-1 analysis fails when a reporting unit's carrying value is in excess of its fair value, resulting in an impairment loss.

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

Prior Year Reclassifications—We reclassified $1.2 million of other current assets to current assets held for sale for the year ended January 1, 2022 to be consistent with the current year presentation.

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

	2022	2021	2020
West	—	—	2
East	2	3	1

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the year end ended 2022 have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	2022	2021
Financial assets	$297	$—
Inventories	161	2,406
Property, plant and equipment	30,041	19,668
Intangible assets	—	702
Other assets	1,116	98
Financial liabilities	(1,120)	(1,742)
Other long-term liabilities	(1,589)	(470)
Net assets acquired	28,906	20,662
Goodwill	—	—
Purchase price	28,906	20,662
Acquisition-related liabilities	(6,176)	(1,149)
Other	—	—
Net cash paid for acquisitions	$22,730	$19,513

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

2023	$13,551
2024	7,289
2025	7,390
2026	6,143
2027	4,645
Thereafter	6,196
Total scheduled payments	45,214
Present value adjustments	(7,762)
Total noncompete obligations and deferred consideration	$37,452

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

During 2022, as part of the Company's Elevate Summit strategy to rationalize assets, the Company sold three businesses in the East segment, resulting in total cash proceeds of $373.1 million and a net gain on disposition of business of $172.4 million.

(3) Goodwill

As of December 31, 2022, the Company had 10 reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. In 2022, we performed a Step-1 analysis on all of our reporting units. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2022.

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

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance—January 2, 2021	$586,209	$410,426	$204,656	$1,201,291
Dispositions (1)	(16,222)	(21,841)	—	(38,063)
Foreign currency translation adjustments	522	—	—	522
Balance—January 1, 2022	$570,509	$388,585	$204,656	$1,163,750
Dispositions (1)	—	(27,084)	—	(27,084)
Foreign currency translation adjustments	(4,120)	—	—	(4,120)
Balance—December 31, 2022	$566,389	$361,501	$204,656	$1,132,546
______________________
(1)Reflects goodwill derecognition from dispositions completed during 2021 and 2022, respectively.

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

Revenue by product for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 consisted of the following:

	2022	2021	2020
Revenue by product*:
Aggregates	$583,993	$573,157	$498,007
Cement	332,518	282,081	257,629
Ready-mix concrete	687,950	702,062	668,060
Asphalt	270,444	311,046	349,350
Paving and related services	315,065	337,311	381,430
Other	222,552	204,012	177,975
Total revenue	$2,412,522	$2,409,669	$2,332,451
______________________
 *       Revenue from the liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from January 1, 2022 to December 31, 2022. Also included in the table is the net change in the estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—January 1, 2022	$7,600	$7,401
Changes in revenue billed, contract price or cost estimates	4,960	(768)
Divestitures	(5,926)	(844)
Other	(124)	(50)
Balance—December 31, 2022	$6,510	$5,739

Accounts receivable, net consisted of the following as of December 31, 2022 and January 1, 2022:

	2022	2021
Trade accounts receivable	$215,766	$230,714
Construction contract receivables	37,067	47,054
Retention receivables	11,048	13,094
Receivables from related parties	—	292
Accounts receivable	263,881	291,154
Less: Allowance for doubtful accounts	(7,212)	(3,928)
Accounts receivable, net	$256,669	$287,226

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of December 31, 2022 and January 1, 2022:

	2022	2021
Aggregate stockpiles	$148,347	$130,640
Finished goods	33,622	22,690
Work in process	8,191	8,277
Raw materials	22,331	19,153
Total	$212,491	$180,760

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of December 31, 2022 and January 1, 2022:

	2022	2021
Mineral bearing land and leased interests	$515,153	$535,198
Land (non-mineral bearing)	183,926	196,843
Buildings and improvements	213,056	185,472
Plants, machinery and equipment	1,380,886	1,405,694
Mobile equipment and barges	555,119	560,515
Truck and auto fleet	38,717	54,700
Landfill airspace and improvements	55,027	52,258
Office equipment	49,336	47,389
Construction in progress	90,039	71,352
Property, plant and equipment	3,081,259	3,109,421
Less accumulated depreciation, depletion and amortization	(1,267,557)	(1,266,513)
Property, plant and equipment, net	$1,813,702	$1,842,908

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

Depreciation, depletion and amortization expense of property, plant and equipment was $184.3 million, $195.1 million and $195.3 million in the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

Property, plant and equipment at December 31, 2022 and January 1, 2022 included $32.1 million and $69.0 million, respectively, of finance leases for certain equipment and a building with accumulated amortization of $15.0 million and $31.4 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $7.0 million and $17.6 million of the future obligations associated with the finance leases are included in accrued expenses as of December 31, 2022 and January 1, 2022, respectively, and the present value of the remaining finance lease payments, $7.2 million and $15.0 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term finance leases are $7.4 million, $2.8 million, $2.4 million, $1.0 million, and $0.8 million for the years ended 2023, 2024, 2025, 2026 and 2027, respectively.

Assets are assessed for impairment charges when identified for disposition. No material impairment charges have been recognized on assets held for use in fiscal 2022, 2021 or 2020.

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

	December 31, 2022			January 1, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating permits	$38,677	$(4,109)	$34,568	$33,671	$(2,467)	$31,204
Mineral leases	18,091	(7,056)	11,035	19,927	(8,922)	11,005
Reserve rights	25,242	(3,872)	21,370	25,586	(3,329)	22,257
Other	4,877	(466)	4,411	5,481	(551)	4,930
Total intangible assets	$86,887	$(15,503)	$71,384	$84,665	$(15,269)	$69,396

Amortization expense in fiscal 2022, 2021 and 2020 was $3.5 million, $3.7 million and $2.7 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2023	$4,010
2024	3,985
2025	3,944
2026	3,895
2027	3,883
Thereafter	51,667
Total	$71,384

(7) Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022 and January 1, 2022:

	2022	2021
Interest	$24,625	$22,762
Payroll and benefits	34,485	38,894
Finance lease obligations	6,959	17,624
Insurance	18,127	20,480
Non-income taxes	4,360	19,409
Deferred asset purchase payments	5,131	4,912
Professional fees	924	1,524
Other (1)	25,356	21,871
Total	$119,967	$147,476
______________________
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

(8) Debt

Debt consisted of the following as of December 31, 2022 and January 1, 2022:

	2022	2021
Term Loan, due 2027:
$509.6 million and $610.0 million, net of $5.0 million and $0.7 million discount at December 31, 2022 and January 1, 2022, respectively	$504,549	$609,298
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,504,549	1,609,298
Current portion of long-term debt	5,096	6,354
Long-term debt	$1,499,453	$1,602,944

The contractual payments of long-term debt, including current maturities, for the five years subsequent to December 31, 2022, are as follows:

2023	$5,096
2024	3,822
2025	6,369
2026	5,096
2027	789,177
Thereafter	700,000
Total	1,509,560
Less: Original issue net discount	(5,011)
Less: Capitalized loan costs	(10,884)
Total debt	$1,493,665

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

As of December 31, 2022 and January 1, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $509.6 million and revolving credit commitments in an aggregate amount of $345.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December, commencing with the March 2023 payment. The interest rate on the term loan is variable, and was 7.61% as of December 31, 2022. In 2022, the Company repaid $95.6 million of its term loan under provisions related to divestitures of businesses. The unpaid principal balance is due in full on the maturity date, which is December 14, 2027.

On December 14, 2022, Summit Materials, LLC entered into Amendment No. 5 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things, (a) refinanced the existing $509.6 million of existing term loans with new term loans under the Term Loan Facility bearing interest, at Summit LLC’s option, based on either the base rate or Term SOFR rate and an applicable margin of (i) 2.00% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 3.00% per annum with respect to Term SOFR borrowings, with a SOFR adjustment of 0.10% per annum and a floor of zero, and (b) extended the maturity date to December 14, 2027.

On January 10, 2023, Summit Materials, LLC entered into Amendment No. 6 to the Credit Agreement, which among other things, increased the maximum amount available to $395.0 million and extended the maturity date to January 10, 2028. The revolving credit agreement bears interest per annum equal to a Term SOFR Rate with a SOFR adjustment of 0.10% per annum and a floor of zero.

As of December 31, 2022, the revolving credit facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%, plus an applicable margin of 2.00% for base rate loans or (ii) a LIBOR rate determined by reference to Reuters prior to the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin of 3.00% for LIBOR rate loans.

There were no outstanding borrowings under the revolving credit facility as of December 31, 2022 or January 1, 2022. As of December 31, 2022, we had remaining borrowing capacity of $325.2 million under the revolving credit facility, which is net of $19.8 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 31, 2022 and January 1, 2022, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended December 31, 2022 and January 1, 2022:

Deferred financing fees
Balance—January 2, 2021	$18,367
Amortization	(3,202)
Write off of deferred financing fees	(2,116)
Balance—January 1, 2022	$13,049
Loan origination fees	1,557
Amortization	(2,655)
Write off of deferred financing fees	(462)
Balance—December 31, 2022	$11,489

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20%, (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of December 31, 2022 or January 1, 2022.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, income taxes consisted of the following:

	2022	2021	2020
Provision for income taxes:
Current	$15,654	$8,030	$3,827
Deferred	69,891	36,326	(16,012)
Income tax expense (benefit)	$85,545	$44,356	$(12,185)

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 21% for 2022, 2021 and 2020, respectively, due to the following:

	2022	2021	2020
Income tax expense (benefit) at federal statutory tax rate	$75,862	$41,273	$27,100
Less: Income tax benefit at federal statutory tax rate for LLC entities	(754)	(459)	(593)
State and local income taxes	12,703	7,287	5,067
Permanent differences	(7,039)	(5,493)	(3,345)
Effective tax rate change	(710)	2,317	4,257
Basis differences from divestitures	3,314	3,766	—
Unrecognized tax benefits	—	—	(41,548)
Tax receivable agreement (benefit) expense	218	28	(6)
Change in valuation allowance	(562)	—	—
Other	2,513	(4,363)	(3,117)
Income tax expense (benefit)	$85,545	$44,356	$(12,185)

The following table summarizes the components of the net deferred income tax asset (liability) as December 31, 2022 and January 1, 2022:

	2022	2021
Deferred tax assets (liabilities):
Net intangible assets	$138,511	$177,220
Accelerated depreciation	(196,936)	(199,357)
Net operating loss	195,669	224,014
Investment in limited partnership	(44,690)	(38,548)
Mining reclamation reserve	3,213	3,341
Working capital (e.g., accrued compensation, prepaid assets)	39,231	39,571
Interest expense limitation carryforward	3,101	—
Less valuation allowance	(1,113)	(1,675)
Deferred tax assets	136,986	204,566
Less foreign deferred tax liability (included in other noncurrent liabilities)	(15,752)	(16,939)
Net deferred tax asset	$121,234	$187,627

As of December 31, 2022, $363.9 million of our deferred tax assets subject to our TRA are included in the net intangible assets and the net operating loss line items above.

Our income tax expense (benefit) was $85.5 million, $44.4 million and $(12.2) million in the fiscal years ended 2022, 2021 and 2020, respectively. Our effective income tax rate in 2021 and 2020 was impacted by the IRS interpretative guidance of the Tax Cuts and Jobs Act (the “TCJA”), a change in state tax rates and a change in the amount of our TRA liability.

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

We had no unrecognized tax benefits as of December 31, 2022 and January 1, 2022, respectively. We did not recognize interest or penalties related to this amount as it is offset by other attributes.

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

As of December 31, 2022, Summit Inc. had federal net operating loss carryforwards of $813 million, a portion of which expire between 2030 and 2038. As of December 31, 2022, $660 million of our federal net operating losses were under the terms of our TRA. As of December 31, 2022 and January 1, 2022, Summit Inc. had a valuation allowance on net deferred tax assets of $1.1 million and $1.7 million, respectively, where realization of our net operating losses are not more likely than not.

	2022	2021
Valuation Allowance:
Beginning balance	$(1,675)	$(1,675)
Release of valuation allowance and other	562	—
Ending balance	$(1,113)	$(1,675)

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

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $0.3 million and $13.7 million of deferred tax assets were created during the years ended December 31, 2022 and January 1, 2022, respectively, when LP Units were exchanged for shares of Class A common stock.

Each year, we update our estimate as to when TRA payments will be made. The timing and cash tax savings of those payments can cause variations in the future value of TRA tax attributes. As noted above, when payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of our updated state income tax rate, and the variance in TRA tax attributes noted above, we have increased our TRA liability by $1.6 million and decreased by $6.8 million as of December 31, 2022 and January 1, 2022, respectively.

Our TRA liability as of December 31, 2022 and January 1, 2022 was $328.4 million and $326.5 million, respectively.

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

For the years ended December 31, 2022 and January 1, 2022, Summit Holdings paid tax distributions totaling $0.7 million and zero, respectively, to holders of its LP Units, other than Summit Inc.

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

No material interest or penalties were recognized in income tax expense during the years ended December 31, 2022, January 1, 2022 or January 2, 2021. Tax years from 2015 to 2019 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic income per share:

	2022	2021	2020
Net income attributable to Summit Inc.	$272,145	$152,184	$137,967

Weighted average shares of Class A stock outstanding	119,747,056	119,415,448	115,993,963
Add: Nonvested restricted stock awards of retirement eligible shares	147,388	213,846	212,443
Weighted average shares outstanding	119,894,444	119,629,294	116,206,406
Basic earnings per share	$2.27	$1.27	$1.19

Diluted net income attributable to Summit Inc.	$272,145	$152,184	$137,967

Weighted average shares outstanding	119,894,444	119,415,448	115,993,963
Add: stock options	87,976	282,677	3,390
Add: warrants	11,647	17,674	—
Add: restricted stock units	460,700	816,966	520,871
Add: performance stock units	173,692	188,381	92,758
Weighted average dilutive shares outstanding	120,628,459	120,721,146	116,610,982
Diluted earnings per share	$2.26	$1.26	$1.18

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2022	2021	2020
Antidilutive shares:
LP Units	1,313,204	1,867,853	3,060,248
Warrants	—	—	100,037

(11) Stockholders’ Equity

Our capital stock consists of 1.0 billion shares of $0.01 par value Class A common stock authorized, of which 118,408,655 shares were issued and outstanding as of December 31, 2022. We also have authorized 250 million shares of $0.01 par value Class B common stock, of which 99 shares were issued and outstanding as of December 31, 2022. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. During the nine months ended October 1, 2022, we repurchased 3.4 million shares of Class A common stock for $101 million. These shares were retired upon purchase.

From time to time, limited partners of Summit Holdings exchange their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 2, 2021 (1)	116,369,809	2,873,170	119,242,979	97.6%
Exchanges during period	1,559,164	(1,559,164)	—
Stock option exercises	1,745,940	—	1,745,940
Other equity transactions	1,009,409	—	1,009,409
Balance — January 1, 2022 (1)	120,684,322	1,314,006	121,998,328	98.9%
Exchanges during period	2,002	(2,002)	—
Stock option exercises	10,691	—	10,691
Repurchases of common stock	(3,427,510)	—	(3,427,510)
Other equity transactions	1,139,150	—	1,139,150
Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
______________________
(1)The December 28, 2019 and January 1, 2022 balances of Summit Inc. Class A Shares of 116,369,809 and 120,684,322, respectively, are shown to reflect the retroactive application of 1,979,214 shares of Class A common stock issued as a stock dividend on December 29, 2022.

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

			Accumulated
		Foreign currency	other
	Change in	translation	comprehensive
	retirement plans	adjustments	income (loss)
Balance — January 2, 2021	$533	$4,670	$5,203
Postretirement liability adjustment, net of tax	975	—	975
Foreign currency translation adjustment, net of tax	—	905	905
Balance — January 1, 2022	$1,508	$5,575	$7,083
Postretirement liability adjustment, net of tax	4,848	—	4,848
Foreign currency translation adjustment, net of tax	—	(8,847)	(8,847)
Balance — December 31, 2022	$6,356	$(3,272)	$3,084

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was as follows:

	2022	2021	2020
Cash payments:
Interest	$76,279	$81,592	$99,551
Payments for income taxes, net	23,352	7,580	1,754
Operating cash payments on operating leases	9,483	10,955	10,452
Operating cash payments on finance leases	1,081	2,162	3,132
Finance cash payments on finance leases	16,245	17,278	14,408
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$8,558	$13,730	$11,828
Stock Dividend	59,258	—	—
Right of use assets obtained in exchange for operating lease obligations	17,300	11,528	4,849
Right of use assets obtained in exchange for finance leases obligations	(635)	1,125	18,016
Exchange of LP Units to shares of Class A common stock	62	48,425	8,227

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

Omnibus Incentive Plan

Our 2015 Omnibus Incentive Plan (the "Plan") allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and other stock-based awards. The Plan authorizes the issuance of up to 17,500,000 shares of Class A common stock in the form of restricted stock units and stock options, of which 7.2 million shares of Class A common stock were available for future grants as of December 31, 2022.

Employee Stock Purchase Plan

At the May 2021 Annual Meeting, stockholders approved the Summit Materials, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized 5,500,000 shares of Class A common stock for issuance under the ESPP. All eligible employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. Compensation expense is measured as the discount the employee is entitled to upon purchase and is recognized over the offering period. As of December 31, 2022, 5.5 million shares of Class A common stock were reserved for future issuance through the ESPP, with 5.4 million shares available for issuance.

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

In each of 2022, 2021 and 2020, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a two or three year period, subject to continued employment or service.  From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees who have achieved extraordinary personal performance objectives.

Further, in each of 2022, 2021 and 2020, the Compensation Committee granted 30,520, 34,672 and 42,736 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our Class A common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service, Market-Condition-Based and Performance Based Vesting—In 2022, 2021 and 2020, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vests at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, as well as increases in our return on invested capital, subject to continued employment.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2022:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-		average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	Number of	date fair value
	options	per unit	stock units	per unit	stock units	per unit	warrants	per unit
Beginning balance—January 1, 2022	292,533	$9.22	1,481,992	$22.76	410,357	$28.52	31,519	$18.00
Granted	—	—	557,253	27.52	316,705	28.17	—	—
Forfeited/ Canceled	(1,260)	10.09	(111,203)	26.83	(17,450)	34.89	—	—
Exercised	(10,691)	10.45	—	—	—	—	—	—
Vested	—	—	(827,712)	20.96	(297,000)	26.20	—	—
Balance—December 31, 2022	280,582	$9.27	1,100,330	$26.12	412,612	$29.66	31,519	$18.00

The fair value of the time-vesting options granted was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. No options to purchase common stock were granted in 2022, 2021 and 2020. The fair value of the performance stock units granted was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term.

	Performance Stock Units
	2022	2021	2020
Risk-free interest rate	1.44%	0.29%	0.85%
Dividend yield	N/A	N/A	N/A
Volatility	67%	70%	39%
Expected term	3 years	3 years	3 years

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $18.3 million, $19.7 million and $28.9 million in the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. As of December 31, 2022, unrecognized compensation cost totaled $19.5 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.7 years as of year-end 2022.

As of December 31, 2022, the intrinsic value of outstanding options, restricted stock units and performance stock units was $2.4 million, $31.2 million and $11.7 million, respectively, and the remaining contractual term was 3.0 years, 0.8 years and 1.2 years, respectively. The weighted average strike price of 0.3 million exercisable stock options outstanding as of December 31, 2022 was $19.75 per share.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $12.1 million, $10.9 million and $12.1 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

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

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the healthcare and life insurance benefits plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the accumulated benefit obligation (“ABO”). The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets and mortality rates.

The Company uses December 31 as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of December 31, 2022 and January 1, 2022 and for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	2022		2021
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$25,266	$9,790	$27,827	$9,229
Service cost	68	35	58	194
Interest cost	640	239	550	189
Actuarial (gain) loss	(5,360)	(1,454)	(1,594)	1,143
Change in plan provision	—	(2,014)	—	—
Benefits paid	(1,577)	(1,025)	(1,575)	(965)
End of period	$19,037	$5,571	$25,266	$9,790
Change in fair value of plan assets:
Beginning of period	$20,004	$—	$19,058	$—
Actual return on plan assets	(1,606)	—	1,304	—
Employer contributions	222	1,025	1,217	965
Benefits paid	(1,577)	(1,025)	(1,575)	(965)
End of period	$17,043	$—	$20,004	$—

Funded status of plans	$(1,994)	$(5,571)	$(5,262)	$(9,790)
Current liabilities	$—	$(484)	$—	$(723)
Noncurrent liabilities	(1,994)	(5,087)	(5,262)	(9,067)
Liability recognized	$(1,994)	$(5,571)	$(5,262)	$(9,790)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$5,170	$1,919	$8,261	$3,591
Prior service cost	—	(3,167)	—	(1,449)
Total amount recognized	$5,170	$(1,248)	$8,261	$2,142

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (gain) and prior service cost, which has not yet been recognized in periodic benefit cost.

	2022		2021		2020
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(2,785)	$(1,454)	$(2,000)	$1,143	$1,728	$675
Prior service credit	—	(2,013)	—	—	—	—
Amortization of prior year service credit	—	296	—	241	—	241
Amortization of loss	(307)	(218)	(428)	(259)	(326)	(89)
Total amount recognized	$(3,092)	$(3,389)	$(2,428)	$1,125	$1,402	$827

The pension and postretirement healthcare and life programs experienced significant actuarial gains during the year ended December 31, 2022 due to the change in discount rate. This change was partially offset by lower than expected investment returns.

	2022		2021		2020
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Components of net periodic benefit cost:
Service cost	$68	$35	$58	$194	$71	$176
Interest cost	640	239	550	189	733	242
Amortization of loss	307	218	428	259	326	89
Expected return on plan assets	(970)	—	(898)	—	(1,221)	—
Amortization of prior service credit	—	(296)	—	(241)	—	(241)
Net periodic benefit (expense) cost	$45	$196	$138	$401	$(91)	$266

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2022 and 2021 are:

	2022		2021
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	5.16%	5.09%	2.63%	2.31%
Expected long-term rate of return on plan assets	5.00%	N/A	5.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	2022		2021		2020
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	2.63%	2.31%	2.04%	1.82%	2.90%	2.79%
Expected long-term rate of return on plan assets	5.00%	N/A	5.00%	N/A	7.00%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the FTSE Above Median Pension Discount Curve.

The assumed health care cost trend rate for year end 2022 was 7.0% grading to 4.46% in 2042. As of year end 2021, the assumed trend rate was 7.0% grading to 4.75% in 2032. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans.

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—35%; fixed income securities—55%; cash reserves—5%; alternatives—4%; and precious metals—1%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 31, 2022 and January 1, 2022.

At year-end 2022 and 2021, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may be invested in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 31, 2022 and January 1, 2022 are as follows:

	2022
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$4,849	$4,849	$—
Intermediate—corporate	2,754	—	2,754
Short-term—government	531	531	—
Short-term—corporate	538	—	538
International	836	—	836
Equity securities:
U.S. Large cap value	1,635	1,635	—
U.S. Large cap growth	997	997	—
U.S. Mid cap value	630	630	—
U.S. Mid cap growth	439	439	—
U.S. Small cap value	607	607	—
U.S. Small cap growth	422	422	—
International	745	—	745
Emerging Markets	740	740	—
Commodities Broad Basket	185	185	—
Cash	1,135	1,135	—
Total	$17,043	$12,170	$4,873

	2021
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$3,412	$3,412	$—
Intermediate—corporate	4,424	—	4,424
Short-term—government	1,727	1,727	—
Short-term—corporate	79	—	79
International	821	—	821
Equity securities:
U.S. Large cap value	1,912	1,912	—
U.S. Large cap growth	1,330	1,330	—
U.S. Mid cap value	750	750	—
U.S. Mid cap growth	526	526	—
U.S. Small cap value	730	730	—
U.S. Small cap growth	491	491	—
International	1,188	396	792
Emerging Markets	374	374	—
Commodities Broad Basket	1,058	202	856
Cash	1,182	1,182	—
Total	$20,004	$13,032	$6,972

Cash Flows—The Company does not expect to contribute to its pension plans during 2023 and expects to contribute $0.5 million to its postretirement healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2023	$1,698	$484
2024	1,684	496
2025	1,640	515
2026	1,604	531
2027	1,575	555
2028 - 2032	7,215	2,560

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

The Company's participation in these plans for the annual period ended December 31, 2022, is outlined in the table below. The ''EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2022 and 2021 is for the plan 's year end at December 31, 2022, and December 31, 2021, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-

bargaining agreement(s) to which the plans are subject. There have been no significant changes that affect the comparability of 2022 and 2021 contributions.

								Expiration Date of
		Pension Protection Act		FIP/RP Status	Contributions of Company			Collective-
Pension	EIN/ Pension	Zone Status		Pending/	($ in thousands)		Surcharge	Bargaining
Trust Fund	Plan Number	2022	2021	Implemented	2022	2021	Imposed	Agreement
Construction Industry Laborers Pension Fund	43-6060737/001	Green - as of December 31, 2021	Green - as of December 31, 2020	None	$108	$107	No	3/31/2026
Operating Engineers Local 101 Pension Plan	43-6059213/001	Green - as of December 31, 2021	Green - as of December 31, 2020	None	21	19	No	3/31/2026
Total Contributions					$129	$126

The Company was not listed as providing more than 5% of the total contributions for the Operating Engineers Local 101 Pension Plan or the Construction Industry Laborers Pension Fund for the plan years 2022 and 2021 per the plans' Forms 5500. As of the date of the filing of this annual report on Form 10-K, Forms 5500 were not available for the plan year ending December 31, 2022.

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $4.0 million and $7.4 million as of December 31, 2022 and January 1, 2022, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of December 31, 2022 and January 1, 2022 were $124.9 million and $112.4 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 31, 2022 and January 1, 2022:

	2022	2021
Beginning balance	$45,051	$43,603
Acquired obligations	739	337
Change in cost estimate	(1,238)	1,427
Settlement of reclamation obligations	(2,756)	(3,240)
Dispositions	(4,150)	—
Accretion expense	2,613	2,924
Ending balance	$40,259	$45,051

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

	2022	2021	2020
Operating lease cost	$9,543	$10,650	$10,134
Variable lease cost	243	382	316
Short-term lease cost	42,320	42,764	44,066
Financing lease cost:
Amortization of right-of-use assets	5,659	9,902	12,598
Interest on lease liabilities	1,081	2,097	3,068
Total lease cost	$58,846	$65,795	$70,182

	2022	2021
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$37,889	$30,150

Current operating lease liabilities	$7,296	$6,497
Noncurrent operating lease liabilities	35,737	28,880
Total operating lease liabilities	$43,033	$35,377
Finance leases:
Property and equipment, gross	$32,119	$68,982
Less accumulated depreciation	(14,992)	(31,404)
Property and equipment, net	$17,127	$37,578

Current finance lease liabilities	$6,959	$17,624
Long-term finance lease liabilities	7,167	14,982
Total finance lease liabilities	$14,126	$32,606

	2022	2021
Weighted average remaining lease term (years):
Operating leases	9.1	9.7
Finance lease	2.8	2.3

Weighted average discount rate:
Operating leases	4.7%	4.4%
Finance leases	5.3%	5.2%

Maturities of lease liabilities, as of December 31, 2022, were as follows:
	Operating Leases	Finance Leases
2023	$9,061	$7,443
2024	7,996	2,829
2025	6,199	2,415
2026	4,959	990
2027	4,154	760
Thereafter	21,006	1,083
Total lease payments	53,375	15,520
Less imputed interest	(10,342)	(1,394)
Present value of lease payments	$43,033	$14,126

The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $33.5 million, $34.8 million and $29.2 million, respectively. Minimum contractual commitments for the subsequent five years under royalty agreements are as follows:

Royalty
Agreements
2023	$10,794
2024	10,431
2025	10,202
2026	9,060
2027	8,468

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

The fair value of contingent consideration as of December 31, 2022 and January 1, 2022 was:

	2022	2021
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$336	$129
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$4,981	$1,239

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Quoted prices in active markets for identical assets and liabilities.
Level 2 —  Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.
Level 3 —  Unobservable inputs, which includes the use of valuation models.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of December 31, 2022 and January 1, 2022 were:

	December 31, 2022		January 1, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,447,673	$1,504,549	$1,653,085	$1,609,298

Level 3
Current portion of deferred consideration and noncompete obligations(2)	13,382	13,382	12,981	12,981
Long term portion of deferred consideration and noncompete obligations(3)	24,070	24,070	32,130	32,130
_____________________
(1)$5.1 million and $6.4 million was included in current portion of debt as of December 31, 2022 and January 1, 2022, respectively.
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

The Level 3 fair values of contingent consideration were based on projected probability-weighted cash payments and a 9.5% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material adjustments to the fair value of contingent consideration in 2022 or 2021. The fair values of the deferred consideration and noncompete obligations were determined based on the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk. The discount rate used is generally consistent with that used when the obligations were initially recorded.

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	2022	2021	2020
Revenue*:
West	$1,390,307	$1,262,061	$1,262,196
East	664,479	849,374	799,633
Cement	357,736	298,234	270,622
Total revenue	$2,412,522	$2,409,669	$2,332,451
______________________
*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2022	2021	2020
Income from operations before taxes	$361,488	$198,637	$129,055
Interest expense	86,969	92,240	103,595
Depreciation, depletion and amortization	197,837	226,442	218,682
Accretion	2,613	2,924	2,638
Loss on debt financings	1,737	6,016	4,064
Tax receivable agreement expense (benefit)	1,566	(6,779)	(7,559)
Loss (gain) on sale of businesses	(172,389)	(20,011)	—
Non-cash compensation	18,347	19,705	28,857
Other	(6,692)	908	2,957
Total Adjusted EBITDA	$491,476	$520,082	$482,289

Total Adjusted EBITDA by Segment:
West	$280,557	$271,560	$271,052
East	129,203	181,483	162,275
Cement	125,582	117,159	92,956
Corporate and other	(43,866)	(50,120)	(43,994)
Total Adjusted EBITDA	$491,476	$520,082	$482,289

	2022	2021	2020
Purchases of property, plant and equipment
West	$123,085	$94,056	$67,500
East	84,323	89,727	92,528
Cement	44,950	26,962	15,071
Total reportable segments	252,358	210,745	175,099
Corporate and other	14,375	1,237	2,150
Total purchases of property, plant and equipment	$266,733	$211,982	$177,249

	2022	2021	2020
Depreciation, depletion, amortization and accretion:
West	$97,892	$99,470	$93,866
East	63,297	86,623	86,205
Cement	36,028	39,024	37,267
Total reportable segments	197,217	225,117	217,338
Corporate and other	3,233	4,249	3,982
Total depreciation, depletion, amortization and accretion	$200,450	$229,366	$221,320

	2022	2021	2020
Total assets:
West	$1,565,776	$1,512,298	$1,503,382
East	1,151,223	1,292,638	1,303,742
Cement	873,604	844,086	850,835
Total reportable segments	3,590,603	3,649,022	3,657,959
Corporate and other	665,089	590,103	650,052
Total	$4,255,692	$4,239,125	$4,308,011

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2022 our internal control over financial reporting is effective based on those criteria.

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

Opinion on Internal Control Over Financial Reporting
We have audited Summit Materials, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 16, 2023

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement with respect to the 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S-K has been included in Part 1 of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the heading “Our Pay” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Our Stockholders—Holdings of Major Stockholders” in our 2023 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	17,500,000	$19.75	7,192,873
_______________________
(1)Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. At the May 2021 Annual Meeting, stockholders approved an increase to the number of shares of the Company’s Class A common stock that may be issued under the Plan by 4,000,000 shares of Class A common stock to a total of 17,500,000. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of December 31, 2022, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the heading “Item 3—Ratification of Appointment of KPMG” included in our 2023 Proxy Statement is incorporated herein by reference.

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

3.4
Third Amended and Restated By-Laws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on November 21, 2022 (File No. 001-36873)).

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

10.24
Amendment No. 5, dated as of December 14, 2022, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017, Amendment No. 2, dated as of November 21, 2017, Amendment No. 3, dated as of May 22, 2018 and Amendment No. 4, dated as of February 25, 2019), among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed December 14, 2022).

10.25
Amendment No. 6, dated as of January 10, 2023, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017, Amendment No. 2, dated as of November 21, 2017, Amendment No. 3, dated as of May 22, 2018, Amendment No. 4, dated as of February 25, 2019 and Amendment No. 5, dated as of December 14, 2022), among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed January 10, 2023).

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

10.31+	Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).
10.32+
Omnibus Amendment to Participation Notice and Agreements Under the Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-36873)).

10.33+
Summit Materials, Inc. Executive Severance Plan Form Participation Notice and Agreement (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-36873)).

10.34+	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).
10.35+	Form of Performance Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).
10.36+
Form of Special Executive Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed August 3, 2020 (File No. 001-36873)).

10.37+
Offer Letter, dated as of July 20, 2020, by and between Summit Materials, Inc. and Anne P. Noonan ((incorporated by reference to Exhibit 10.1 to the Summit Materials, Inc.’s Current Report on Form 8-K, filed July 21, 2020 (File No. 001-36873)).

10.38+
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

10.40+
Form of Restricted Stock Unit Award Notice and Agreement for Directors (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.41+	Summit Materials, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-36873)).
10.42+
Transition and Consulting Agreement by and among Summit Materials, Inc. and Brian J. Harris dated as of September 8, 2022 (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.'s Current Report on Form 8-K filed on September 12, 2022 (File No. 001-36783)).

10.43+	Offer Letter between Summit Materials, Inc. and Karli Anderson (incorporated by reference to Summit Materials, Inc.’s Current Report on Form 8-K filed on November 16, 2022 (File No. 001-46783)).
10.44+*	Offer Letter between Summit Materials, Inc. and Kekin Ghelani

21*	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Qualified Person.
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date:	February 16, 2023	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 16th day of February 2023.

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