Form 10-Q
period 2023-04-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2023-05-04
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers:
001-36873 (Summit Materials, Inc.)
333-187556 (Summit Materials, LLC)

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
(Exact name of registrants as specified in their charters)

Delaware (Summit Materials, Inc.)	47-1984212
Delaware (Summit Materials, LLC)	26-4138486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 California Street, Suite 3500	80202
Denver, Colorado	(Zip Code)
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
As of May 1, 2023, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,829,196 and 99, respectively.
As of May 1, 2023, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of April 1, 2023, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three months ended April 1, 2023 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), any factors discussed in the section entitled “Risk Factors” of this report and the following:

•our dependence on the construction industry and the strength of the local economies in which we operate, including residential;
•the cyclical nature of our business;
•risks related to weather and seasonality;
•risks associated with our capital-intensive business;
•competition within our local markets;
•our ability to execute on our acquisition strategy and portfolio optimization strategy, successfully integrate acquisitions with our existing operations and retain key employees of acquired businesses;
•our dependence on securing and permitting aggregate reserves in strategically located areas;
•the impact of rising interest rates, and diminished liquidity and credit availability in the market broadly;

•declines in public infrastructure construction and delays or reductions in governmental funding, including the funding by transportation authorities, the federal government and other state agencies particularly;
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
•our dependence on senior management and other key personnel, and our ability to retain and attract qualified personnel;
•supply constraints or significant price fluctuations in the electricity and petroleum-based resources that we use, including diesel and liquid asphalt;
•climate change and climate change legislation or other regulations;
•unexpected operational difficulties;
•costs associated with pending and future litigation;
•interruptions in our information technology systems and infrastructure, including cybersecurity and data leakage risks;
•potential labor disputes, strikes, other forms of work stoppage or other union activities; and
•the impact of the COVID-19 pandemic, and responses to it, including vaccine mandates, or any similar crisis, on our activities.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of April 1, 2023. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
98.9% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
1.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$395.0 million revolving credit facility
$508.3 million term loan facility
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 1, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$379,457	$520,451
Accounts receivable, net	236,569	256,669
Costs and estimated earnings in excess of billings	14,387	6,510
Inventories	234,564	212,491
Other current assets	24,608	20,787
Current assets held for sale	1,305	1,468
Total current assets	890,890	1,018,376
Property, plant and equipment, less accumulated depreciation, depletion and amortization (April 1, 2023 - $1,311,037 and December 31, 2022 - $1,267,557)	1,867,412	1,813,702
Goodwill	1,159,525	1,132,546
Intangible assets, less accumulated amortization (April 1, 2023 - $16,428 and December 31, 2022 - $15,503)	70,485	71,384
Deferred tax assets, less valuation allowance (April 1, 2023 - $1,113 and December 31, 2022 - $1,113)	144,467	136,986
Operating lease right-of-use assets	36,638	37,889
Other assets	45,523	44,809
Total assets	$4,214,940	$4,255,692
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$5,096	$5,096
Current portion of acquisition-related liabilities	7,243	13,718
Accounts payable	138,961	104,031
Accrued expenses	97,478	119,967
Current operating lease liabilities	7,515	7,296
Billings in excess of costs and estimated earnings	4,233	5,739
Total current liabilities	260,526	255,847
Long-term debt	1,487,783	1,488,569
Acquisition-related liabilities	22,939	29,051
Tax receivable agreement liability	322,624	327,812
Noncurrent operating lease liabilities	34,315	35,737
Other noncurrent liabilities	106,807	106,686
Total liabilities	2,234,994	2,243,702
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,818,671 and 118,408,655 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	1,189	1,185
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of April 1, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,403,186	1,404,122
Accumulated earnings	560,091	590,895
Accumulated other comprehensive income	3,245	3,084
Stockholders’ equity	1,967,711	1,999,286
Noncontrolling interest in Summit Holdings	12,235	12,704
Total stockholders’ equity	1,979,946	2,011,990
Total liabilities and stockholders’ equity	$4,214,940	$4,255,692

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	April 1, 2023	April 2, 2022
Revenue:
Product	$372,172	$355,669
Service	35,098	36,826
Net revenue	407,270	392,495
Delivery and subcontract revenue	28,118	28,452
Total revenue	435,388	420,947
Cost of revenue (excluding items shown separately below):
Product	295,881	290,345
Service	30,038	34,583
Net cost of revenue	325,919	324,928
Delivery and subcontract cost	28,118	28,452
Total cost of revenue	354,037	353,380
General and administrative expenses	46,362	51,924
Depreciation, depletion, amortization and accretion	50,894	51,193
Gain on sale of property, plant and equipment	(430)	(1,255)
Operating loss	(15,475)	(34,295)
Interest expense	27,420	20,149
Loss on debt financings	493	—
Gain on sale of businesses	—	(14,205)
Other income, net	(5,710)	(696)
Loss from operations before taxes	(37,678)	(39,543)
Income tax benefit	(6,466)	(4,743)
Net loss	(31,212)	(34,800)
Net loss attributable to Summit Holdings	(408)	(508)
Net loss attributable to Summit Inc.	$(30,804)	$(34,292)
Loss per share of Class A common stock:
Basic	$(0.26)	$(0.28)
Diluted	$(0.26)	$(0.28)
Weighted average shares of Class A common stock:
Basic	118,679,656	120,916,680
Diluted	118,679,656	120,916,680

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended
	April 1, 2023	April 2, 2022
Net loss	$(31,212)	$(34,800)
Other comprehensive income (loss):
Foreign currency translation adjustment	203	1,744
Less tax effect of other comprehensive loss items	(39)	(419)
Other comprehensive income	164	1,325
Comprehensive loss	(31,048)	(33,475)
Less comprehensive loss attributable to Summit Holdings	(405)	(489)
Comprehensive loss attributable to Summit Inc.	$(30,643)	$(32,986)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net loss	$(31,212)	$(34,800)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	53,927	54,838
Share-based compensation expense	4,708	5,422
Net gain on asset and business disposals	(868)	(15,660)
Non-cash loss on debt financings	161	—
Change in deferred tax asset, net	(7,522)	(7,770)
Other	26	(221)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	20,414	35,836
Inventories	(20,960)	(36,752)
Costs and estimated earnings in excess of billings	(7,868)	(6,449)
Other current assets	(3,748)	(1,891)
Other assets	2,239	1,183
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	20,987	16,744
Accrued expenses	(27,968)	(25,946)
Billings in excess of costs and estimated earnings	(1,507)	317
Tax receivable agreement liability	(531)	—
Other liabilities	57	(1,564)
Net cash provided by (used in) operating activities	335	(16,713)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(55,477)	—
Purchases of property, plant and equipment	(63,584)	(57,774)
Proceeds from the sale of property, plant and equipment	1,777	1,439
Proceeds from sale of businesses	—	47,821
Other	(1,045)	(857)
Net cash used in investing activities	(118,329)	(9,371)
Cash flows from financing activities:
Debt issuance costs	(1,566)	—
Payments on debt	(4,414)	(7,603)
Payments on acquisition-related liabilities	(11,374)	(11,397)
Repurchases of common stock	—	(47,509)
Proceeds from stock option exercises	15	27
Other	(5,719)	(1,180)
Net cash used in financing activities	(23,058)	(67,662)
Impact of foreign currency on cash	58	177
Net decrease in cash	(140,994)	(93,569)
Cash and cash equivalents—beginning of period	520,451	380,961
Cash and cash equivalents—end of period	$379,457	$287,392

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net loss	(30,804)	—	—	—	—	—	—	(408)	(31,212)
LP Unit exchanges	—	—	2,000	—	—	—	21	(21)	—
Other comprehensive income, net of tax	—	161	—	—	—	—	—	3	164
Stock option exercises	—	—	902	—	—	—	15	—	15
Share-based compensation	—	—	—	—	—	—	4,708	—	4,708
Shares redeemed to settle taxes and other	—	—	407,114	4	—	—	(5,680)	(43)	(5,719)
Balance - April 1, 2023	$560,091	$3,245	118,818,671	$1,189	99	$—	$1,403,186	$12,235	$1,979,946

Balance — January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net loss	(34,292)	—	—	—	—	—	—	(508)	(34,800)
Other comprehensive income, net of tax	—	1,306	—	—	—	—	—	19	1,325
Stock option exercises	—	—	1,589	—	—	—	27	—	27
Share-based compensation	—	—	—	—	—	—	5,422	—	5,422
Repurchases of common stock	(47,494)	—	(1,506,878)	(15)	—	—	(121)	121	(47,509)
Shares redeemed to settle taxes and other	—	—	842,029	8	—	—	(1,120)	(68)	(1,180)
Balance — April 2, 2022	$397,170	$8,389	118,041,848	$1,181	99	$—	$1,330,548	$9,209	$1,746,497

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

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of April 1, 2023, the results of operations for the three months ended April 1, 2023 and April 2, 2022 and cash flows for the three months ended April 1, 2023 and April 2, 2022.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 20 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended April 1, 2023 or April 2, 2022.

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
Products: Revenue for product sales is recognized when the performance obligation is satisfied, which generally is when the product is shipped.
Services: We earn revenue from the provision of services, which are primarily paving and related services, which are typically calculated using monthly progress based on a method similar to percentage of completion or a customer’s engineer review of progress.
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
Estimating costs to be incurred for revenue recognition involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes.

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

The following table summarizes the Company’s acquisitions by region and period:

	Three months ended	Year ended
	April 1, 2023	December 31, 2022
West	1	—
East	—	2

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the three months ended April 1, 2023, as well as the acquisitions completed during 2022 that occurred after April 2,

2022, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Three months ended	Year ended
	April 1, 2023	December 31, 2022
Financial assets	$804	$297
Inventories	1,107	161
Property, plant and equipment	27,170	30,041
Other assets	91	1,116
Financial liabilities	(59)	(1,120)
Other long-term liabilities	(138)	(1,589)
Net assets acquired	28,975	28,906
Goodwill	26,910	—
Purchase price	55,885	28,906
Acquisition-related liabilities	—	(6,176)
Other	(408)	—
Net cash paid for acquisitions	$55,477	$22,730

Changes in the carrying amount of goodwill, by reportable segment, from December 31, 2022 to April 1, 2023 are summarized as follows:

	West	East	Cement	Total
Balance—December 31, 2022	$566,389	$361,501	$204,656	$1,132,546
Acquisitions (1)	26,910	—	—	26,910
Foreign currency translation adjustments	69	—	—	69
Balance—April 1, 2023	$593,368	$361,501	$204,656	$1,159,525
_______________________________________________________________________
(1) Reflects goodwill from 2023 acquisitions.

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

	April 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$38,677	$(4,498)	$34,179	$38,677	$(4,109)	$34,568
Mineral leases	17,766	(7,005)	10,761	18,091	(7,056)	11,035
Reserve rights	25,586	(4,402)	21,184	25,242	(3,872)	21,370
Other	4,884	(523)	4,361	4,877	(466)	4,411
Total intangible assets	$86,913	$(16,428)	$70,485	$86,887	$(15,503)	$71,384

Amortization expense totaled $0.9 million and $0.9 million for the three months ended April 1, 2023 and April 2, 2022, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to April 1, 2023 is as follows:

2023 (nine months)	$2,984
2024	3,987
2025	3,945
2026	3,897
2027	3,884
2028	3,887
Thereafter	47,901
Total	$70,485

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

Revenue by product for the three months ended April 1, 2023 and April 2, 2022 is as follows:

	Three months ended
	April 1, 2023	April 2, 2022
Revenue by product*:
Aggregates	$143,653	$123,393
Cement	49,013	42,554
Ready-mix concrete	138,778	157,563
Asphalt	26,635	17,138
Paving and related services	27,184	30,610
Other	50,125	49,689
Total revenue	$435,388	$420,947
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Trade accounts receivable	$222,479	$215,766
Construction contract receivables	12,243	37,067
Retention receivables	9,428	11,048
Accounts receivable	244,150	263,881
Less: Allowance for doubtful accounts	(7,581)	(7,212)
Accounts receivable, net	$236,569	$256,669

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Aggregate stockpiles	$152,276	$148,347
Finished goods	51,884	33,622
Work in process	7,754	8,191
Raw materials	22,650	22,331
Total	$234,564	$212,491

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Interest	$11,064	$24,625
Payroll and benefits	20,447	34,485
Finance lease obligations	4,224	6,959
Insurance	19,713	18,127
Current portion of TRA liability and non-income taxes	9,536	4,360
Deferred asset purchase payments	5,287	5,131
Professional fees	2,053	924
Other (1)	25,154	25,356
Total	$97,478	$119,967
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Term Loan, due 2027:
$508.3 million and $509.6 million, net of $4.8 million and $5.0 million discount at April 1, 2023 and December 31, 2022, respectively	$503,530	$504,549
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,503,530	1,504,549
Current portion of long-term debt	5,096	5,096
Long-term debt	$1,498,434	$1,499,453

The contractual payments of long-term debt, including current maturities, for the five years subsequent to April 1, 2023, are as follows:

2023 (nine months)	$3,822
2024	3,822
2025	6,369
2026	5,096
2027	789,177
2028	—
Thereafter	700,000
Total	1,508,286
Less: Original issue net discount	(4,756)
Less: Capitalized loan costs	(10,651)
Total debt	$1,492,879

Senior Notes— On August 11, 2020, Summit LLC and Summit Finance (together, the “Issuers”) issued $700.0 million in aggregate principal amount of 5.250% senior notes due January 15, 2029 (the “2029 Notes”). The 2029 Notes were issued at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. The 2029 Notes were issued under an indenture dated August 11, 2020 (the "2029 Notes Indenture"). The 2029 Notes Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2029 Notes Indenture also contains customary events of default. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021.

On March 15, 2019, the Issuers issued $300.0 million in aggregate principal amount of 6.500% senior notes due March 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. The 2027 Notes were issued under an indenture dated March 25, 2019, the terms of which are generally consistent with the 2029 Notes Indenture. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

As of April 1, 2023 and December 31, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $508.3 million and revolving credit commitments in an aggregate amount of $395.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2023 payment. The interest rate on the term loan is a variable rate, it was 8.49% as of April 1, 2023. In 2022, the Company repaid $95.6 million of its term loan under provisions related to divestitures of businesses.

On December 14, 2022, Summit Materials, LLC entered into Amendment No. 5 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things, (a) refinanced the existing $509.6 million of existing term loans with new term loans under the Term Loan Facility bearing interest, at Summit LLC’s option, based on either the base rate or Term Secured Overnight Financing Rate ("SOFR") rate and an applicable margin of (i) 2.00% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 3.00% per annum with respect to Term SOFR borrowings, with a SOFR adjustment of 0.10% per annum and a floor of zero, and (b) extended the maturity date to December 14, 2027.

On January 10, 2023, Summit Materials, LLC entered into Amendment No. 6 to the Credit Agreement, which among other things, increased the maximum amount available to $395.0 million and extended the maturity date to January 10, 2028. The revolving credit agreement bears interest per annum equal to a Term SOFR Rate with a SOFR adjustment of 0.10% per annum and a floor of zero.

There were no outstanding borrowings under the revolving credit facility as of April 1, 2023 and December 31, 2022, with borrowing capacity of $373.9 million remaining as of April 1, 2023, which is net of $21.1 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of April 1, 2023 and December 31, 2022, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the three months ended April 1, 2023 and April 2, 2022:

Deferred financing fees
Balance—December 31, 2022	$11,489
Loan origination fees	1,566
Amortization	(616)
Write off of deferred financing fees	(160)
Balance—April 1, 2023	$12,279

Balance—January 1, 2022	$13,049
Amortization	(692)
Balance—April 2, 2022	$12,357

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20% and (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of April 1, 2023 or December 31, 2022, which may be terminated upon demand.

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

Our income tax benefit was $(6.5) million and $(4.7) million in the three months ended April 1, 2023 and April 2, 2022, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) basis differences in assets divested, (3) state taxes, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of April 1, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.1 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three months ended April 1, 2023 and April 2, 2022.

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

In the three months ended April 1, 2023, 2,000 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of April 1, 2023 and December 31, 2022, we had recorded $327.8 million and $328.4 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. No tax distributions were made by Summit Holdings in the three months ended April 1, 2023.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended
	April 1, 2023	April 2, 2022
Net loss attributable to Summit Inc.	$(30,804)	$(34,292)

Weighted average shares of Class A stock outstanding	118,564,556	120,756,555
Add: Nonvested restricted stock awards of retirement eligible shares	115,100	160,125
Weighted average shares outstanding	118,679,656	120,916,680
Basic loss per share	$(0.26)	$(0.28)

Diluted net loss attributable to Summit Inc.	$(30,804)	$(34,292)

Weighted average shares outstanding	118,679,656	120,916,680
Add: weighted average of LP Units	—	—
Add: stock options	—	—
Add: warrants	—	—
Add: restricted stock units	—	—
Add: performance stock units	—	—
Weighted average dilutive shares outstanding	118,679,656	120,916,680
Diluted loss per share	$(0.26)	$(0.28)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	April 1, 2023	April 2, 2022
Antidilutive shares:
LP Units	1,311,257	1,314,006
Time-vesting stock options	279,680	290,944
Warrants	31,519	31,519
Time-vesting restricted stock units	1,051,844	1,379,251
Market-based restricted stock units	439,704	416,096

9.STOCKHOLDERS’ EQUITY

During 2023, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. As of April 1, 2023, there was $149.0 million available for purchase, upon which they will be retired.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	2,000	(2,000)	—
Stock option exercises	902	—	902
Other equity transactions	407,114	—	407,114
Balance — April 1, 2023	118,818,671	1,310,004	120,128,675	98.9%

Balance — January 1, 2022	120,684,322	1,314,006	121,998,328	98.9%
Stock option exercises	1,589	—	1,589
Repurchases of common stock	(1,506,878)	—	(1,506,878)
Other equity transactions	842,029	—	842,029
Balance — April 2, 2022	120,021,062	1,314,006	121,335,068	98.9%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.1% and 1.1% as of April 1, 2023 and December 31, 2022, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Foreign currency translation adjustment, net of tax	—	161	161
Balance — April 1, 2023	$6,356	$(3,111)	$3,245

Balance — January 1, 2022	$1,508	$5,575	$7,083
Foreign currency translation adjustment, net of tax	—	1,306	1,306
Balance — April 2, 2022	$1,508	$6,881	$8,389

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	April 1, 2023	April 2, 2022
Cash payments:
Interest	$37,970	$31,789
Payments for income taxes, net	2,088	1,542
Operating cash payments on operating leases	2,402	2,455
Operating cash payments on finance leases	149	372
Finance cash payments on finance leases	4,011	5,949
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$21,911	$23,610
Right of use assets obtained in exchange for operating lease obligations	679	5,416
Right of use assets obtained in exchange for finance leases obligations	413	248
Exchange of LP Units to shares of Class A common stock	60	—

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

	Three months ended
	April 1, 2023	April 2, 2022
Operating lease cost	$2,641	$2,512
Variable lease cost	30	113
Short-term lease cost	7,270	8,248
Financing lease cost:
Amortization of right-of-use assets	818	1,986
Interest on lease liabilities	148	369
Total lease cost	$10,907	$13,228

	April 1, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$36,638	$37,889

Current operating lease liabilities	$7,515	$7,296
Noncurrent operating lease liabilities	34,315	35,737
Total operating lease liabilities	$41,830	$43,033
Finance leases:
Property and equipment, gross	$24,565	$32,119
Less accumulated depreciation	(11,279)	(14,992)
Property and equipment, net	$13,286	$17,127

Current finance lease liabilities	$4,224	$6,959
Long-term finance lease liabilities	6,303	7,167
Total finance lease liabilities	$10,527	$14,126

Weighted average remaining lease term (years):
Operating leases	9.0	9.1
Finance lease	3.5	2.8

Weighted average discount rate:
Operating leases	4.7%	4.7%
Finance leases	5.6%	5.3%

Maturities of lease liabilities, as of April 1, 2023, were as follows:
	Operating Leases	Finance Leases
2023 (nine months)	$6,929	$3,106
2024	8,289	3,433
2025	6,377	2,435
2026	5,009	990
2027	4,161	760
2028	3,223	513
Thereafter	16,787	570
Total lease payments	50,775	11,807
Less imputed interest	(8,945)	(1,280)
Present value of lease payments	$41,830	$10,527

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of April 1, 2023 and December 31, 2022, $35.5 million and $36.3 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.3 million and $4.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of April 1, 2023 and December 31, 2022 were $124.8 million and $124.9 million, respectively.

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

The fair value of contingent consideration as of April 1, 2023 and December 31, 2022 was:

	April 1, 2023	December 31, 2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$336	$336
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$4,961	$4,981

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of April 1, 2023 and April 2, 2022.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of April 1, 2023 and December 31, 2022 was:

	April 1, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,457,171	$1,503,530	$1,447,673	$1,504,549
Level 3
Current portion of deferred consideration and noncompete obligations(2)	6,907	6,907	13,382	13,382
Long term portion of deferred consideration and noncompete obligations(3)	17,978	17,978	24,070	24,070
(1)$5.1 million was included in current portion of debt as of April 1, 2023 and December 31, 2022.
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
The following tables display selected financial data for the Company’s reportable business segments as of April 1, 2023 and December 31, 2022 and for the three months ended April 1, 2023 and April 2, 2022:

	Three months ended
	April 1, 2023	April 2, 2022
Revenue*:
West	$250,882	$252,232
East	130,389	122,490
Cement	54,117	46,225
Total revenue	$435,388	$420,947
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	April 1, 2023	April 2, 2022
Loss from operations before taxes	$(37,678)	$(39,543)
Interest expense	27,420	20,149
Depreciation, depletion and amortization	50,188	50,479
Accretion	706	714
Loss on debt financings	493	—
Gain on sale of businesses	—	(14,205)
Non-cash compensation	4,708	5,422
Other	(4,636)	247
Total Adjusted EBITDA	$41,201	$23,263

Total Adjusted EBITDA by Segment:
West	$32,678	$32,692
East	18,852	8,136
Cement	10	(5,819)
Corporate and other	(10,339)	(11,746)
Total Adjusted EBITDA	$41,201	$23,263

	Three months ended
	April 1, 2023	April 2, 2022
Purchases of property, plant and equipment
West	$38,174	$26,874
East	15,518	24,326
Cement	6,996	6,115
Total reportable segments	60,688	57,315
Corporate and other	2,896	459
Total purchases of property, plant and equipment	$63,584	$57,774

	Three months ended
	April 1, 2023	April 2, 2022
Depreciation, depletion, amortization and accretion:
West	$26,373	$24,575
East	15,535	18,295
Cement	7,998	7,574
Total reportable segments	49,906	50,444
Corporate and other	988	749
Total depreciation, depletion, amortization and accretion	$50,894	$51,193

	April 1, 2023	December 31, 2022
Total assets:
West	$1,632,437	$1,565,776
East	1,155,539	1,151,223
Cement	885,608	873,604
Total reportable segments	3,673,584	3,590,603
Corporate and other	541,356	665,089
Total	$4,214,940	$4,255,692

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

We are organized into 10 operating companies that make up our three distinct operating segments: West, East and Cement, which are also our reporting segments. We operate in 20 U.S. states and in British Columbia, Canada and currently have assets in 21 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint.

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

Our revenue is derived from multiple end-use markets including public infrastructure construction and private residential and nonresidential construction. Public infrastructure includes spending by federal, state, provincial and local governments for roads, highways, bridges, airports and other infrastructure projects. Public infrastructure projects have historically been a relatively stable portion of state and federal budgets. Residential and nonresidential construction consists of new construction and repair and remodel markets. Any economic stagnation or decline, which could vary by local region and market, could affect our results of operations. Our sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, we continue to see positive indicators for highway obligations as funds from the Infrastructure Investment and Jobs Act (“IIJA”) are beginning to be spent in our markets. We are seeing the impact of rising interest rates and inflation on residential markets in our geographies. Rising interest rates and inflation may also impact our non-residential construction activity in the future as non-residential activity tends to lag behind residential activity by a year or so.

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

In 2022, approximately 65% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We believe residential activity in our key markets will continue to be a driver for volumes in future periods. Funding for public infrastructure projects is expected to remain a high priority.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 24%, 17%, 10% and 10%, respectively, of our total revenue in 2022. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) Unified Transportation Program (“UTP”) is a long-term planning document, released annually, that guides the development of transportation work over ten years. The total ten-year work program for fiscal years 2023 through 2032 totals $85.06 billion, a 14.3% increase over the prior plan for fiscal years 2022 through 2032. Fiscal year 2023 of the updated plan calls for $13.62 billion in total spending, a 58% increase over fiscal year 2022 of the previous plan.

•The state of Utah anticipates transportation funding of approximately $2.7 billion in fiscal year 2023.

•The Kansas State Transportation Improvement Program projects fiscal year 2023 total expenditures of $2.2 billion, a 25.4% increase over fiscal year 2022. Projected construction expenditures total $1.32 billion, a 29.2% annual increase.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022, and certain other highlights include:

•Net revenue increased $14.8 million in the three months ended April 1, 2023, primarily resulting from increases in average sales prices which more than offsetting reduced volumes and decreases due to divestitures completed in 2022.
•Our operating loss decreased $18.8 million in the three months ended April 1, 2023, as our increases in revenue overcame inflationary impacts on our cost of revenue, mitigated by a $5.6 million decrease in general and administrative expenses resulting from our divestitures.
•In the three months ended April 1, 2023, average sales price increased 20.5%, 14.8%, 15.2% and 24.5% in aggregates, cement, ready-mix concrete and asphalt, respectively.
•In the three months ended April 1, 2023, sales volume decreased 6.2%, 1.2% and 23.4% in aggregates, cement and in ready-mix concrete, respectively, and increased 25.0% in asphalt.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended April 1, 2023 and April 2, 2022.

	Three months ended
	April 1, 2023	April 2, 2022
($ in thousands)
Net revenue	$407,270	$392,495
Delivery and subcontract revenue	28,118	28,452
Total revenue	435,388	420,947
Cost of revenue (excluding items shown separately below)	354,037	353,380
General and administrative expenses	46,362	51,924
Depreciation, depletion, amortization and accretion	50,894	51,193
Gain on sale of property, plant and equipment	(430)	(1,255)
Operating loss	(15,475)	(34,295)
Interest expense	27,420	20,149
Loss on debt financings	493	—
Gain on sale of businesses	—	(14,205)
Other income, net	(5,710)	(696)
Loss from operations before taxes	(37,678)	(39,543)
Income tax benefit	(6,466)	(4,743)
Net loss	$(31,212)	$(34,800)

Three months ended April 1, 2023 compared to the three months ended April 2, 2022

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Net revenue	$407,270	$392,495	$14,775	3.8%
Operating loss	(15,475)	(34,295)	18,820	54.9%
Operating margin percentage	(3.8)%	(8.7)%
Adjusted EBITDA (1)	$41,201	$23,263	$17,938	77.1%
Adjusted EBITDA Margin (1)	10.1%	5.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue increased $14.8 million in the three months ended April 1, 2023, due to increases in our average sales price and as well as organic revenue increases in the East and Cement segments, more than offsetting a $18.9 million decrease in net revenue in the East segment related to divestitures. Of the increase in net revenue, $26.7 million was from increased revenue of materials, partially offset by $10.2 million from decreased revenue from products and $1.7 million from decreased service revenue. We experienced organic volume decline of 3.4%, 1.2% and 19.3% in our aggregates, cement and ready-mix concrete lines of business, respectively, while our organic asphalt volumes increased 38.7%. Our organic volume declines in aggregates and ready-mix concrete occurred primarily in the West segment, due to unfavorable winter weather and volume decreases in residential and non-residential markets. We achieved organic price growth across all lines of business during the first quarter of 2023. Additional detail about the impact of acquisitions and divestitures on each segment is presented below where material.

Operating loss decreased by $18.8 million in the three months ended April 1, 2023, dues to a combination of increases in average sales price that exceeded inflationary increases in cost of revenue and lower general and administrative expenses resulting from reduced headcount due to divestitures.

Our operating margin percentage for the three months ended April 1, 2023 increased from (8.7)% to (3.8)%, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $17.9 million in the three months ended April 1, 2023, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Revenue by product*:
Aggregates	$168,937	$149,426	$19,511	13.1%
Cement	49,742	43,806	5,936	13.6%
Ready-mix concrete	139,144	157,602	(18,458)	(11.7)%
Asphalt	26,717	17,501	9,216	52.7%
Paving and related services	40,717	40,337	380	0.9%
Other	10,131	12,275	(2,144)	(17.5)%
Total revenue	$435,388	$420,947	$14,441	3.4%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three months ended April 1, 2023 and April 2, 2022 were as follows:

	Three months ended
	April 1, 2023		April 2, 2022
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	12,572	$13.44	13,402	$11.15	(6.2)%	20.5%
Cement	337	147.41	341	128.42	(1.2)%	14.8%
Ready-mix concrete	951	146.29	1,241	127.00	(23.4)%	15.2%
Asphalt	325	82.33	260	66.15	25.0%	24.5%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $19.5 million in the three months ended April 1, 2023. In the three months ended April 1, 2023 we had strong organic price increases which were offset by a decrease in organic aggregate volumes. Organic aggregate volumes decreased 3.4% in the first three months of 2023 as compared to the same period a year ago, primarily due to moderating demand, as well as unfavorable weather conditions in certain geographies as noted below. Aggregate average sales price of $13.44 per ton increased 20.5% in the first three months of 2023 as compared to the first three months of 2022, due to our focus on increasing prices in the current inflationary environment. We continue to focus on increasing our prices as market conditions allow.

Revenue from cement increased $5.9 million in the three months ended April 1, 2023. In the three months ended April 1, 2023, organic cement average sales prices increased 14.8%, due to the current pricing environment as noted above.

Revenue from ready-mix concrete decreased $18.5 million in the three months ended April 1, 2023. In the three months ended April 1, 2023, our ready-mix volumes decreased 23.4%, and our average sales prices increased 15.2%. The volume decrease in the three months ended April 1, 2023 occurred primarily in our Intermountain West market due to unfavorable weather and moderating demand in our residential markets, while our price increases occurred across all of our major markets.

Revenue from asphalt increased $9.2 million in the three months ended April 1, 2023, primarily due to increased volumes in our North Texas market. In the first three months of 2023, organic volumes increased by 38.7%. In the first three months of 2023, organic pricing increased 20.8%, with strong pricing gains across all our major markets.

Other Financial Information

Interest Expense

Our interest expense was $27.4 million and $20.1 million in the three months ended April 1, 2023 and April 2, 2022, respectively. Although our total debt balance has decreased $100.1 million from April 2, 2022 to April 1, 2023, rising interest rates led to higher interest expense in 2023, which is expected to continue during the rest of 2023.

Income Tax Expense

Our income tax benefit was $6.5 million and $4.7 million in the three months ended April 1, 2023 and April 2, 2022, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) basis differences in assets divested, (3) state taxes, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of April 1, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.1 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Net revenue	$234,370	$236,002	$(1,632)	(0.7)%
Operating income	5,713	7,992	(2,279)	(28.5)%
Operating margin percentage	2.4%	3.4%
Adjusted EBITDA (1)	$32,678	$32,692	$(14)	—%
Adjusted EBITDA Margin (1)	13.9%	13.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the West segment decreased $1.6 million for the three months ended April 1, 2023 due to net revenue decreases in our ready mix lines of businesses, offset by an increase in our asphalt lines of business. Organic aggregates average sales prices increased 25.0% in the three months ended April 1, 2023, as price increases were implemented across all geographies to offset inflationary factors. Organic aggregate volumes decreased 17.7% in the three month period due, in part, to softness in our residential markets and unfavorable weather in our Intermountain West market, as compared to the first three months of 2022. Organic ready-mix concrete volumes decreased 21.1% while organic ready-mix concrete average sales prices increased 16.1% in the three months ended April 1, 2023. Construction activity is slowing, to varying degrees, across residential markets, including in our two largest, Houston and Salt Lake City, as higher mortgage interest rates are negatively impacting demand and, by extension, dampened home builder activity.

The West segment’s operating income decreased $2.3 million in the three months ended April 1, 2023. Adjusted EBITDA and Adjusted EBITDA margin remained constant. The operating margin percentage in the West segment decreased in the three months ended April 1, 2023 due to unfavorable product mix relative to prior year, as well as ongoing input cost inflation.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Revenue by product*:
Aggregates	$80,514	$77,782	$2,732	3.5%
Ready-mix concrete	123,256	134,591	(11,335)	(8.4)%
Asphalt	23,761	13,600	10,161	74.7%
Paving and related services	37,392	32,503	4,889	15.0%
Other	(14,041)	(6,244)	(7,797)	(124.9)%
Total revenue	$250,882	$252,232	$(1,350)	(0.5)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended April 1, 2023 from the three months ended April 2, 2022 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	(17.4)%	25.4%
Ready-mix concrete	(21.1)%	16.1%
Asphalt	40.9%	24.1%

Revenue from aggregates in the West segment increased $2.7 million in the three months ended April 1, 2023. Aggregates pricing for the three months ended April 1, 2023 increased 25.4% when compared to the same period in 2022.

Increased average sales prices more than offset a 17.4% decrease in sales volumes in the first quarter of 2023. In the three months ended April 1, 2023, aggregate volumes decreased in all our major markets. Aggregate volume declines in the first quarter of 2023 were primarily attributable to a slowdown in our residential markets as noted above, as well as unfavorable weather in the Intermountain West.

Revenue from ready-mix concrete in the West segment decreased $11.3 million in the three months ended April 1, 2023. For the three months ended April 1, 2023, our organic ready-mix concrete volumes decreased 21.1%, which only partially offset increased organic ready-mix concrete prices of 16.1%. For the three months ended April 1, 2023, our organic ready-mix concrete volumes decreased due to unfavorable weather in our Intermountain West geography and reduced residential demand.
Revenue from asphalt in the West segment increased $10.2 million in the three months ended April 1, 2023. For the three months ended April 1, 2023, asphalt volumes increased 40.9% due primarily to growth in North Texas. Average sales prices for asphalt increased 24.1% in the three months ended April 1, 2023. Revenue for paving and related services in the West segment increased by $4.9 million in the three months ended April 1, 2023.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 1, 2023 was approximately $(6.9) million and $8.4 million, respectively.

East Segment

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Net revenue	$118,783	$110,268	$8,515	7.7%
Operating income (loss)	2,964	(10,727)	13,691	127.6%
Operating margin percentage	2.5%	(9.7)%
Adjusted EBITDA (1)	$18,852	$8,136	$10,716	131.7%
Adjusted EBITDA Margin (1)	15.9%	7.4%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $8.5 million in the three months ended April 1, 2023, as compared to the same period a year ago, primarily due to increased aggregate volumes and price. The increases in net revenue more than offset the impact from divestitures during 2022 of $18.9 million in the three months ended April 1, 2023. Operating income increased $13.7 million in the three months ended April 1, 2023, as increases in average sales prices exceeded inflationary increases in our cost of revenue. Adjusted EBITDA increased $10.7 million in the three months ended April 1, 2023, which benefited from the timing of 2022 divestitures, contributing $5.9 million of Adjusted EBITDA in the three months ended April 1, 2023. Operating income margin increased to 2.5% from (9.7)% in the three months ended April 1, 2023, as compared to the same period a year ago as the impact of our Elevate Summit strategy to divest underperforming businesses is being realized. Adjusted EBITDA Margin increased to 15.9% from 7.4% in the three months ended April 1, 2023, as compared to the same period a year ago.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Revenue by product*:
Aggregates	$88,423	$71,644	$16,779	23.4%
Ready-mix concrete	15,888	23,011	(7,123)	(31.0)%
Asphalt	2,956	3,901	(945)	(24.2)%
Paving and related services	3,325	7,834	(4,509)	(57.6)%
Other	19,797	16,100	3,697	23.0%
Total revenue	$130,389	$122,490	$7,899	6.4%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended April 1, 2023 from the three months ended April 2, 2022 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	8.9%	13.2%
Ready-mix concrete	(36.5)%	8.6%
Asphalt	(31.6)%	20.4%

Revenue from aggregates in the East segment increased $16.8 million in the three months ended April 1, 2023, as compared to the same period a year ago. Aggregate volumes in the three months of 2023 increased 8.9%, primarily due to favorable weather in 2023. Excluding the impact of the divestitures, aggregate volumes in the three months of 2023 increased 21.7%. Aggregates organic pricing increased 12.7% in the three months ended April 1, 2023, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $7.1 million and ready-mix concrete volumes decreased 36.5% in the three months ended April 1, 2023, as compared to the same period in 2022, primarily due to our divestiture program. In the three months ended April 1, 2023, our ready-mix concrete average sales prices increased 8.6%.

Revenue from asphalt decreased $0.9 million in the three months ended April 1, 2023, when compared to the same period in 2022. Asphalt pricing increased 20.4% in the three months ended April 1, 2023, due to increases in liquid asphalt. Paving and related service revenue decreased $4.5 million in the three months ended April 1, 2023, primarily due to our divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended April 1, 2023 was approximately $(3.0) million and $11.7 million, respectively.

Cement Segment

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Net revenue	$54,117	$46,225	$7,892	17.1%
Operating loss	(7,944)	(13,506)	5,562	41.2%
Operating margin percentage	(14.7)%	(29.2)%
Adjusted EBITDA (1)	$10	$(5,819)	$5,829	100.2%
Adjusted EBITDA Margin (1)	0.0%	(12.6)%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $7.9 million primarily due to average price increases of 14.8% in the three months ended April 1, 2023.

Operating loss decreased $5.6 million during the three months ended April 1, 2023. In the first quarter of 2022, we had negative Adjusted EBITDA that had increased $5.8 million to nearly zero and consequently, our Adjusted EBITDA Margin increased to zero in the three months ended April 1, 2023. Operating loss, Adjusted EBITDA and Adjusted EBITDA margin benefited from higher levels of average sales price and a greater contribution from our Green America Recycling facility.

Operating margin percentage for the three months ended April 1, 2023 increased to (14.7)% from (29.2)%, from the comparable period a year ago. The increased operating margin for the three months ended April 1, 2023 was primarily due to increases in our average sales price targeted to exceed inflationary pressures and lower distribution costs related to the commissioning of our cement storage dome in Davenport, IA.

Gross revenue by product was as follows:

	Three months ended
($ in thousands)	April 1, 2023	April 2, 2022	Variance
Revenue by product*:
Cement	$49,742	$43,806	$5,936	13.6%
Other	4,375	2,419	1,956	80.9%
Total revenue	$54,117	$46,225	$7,892	17.1%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended April 1, 2023 from the three months ended April 2, 2022 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Cement	(1.2)%	14.8%

Revenue from cement increased $5.9 million in the three months ended April 1, 2023, due to organic cement pricing gains of 14.8%, partially offset by volume decreases of 1.2%.

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

As of April 1, 2023, we had $379.5 million in cash and cash equivalents and $630.4 million of working capital compared to $520.5 million and $762.5 million, respectively, at December 31, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of April 1, 2023 or December 31, 2022. In January 2023, we amended our senior secured revolving credit facility, increasing the total availability to $395.0 million and extending the maturity date to January 2028. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $373.9 million as of April 1, 2023, which is net of $21.1 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the fiscal year 2022, we repurchased 3.4 million shares of Class A common stock for $101.0 million. No repurchases were made during the fiscal quarter ended April 1, 2023. As of April 1, 2023, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of April 1, 2023 and December 31, 2022, our long-term borrowings totaled $1.5 billion and $1.5 billion, respectively, for which we incurred $24.3 million and $17.7 million of interest expense for the three months ended April 1, 2023 and April 2, 2022, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of April 1, 2023.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of April 1, 2023, we were in compliance with all debt covenants. At April 1, 2023 and December 31, 2022, $1.5 billion and $1.5 billion, respectively, of total debt was outstanding under our respective debt agreements. Due to our ongoing divestiture program, prepayments of the term loan may be required.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended April 1, 2023 and April 2, 2022:

	Summit Inc.
($ in thousands)	April 1, 2023	April 2, 2022
Net cash provided by (used in):
Operating activities	$335	$(16,713)
Investing activities	(118,329)	(9,371)
Financing activities	(23,058)	(67,662)

Operating activities

During the three months ended April 1, 2023, cash provided by operating activities was $0.3 million primarily as a result of:

•Net loss of $31.2 million, decreased by non-cash expenses, including $53.9 million of depreciation, depletion, amortization and accretion expense and $4.7 million of share-based compensation, offset by the net gain on asset and business divestitures of $0.9 million.
•Billed and unbilled accounts receivable decreased by $12.5 million in the first three months of 2023 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $38.0 million of interest payments in the three months ended April 1, 2023.

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

Investing activities

During the three months ended April 1, 2023, cash used for investing activities was $118.3 million, of which $63.6 million was invested in capital expenditures and $55.5 million was used for a purchase of a business in our West segment, and was partially offset by $1.8 million of proceeds from asset sales.

During the three months ended April 2, 2022, cash used for investing activities was $9.4 million, of which $57.8 million was invested in capital expenditures, which was partially offset by $47.8 million of proceeds from the sale of a business in the East segment, as well as $1.4 million of proceeds from asset sales.

Financing activities

During the three months ended April 1, 2023, cash used in financing activities was $23.1 million. We made $4.4 million of payments on debt, $11.4 million payments on acquisition-related liabilities and used $5.7 million on shares redeemed to settle taxes on restricted stock units.

During the three months ended April 2, 2022, cash used in financing activities was $67.7 million. We made $7.6 million of payments on debt, $11.4 million payments on acquisition-related liabilities and used $47.5 million to repurchase shares of Class A common stock.

Cash paid for capital expenditures

We paid cash of approximately $63.6 million in capital expenditures in the three months ended April 1, 2023 compared to $57.8 million in the three months ended April 2, 2022.

We currently estimate that we will invest between $220 million to $240 million inclusive of spend associated with greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, and outside financing arrangements including our revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of April 1, 2023, we had accrued $327.8 million as TRA liability in our consolidated financial statements. Of the total TRA liability, $5.2 million is expected to be paid in the next twelve months.

Based upon a $28.49 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended April 1, 2023, and a contractually defined discount rate of 6.31%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $254.8 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of April 1, 2023, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended April 1, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$8,922	$5,938	$(3,025)	$(43,047)	$(31,212)
Interest (income) expense	(3,331)	(2,762)	(4,963)	38,476	27,420
Income tax expense (benefit) (1)	739	—	—	(7,205)	(6,466)
Depreciation, depletion and amortization	26,123	15,097	7,980	988	50,188
EBITDA	$32,453	$18,273	$(8)	$(10,788)	$39,930
Accretion	250	438	18	—	706
Loss on debt financings	—	—	—	493	493
Non-cash compensation	—	—	—	4,708	4,708
Other (2)	(25)	141	—	(4,752)	(4,636)
Adjusted EBITDA	$32,678	$18,852	$10	$(10,339)	$41,201

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended April 2, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$11,901	$7,366	$(8,431)	$(45,636)	$(34,800)
Interest (income) expense	(3,970)	(3,451)	(4,962)	32,532	20,149
Income tax expense (benefit) (1)	176	(106)	—	(4,813)	(4,743)
Depreciation, depletion and amortization	24,348	17,884	7,498	749	50,479
EBITDA	$32,455	$21,693	$(5,895)	$(17,168)	$31,085
Accretion	227	411	76	—	714
Gain on sale of businesses	—	(14,205)	—	—	(14,205)
Non-cash compensation	—	—	—	5,422	5,422
Other	10	237	—	—	247
Adjusted EBITDA	$32,692	$8,136	$(5,819)	$(11,746)	$23,263
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $6.0 million less than Summit LLC and its subsidiaries in the three months ended April 1, 2023, and $11.6 million less in three months ended April 2, 2022, due to TRA expense and income tax expense which are obligations of Summit Holdings and Summit Inc. and are thus excluded from Summit LLC’s consolidated net income.
(2)Consists primarily of interest income earned on cash balances.

Reconciliation of Working Capital	April 1, 2023	December 31, 2022
($ in thousands)
Total current assets	$890,890	$1,018,376
Less total current liabilities	(260,526)	(255,847)
Working capital	$630,364	$762,529

	Three months ended
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	April 1, 2023	April 2, 2022
($ in thousands)
Operating loss	$(15,475)	$(34,295)
General and administrative expenses	46,362	51,924
Depreciation, depletion, amortization and accretion	50,894	51,193
Gain on sale of property, plant and equipment	(430)	(1,255)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$81,351	$67,567
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	20.0%	17.2%
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

Please refer to “Critical Accounting Policies and Estimates” described in “Part II. Item 7. Management’s Discussion and Analysis of our Financial Condition and Results of Operations” of our annual report on Form 10-K filed with the SEC on February 16, 2023, from which there have been no material changes.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s and Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of April 1, 2023. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2023, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in Summit Inc.’s or Summit LLC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

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

3.4
Second Amended and Restated Limited Liability Company Agreement of Summit Materials, LLC (incorporated by reference to Exhibit 3.4 to the Registrants’ Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-36783))

10.1
Offer letter, dated as of February 23, 2023, by and between Summit Materials, LLC and Scott Anderson (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.'s Current Report on Form 8-K filed on March 1, 2023 (File No. 001-36783))

10.2*	Participation Notice and Agreement under Summit Materials, Inc. Executive Severance Plan by and between Summit Materials, Inc. and Scott Anderson.
10.3*	Amendment to Participation Notice and Agreement under Summit Materials, Inc. Executive Severance Plan, dated as of March 1, 2023, by and between Summit Materials, Inc. and Anne P. Noonan.
10.4
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 4, 2023	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ C. Scott Anderson
C. Scott Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)