Form 10-Q
period 2023-07-01
Summit Materials, Inc.; Summit Materials, LLC
filed 2023-08-03
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
As of July 31, 2023, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 118,929,412 and 99, respectively.
As of July 31, 2023, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of July 1, 2023, its sole material asset was a 98.9% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and six months ended July 1, 2023 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of July 1, 2023. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
• 100% of voting power in Summit Holdings
• 98.9% of outstanding LP Units
Limited Partners
• No voting rights in Summit Holdings (2)
• 1.1% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$395.0 million revolving credit facility
$507.0 million term loan facility
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 1, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$230,010	$520,451
Accounts receivable, net	370,504	256,669
Costs and estimated earnings in excess of billings	35,315	6,510
Inventories	246,275	212,491
Other current assets	22,336	20,787
Current assets held for sale	1,862	1,468
Total current assets	906,302	1,018,376
Property, plant and equipment, less accumulated depreciation, depletion and amortization (July 1, 2023 - $1,352,008 and December 31, 2022 - $1,267,557)	1,979,986	1,813,702
Goodwill	1,228,468	1,132,546
Intangible assets, less accumulated amortization (July 1, 2023 - $17,321 and December 31, 2022 - $15,503)	69,714	71,384
Deferred tax assets, less valuation allowance (July 1, 2023 - $1,113 and December 31, 2022 - $1,113)	126,817	136,986
Operating lease right-of-use assets	36,013	37,889
Other assets	48,187	44,809
Total assets	$4,395,487	$4,255,692
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$5,096	$5,096
Current portion of acquisition-related liabilities	7,243	13,718
Accounts payable	171,221	104,031
Accrued expenses	148,660	119,967
Current operating lease liabilities	7,707	7,296
Billings in excess of costs and estimated earnings	7,054	5,739
Total current liabilities	346,981	255,847
Long-term debt	1,487,289	1,488,569
Acquisition-related liabilities	23,503	29,051
Tax receivable agreement liability	322,624	327,812
Noncurrent operating lease liabilities	33,563	35,737
Other noncurrent liabilities	107,563	106,686
Total liabilities	2,321,523	2,243,702
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 118,886,274 and 118,408,655 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	1,190	1,185
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of July 1, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,409,364	1,404,122
Accumulated earnings	643,728	590,895
Accumulated other comprehensive income	6,326	3,084
Stockholders’ equity	2,060,608	1,999,286
Noncontrolling interest in Summit Holdings	13,356	12,704
Total stockholders’ equity	2,073,964	2,011,990
Total liabilities and stockholders’ equity	$4,395,487	$4,255,692

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue:
Product	$595,714	$542,939	$967,886	$898,608
Service	84,659	88,979	119,757	125,805
Net revenue	680,373	631,918	1,087,643	1,024,413
Delivery and subcontract revenue	48,777	54,636	76,895	83,088
Total revenue	729,150	686,554	1,164,538	1,107,501
Cost of revenue (excluding items shown separately below):
Product	377,634	360,356	673,515	650,701
Service	65,992	69,213	96,030	103,796
Net cost of revenue	443,626	429,569	769,545	754,497
Delivery and subcontract cost	48,777	54,636	76,895	83,088
Total cost of revenue	492,403	484,205	846,440	837,585
General and administrative expenses	55,550	47,651	101,912	99,575
Depreciation, depletion, amortization and accretion	54,787	47,157	105,681	98,350
Gain on sale of property, plant and equipment	(3,223)	(3,695)	(3,653)	(4,950)
Operating income	129,633	111,236	114,158	76,941
Interest expense	27,902	20,599	55,322	40,748
Loss on debt financings	—	—	493	—
Tax receivable agreement expense	—	954	—	954
Gain on sale of businesses	—	(156,053)	—	(170,258)
Other income, net	(5,478)	(977)	(11,188)	(1,673)
Income from operations before taxes	107,209	246,713	69,531	207,170
Income tax expense	22,481	53,947	16,015	49,204
Net income	84,728	192,766	53,516	157,966
Net income attributable to noncontrolling interest in Summit Holdings	1,091	2,653	683	2,145
Net income attributable to Summit Inc.	$83,637	$190,113	$52,833	$155,821
Earnings per share of Class A common stock:
Basic	$0.70	$1.58	$0.44	$1.29
Diluted	$0.70	$1.58	$0.44	$1.28
Weighted average shares of Class A common stock:
Basic	118,931,914	120,222,094	118,805,785	120,569,387
Diluted	119,393,709	120,660,721	119,431,604	121,374,168

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$84,728	$192,766	$53,516	$157,966
Other comprehensive income (loss):
Foreign currency translation adjustment	3,902	(5,610)	4,105	(3,866)
Less tax effect of other comprehensive (loss) income items	(779)	1,353	(818)	934
Other comprehensive income (loss)	3,123	(4,257)	3,287	(2,932)
Comprehensive income	87,851	188,509	56,803	155,034
Less comprehensive income attributable to Summit Holdings	1,133	2,592	728	2,103
Comprehensive income attributable to Summit Inc.	$86,718	$185,917	$56,075	$152,931

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$53,516	$157,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	110,659	107,511
Share-based compensation expense	9,924	10,156
Net gain on asset and business disposals	(3,655)	(174,902)
Non-cash loss on debt financings	161	—
Change in deferred tax asset, net	9,350	44,160
Other	(21)	(357)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(101,119)	(57,797)
Inventories	(27,115)	(58,092)
Costs and estimated earnings in excess of billings	(28,760)	(36,165)
Other current assets	(1,070)	(2,130)
Other assets	1,732	(593)
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	52,157	39,602
Accrued expenses	19,048	(11,108)
Billings in excess of costs and estimated earnings	1,299	(737)
Tax receivable agreement liability	(531)	954
Other liabilities	(1,533)	(2,214)
Net cash provided by operating activities	94,042	16,254
Cash flows from investing activities:
Acquisitions, net of cash acquired	(237,666)	(1,933)
Purchases of property, plant and equipment	(126,893)	(129,580)
Proceeds from the sale of property, plant and equipment	5,760	5,427
Proceeds from sale of businesses	—	341,741
Other	(1,852)	(1,098)
Net cash (used in) provided by investing activities	(360,651)	214,557
Cash flows from financing activities:
Debt issuance costs	(1,566)	—
Payments on debt	(6,720)	(86,821)
Payments on acquisition-related liabilities	(11,539)	(11,577)
Distributions from partnership	—	(25)
Repurchases of common stock	—	(47,509)
Proceeds from stock option exercises	84	123
Other	(4,838)	(187)
Net cash used in financing activities	(24,579)	(145,996)
Impact of foreign currency on cash	747	(461)
Net (decrease) increase in cash	(290,441)	84,354
Cash and cash equivalents—beginning of period	520,451	380,961
Cash and cash equivalents—end of period	$230,010	$465,315

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net loss	(30,804)	—	—	—	—	—	—	(408)	(31,212)
LP Unit exchanges	—	—	2,000	—	—	—	21	(21)	—
Other comprehensive income, net of tax	—	161	—	—	—	—	—	3	164
Stock option exercises	—	—	902	—	—	—	15	—	15
Share-based compensation	—	—	—	—	—	—	4,708	—	4,708
Shares redeemed to settle taxes and other	—	—	407,114	4	—	—	(5,680)	(43)	(5,719)
Balance — April 1, 2023	$560,091	$3,245	118,818,671	$1,189	99	$—	$1,403,186	$12,235	$1,979,946
Net income	83,637	—	—	—	—	—	—	1,091	84,728
Other comprehensive income, net of tax	—	3,081	—	—	—	—	—	42	3,123
Stock option exercises	—	—	3,338	—	—	—	69	—	69
Share-based compensation	—	—	—	—	—	—	5,216	—	5,216
Shares redeemed to settle taxes and other	—	—	64,265	1	—	—	893	(12)	882
Balance - July 1, 2023	$643,728	$6,326	118,886,274	$1,190	99	$—	$1,409,364	$13,356	$2,073,964

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net loss	(34,292)	—	—	—	—	—	—	(508)	(34,800)
Other comprehensive income, net of tax	—	1,306	—	—	—	—	—	19	1,325
Stock option exercises	—	—	1,589	—	—	—	27	—	27
Share-based compensation	—	—	—	—	—	—	5,422	—	5,422
Repurchases of common stock	(47,494)	—	(1,506,878)	(15)	—	—	(121)	121	(47,509)
Shares redeemed to settle taxes and other	—	—	842,029	8	—	—	(1,120)	(68)	(1,180)
Balance — April 2, 2022	$397,170	$8,389	118,041,848	$1,181	99	$—	$1,330,548	$9,209	$1,746,497
Net income	190,113	—	—	—	—	—	—	2,653	192,766
Other comprehensive loss, net of tax	—	(4,196)	—	—	—	—	—	(61)	(4,257)
Stock option exercises	—	—	4,929	—	—	—	96	—	96
Share-based compensation	—	—	—	—	—	—	4,734	—	4,734
Distributions from partnership	—	—	—	—	—	—	—	(25)	(25)
Shares redeemed to settle taxes and other	—	—	67,835	1	—	—	997	(7)	991
Balance — July 2, 2022	$587,283	$4,193	118,114,612	$1,182	99	$—	$1,336,375	$11,769	$1,940,802
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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of July 1, 2023, the results of operations for the three and six months ended July 1, 2023 and July 2, 2022 and cash flows for the six months ended July 1, 2023 and July 2, 2022.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended July 1, 2023 or July 2, 2022.

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

2.ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLES

The financial results of each acquisition have been included in the Company’s consolidated results of operations beginning on the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. Goodwill acquired during a business combination has an indefinite life and is not amortized.

The following table summarizes the Company’s acquisitions by region and period:

	Six months ended	Year ended
	July 1, 2023	December 31, 2022
West	3	—
East	1	2

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the six months ended July 1, 2023, as well as the acquisitions completed during 2022 that occurred after July 2, 2022, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Year ended
	July 1, 2023	December 31, 2022
Financial assets	$13,104	$297
Inventories	6,521	161
Property, plant and equipment	137,394	30,041
Other assets	458	1,116
Financial liabilities	(11,925)	(1,120)
Other long-term liabilities	(768)	(1,589)
Net assets acquired	144,784	28,906
Goodwill	94,564	—
Purchase price	239,348	28,906
Acquisition-related liabilities	—	(6,176)
Other	(1,682)	—
Net cash paid for acquisitions	$237,666	$22,730

Changes in the carrying amount of goodwill, by reportable segment, from December 31, 2022 to July 1, 2023 are summarized as follows:

	West	East	Cement	Total
Balance—December 31, 2022	$566,389	$361,501	$204,656	$1,132,546
Acquisitions (1)	94,564	—	—	94,564
Foreign currency translation adjustments	1,358	—	—	1,358
Balance—July 1, 2023	$662,311	$361,501	$204,656	$1,228,468
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

	July 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$38,677	$(4,926)	$33,751	$38,677	$(4,109)	$34,568
Mineral leases	17,778	(7,228)	10,550	18,091	(7,056)	11,035
Reserve rights	25,586	(4,608)	20,978	25,242	(3,872)	21,370
Other	4,994	(559)	4,435	4,877	(466)	4,411
Total intangible assets	$87,035	$(17,321)	$69,714	$86,887	$(15,503)	$71,384

Amortization expense totaled $0.9 million and $1.8 million for the three and six months ended July 1, 2023, respectively, and $0.8 million and $1.8 million for the three and six months ended July 2, 2022, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to July 1, 2023 is as follows:

2023 (six months)	$1,999
2024	4,006
2025	3,965
2026	3,916
2027	3,904
2028	3,906
Thereafter	48,018
Total	$69,714

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

Revenue by product for the three and six months ended July 1, 2023 and July 2, 2022 is as follows:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue by product*:
Aggregates	$182,512	$161,480	$326,165	$284,873
Cement	103,607	86,815	152,620	129,369
Ready-mix concrete	199,570	183,357	338,348	340,920
Asphalt	91,809	94,141	118,444	111,279
Paving and related services	89,374	98,610	116,558	129,220
Other	62,278	62,151	112,403	111,840
Total revenue	$729,150	$686,554	$1,164,538	$1,107,501
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Trade accounts receivable	$314,590	$215,766
Construction contract receivables	52,932	37,067
Retention receivables	10,461	11,048
Accounts receivable	377,983	263,881
Less: Allowance for doubtful accounts	(7,479)	(7,212)
Accounts receivable, net	$370,504	$256,669

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Aggregate stockpiles	$157,272	$148,347
Finished goods	55,877	33,622
Work in process	9,806	8,191
Raw materials	23,320	22,331
Total	$246,275	$212,491

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Interest	$36,037	$24,625
Payroll and benefits	40,602	34,485
Finance lease obligations	3,499	6,959
Insurance	21,314	18,127
Current portion of TRA liability and non-income taxes	13,976	4,360
Deferred asset purchase payments	5,824	5,131
Professional fees	1,755	924
Other (1)	25,653	25,356
Total	$148,660	$119,967
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Term Loan, due 2027:
$507.0 million and $509.6 million, net of $4.5 million and $5.0 million discount at July 1, 2023 and December 31, 2022, respectively	$502,511	$504,549
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,502,511	1,504,549
Current portion of long-term debt	5,096	5,096
Long-term debt	$1,497,415	$1,499,453

The contractual payments of long-term debt, including current maturities, for the five years subsequent to July 1, 2023, are as follows:

2023 (six months)	$2,548
2024	3,822
2025	6,369
2026	5,096
2027	789,177
2028	—
Thereafter	700,000
Total	1,507,012
Less: Original issue net discount	(4,501)
Less: Capitalized loan costs	(10,126)
Total debt	$1,492,385

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

As of July 1, 2023 and December 31, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $507.0 million and revolving credit commitments in an aggregate amount of $395.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2023 payment. The interest rate on the term loan is a variable rate, it was 8.49% as of July 1, 2023. In 2022, the Company repaid $95.6 million of its term loan under provisions related to divestitures of businesses.

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

There were no outstanding borrowings under the revolving credit facility as of July 1, 2023 and December 31, 2022, with borrowing capacity of $374.1 million remaining as of July 1, 2023, which is net of $20.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of July 1, 2023 and December 31, 2022, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the six months ended July 1, 2023 and July 2, 2022:

Deferred financing fees
Balance—December 31, 2022	$11,489
Loan origination fees	1,566
Amortization	(1,227)
Write off of deferred financing fees	(160)
Balance—July 1, 2023	$11,668

Balance—January 1, 2022	$13,049
Amortization	(1,384)
Balance—July 2, 2022	$11,665

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20% and (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of July 1, 2023 or December 31, 2022, which may be terminated upon demand.

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

Our income tax expense was $22.5 million and $16.0 million in the three and six months ended July 1, 2023, respectively, and our income tax expense was $53.9 million and $49.2 million in the three and six months ended July 2, 2022, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) basis differences in assets divested, (3) state taxes, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of July 1, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million in both periods, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and six months ended July 1, 2023 and July 2, 2022.

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

In the six months ended July 1, 2023, 2,000 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of July 1, 2023 and December 31, 2022, we had recorded $327.8 million and $328.4 million of TRA liability, respectively.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. No tax distributions were made by Summit Holdings in the six months ended July 1, 2023.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income attributable to Summit Inc.	$83,637	$190,113	$52,833	$155,821

Weighted average shares of Class A stock outstanding	118,848,214	120,078,273	118,706,385	120,417,414
Add: Nonvested restricted stock awards of retirement eligible shares	83,700	143,821	99,400	151,973
Weighted average shares outstanding	118,931,914	120,222,094	118,805,785	120,569,387
Basic earnings per share	$0.70	$1.58	$0.44	$1.29

Diluted net income attributable to Summit Inc.	$83,637	$190,113	$52,833	$155,821

Weighted average shares outstanding	118,931,914	120,222,094	118,805,785	120,569,387
Add: stock options	100,895	76,161	99,102	101,094
Add: warrants	13,194	10,413	12,978	12,844
Add: restricted stock units	193,011	257,454	340,958	533,242
Add: performance stock units	154,695	94,599	172,781	157,601
Weighted average dilutive shares outstanding	119,393,709	120,660,721	119,431,604	121,374,168
Diluted earnings per share	$0.70	$1.58	$0.44	$1.28

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Antidilutive shares:
LP Units	1,310,004	1,314,006	1,310,630	1,314,006

9.STOCKHOLDERS’ EQUITY

During 2023, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. As of July 1, 2023, there was $149.0 million available for purchase, upon which they will be retired.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	2,000	(2,000)	—
Stock option exercises	4,240	—	4,240
Other equity transactions	471,379	—	471,379
Balance — July 1, 2023	118,886,274	1,310,004	120,196,278	98.9%

Balance — January 1, 2022	120,684,322	1,314,006	121,998,328	98.9%
Stock option exercises	6,518	—	6,518
Repurchases of common stock	(1,506,878)	—	(1,506,878)
Other equity transactions	909,864	—	909,864
Balance — July 2, 2022	120,093,826	1,314,006	121,407,832	98.9%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 1.1% and 1.1% as of July 1, 2023 and December 31, 2022, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Foreign currency translation adjustment, net of tax	—	3,242	3,242
Balance — July 1, 2023	$6,356	$(30)	$6,326

Balance — January 1, 2022	$1,508	$5,575	$7,083
Foreign currency translation adjustment, net of tax	—	(2,890)	(2,890)
Balance — July 2, 2022	$1,508	$2,685	$4,193

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	July 1, 2023	July 2, 2022
Cash payments:
Interest	$38,107	$36,115
Payments for income taxes, net	6,941	8,503
Operating cash payments on operating leases	4,801	4,652
Operating cash payments on finance leases	282	646
Finance cash payments on finance leases	5,223	11,297
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$14,994	$20,225
Right of use assets obtained in exchange for operating lease obligations	2,050	9,312
Right of use assets obtained in exchange for finance leases obligations	413	258
Exchange of LP Units to shares of Class A common stock	60	—

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

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$2,697	$2,271	$5,338	$4,783
Variable lease cost	34	42	64	155
Short-term lease cost	10,184	10,933	17,454	19,181
Financing lease cost:
Amortization of right-of-use assets	714	1,377	1,532	3,363
Interest on lease liabilities	133	271	281	640
Total lease cost	$13,762	$14,894	$24,669	$28,122

			July 1, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$36,013	$37,889

Current operating lease liabilities			$7,707	$7,296
Noncurrent operating lease liabilities			33,563	35,737
Total operating lease liabilities			$41,270	$43,033
Finance leases:
Property and equipment, gross			$21,515	$32,119
Less accumulated depreciation			(10,101)	(14,992)
Property and equipment, net			$11,414	$17,127

Current finance lease liabilities			$3,499	$6,959
Long-term finance lease liabilities			5,820	7,167
Total finance lease liabilities			$9,319	$14,126

Weighted average remaining lease term (years):
Operating leases			8.8	9.1
Finance lease			3.5	2.8

Weighted average discount rate:
Operating leases			4.8%	4.7%
Finance leases			5.7%	5.3%

Maturities of lease liabilities, as of July 1, 2023, were as follows:
			Operating Leases	Finance Leases
2023 (six months)			$4,831	$2,142
2024			8,762	3,052
2025			6,787	2,435
2026			5,242	990
2027			4,233	760
2028			3,432	513
Thereafter			17,664	570
Total lease payments			50,951	10,462
Less imputed interest			(9,681)	(1,143)
Present value of lease payments			$41,270	$9,319

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of July 1, 2023 and December 31, 2022, $36.6 million and $36.3 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $4.9 million and $4.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of July 1, 2023 and December 31, 2022 were $125.2 million and $124.9 million, respectively.

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

The fair value of contingent consideration as of July 1, 2023 and December 31, 2022 was:

	July 1, 2023	December 31, 2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$336	$336
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$5,102	$4,981

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of July 1, 2023 and July 2, 2022.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of July 1, 2023 and December 31, 2022 was:

	July 1, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,456,913	$1,502,511	$1,447,673	$1,504,549
Level 3
Current portion of deferred consideration and noncompete obligations(2)	6,907	6,907	13,382	13,382
Long term portion of deferred consideration and noncompete obligations(3)	18,401	18,401	24,070	24,070
(1)$5.1 million was included in current portion of debt as of July 1, 2023 and December 31, 2022.
(2)Included in current portion of acquisition-related liabilities on the consolidated balance sheets.
(3)Included in acquisition-related liabilities on the consolidated balance sheets.

The fair value of debt was determined based on observable, or Level 1, inputs, such as interest rates, bond yields and quoted prices in inactive markets. The fair values of the deferred consideration and noncompete obligations were determined based on unobservable, or Level 3, inputs, including the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk. The discount rate used is generally consistent with that used when the obligations were initially recorded.

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
The following tables display selected financial data for the Company’s reportable business segments as of July 1, 2023 and December 31, 2022 and for the three and six months ended July 1, 2023 and July 2, 2022:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue*:
West	$430,738	$383,750	$681,620	$635,982
East	186,537	209,153	316,926	331,643
Cement	111,875	93,651	165,992	139,876
Total revenue	$729,150	$686,554	$1,164,538	$1,107,501
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income from operations before taxes	$107,209	$246,713	$69,531	$207,170
Interest expense	27,902	20,599	55,322	40,748
Depreciation, depletion and amortization	54,042	46,455	104,230	96,934
Accretion	745	702	1,451	1,416
Loss on debt financings	—	—	493	—
Tax receivable agreement expense	—	954	—	954
Gain on sale of businesses	—	(156,053)	—	(170,258)
Non-cash compensation	5,216	4,734	9,924	10,156
Other	(3,369)	(70)	(8,005)	177
Total Adjusted EBITDA	$191,745	$164,034	$232,946	$187,297

Total Adjusted EBITDA by Segment:
West	$104,517	$84,644	$137,195	$117,336
East	47,617	46,694	66,469	54,830
Cement	52,872	43,241	52,882	37,422
Corporate and other	(13,261)	(10,545)	(23,600)	(22,291)
Total Adjusted EBITDA	$191,745	$164,034	$232,946	$187,297

	Six months ended
	July 1, 2023	July 2, 2022
Purchases of property, plant and equipment
West	$70,687	$58,137
East	30,378	45,910
Cement	19,477	19,875
Total reportable segments	120,542	123,922
Corporate and other	6,351	5,658
Total purchases of property, plant and equipment	$126,893	$129,580

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Depreciation, depletion, amortization and accretion:
West	$28,144	$22,012	$54,517	$46,587
East	15,718	14,915	31,253	33,210
Cement	9,891	9,460	17,889	17,034
Total reportable segments	53,753	46,387	103,659	96,831
Corporate and other	1,034	770	2,022	1,519
Total depreciation, depletion, amortization and accretion	$54,787	$47,157	$105,681	$98,350

	July 1, 2023	December 31, 2022
Total assets:
West	$1,919,824	$1,565,776
East	1,181,536	1,151,223
Cement	924,766	873,604
Total reportable segments	4,026,126	3,590,603
Corporate and other	369,361	665,089
Total	$4,395,487	$4,255,692

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

Business Trends and Conditions

The U.S. construction materials industry is composed of four primary sectors: aggregates; cement; ready-mix concrete; and asphalt paving mix. Each of these materials is widely used in most forms of construction activity. Participants in these sectors typically range from small, privately-held companies focused on a single material, product or market to publicly traded multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of significant product differentiation, competition for all of our products is predominantly based on price, product availability and service. Accordingly, our profitability is generally dependent on the level of demand for our materials and products and our ability to control operating costs. We continue to monitor supply chain issues, as well as inflationary pressures on our raw material inputs as well as labor costs.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Kansas and Missouri, represented approximately 24%, 17%, 10% and 10%, respectively, of our total revenue in 2022. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) fiscal year 2024-2025 biennial state budget bill was signed by the Governor on June 18, 2023. The TXDOT budget for fiscal year 2024 totals $18.54 billion, a 24% increase over fiscal year 2023 of $14.96 billion. Since the biennial budget for fiscal year 2023 was determined in 2021, prior to passage of the IIJA, the new bill is the first biennial state budget to incorporate increased federal funding under the IIJA.

•The state of Utah anticipates transportation funding of approximately $2.9 billion in fiscal year 2024.

•The Governor's Budget for the Kansas Department of Transportation totals $2.32 billion for fiscal year 2024.

•The state budget for the Missouri Department of Transportation grew by 17% between fiscal year 2023 and fiscal year 2024, from $3.51 billion to $4.11 billion.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and six months ended July 1, 2023 as compared to the three and six months ended July 2, 2022, and certain other highlights include:

•Net revenue increased $48.5 million and $63.2 million in the three and six months ended July 1, 2023, respectively, primarily resulting from increases in average sales prices which more than offset reduced volumes and decreases due to divestitures completed in 2022.
•Our operating income increased $18.4 million and $37.2 million in the three and six months ended July 1, 2023, respectively, as our increases in revenue overcame inflationary impacts on our cost of revenue.
•In the three and six months ended July 1, 2023, average sales price increased 14.5% and 17.1% in aggregates, 16.0% and 15.6% in cement, 13.9% and 14.6% in ready-mix concrete and 17.9% and 18.8% in asphalt, respectively.
•In the three and six months ended July 1, 2023, sales volume decreased 2.5% and 4.2% in aggregates, 0.3% and 0.5% in cement, 4.4% and 13.3% in ready-mix concrete and 17.0% and 10.2% in asphalt, respectively.
•In the first six months of 2023, we closed on three acquisitions in the West segment, including one in the Phoenix, Arizona market, and one in the East segment for a total of $237.7 million using existing cash balances.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended July 1, 2023 and July 2, 2022.

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
($ in thousands)
Net revenue	$680,373	$631,918	$1,087,643	$1,024,413
Delivery and subcontract revenue	48,777	54,636	76,895	83,088
Total revenue	729,150	686,554	1,164,538	1,107,501
Cost of revenue (excluding items shown separately below)	492,403	484,205	846,440	837,585
General and administrative expenses	55,550	47,651	101,912	99,575
Depreciation, depletion, amortization and accretion	54,787	47,157	105,681	98,350
Gain on sale of property, plant and equipment	(3,223)	(3,695)	(3,653)	(4,950)
Operating income	129,633	111,236	114,158	76,941
Interest expense	27,902	20,599	55,322	40,748
Loss on debt financings	—	—	493	—
Tax receivable agreement expense	—	954	—	954
Gain on sale of businesses	—	(156,053)	—	(170,258)
Other income, net	(5,478)	(977)	(11,188)	(1,673)
Income from operations before taxes	107,209	246,713	69,531	207,170
Income tax expense	22,481	53,947	16,015	49,204
Net income	$84,728	$192,766	$53,516	$157,966

Three and six months ended July 1, 2023 compared to the three and six months ended July 2, 2022

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Net revenue	$680,373	$631,918	$48,455	7.7%	$1,087,643	$1,024,413	$63,230	6.2%
Operating income	129,633	111,236	18,397	16.5%	114,158	76,941	37,217	48.4%
Operating margin percentage	19.1%	17.6%			10.5%	7.5%
Adjusted EBITDA (1)	$191,745	$164,034	$27,711	16.9%	$232,946	$187,297	$45,649	24.4%
Adjusted EBITDA Margin (1)	28.2%	26.0%			21.4%	18.3%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue increased $48.5 million in the three months ended July 1, 2023, due to increases in our average sales prices, our acquisition program, as well as organic revenue increases in the West, East and Cement segments, more than offsetting a $36.7 million decrease in net revenue in the East segment related to divestitures. We also realized an increase in net revenues of $26.6 million from our 2023 acquisitions. Of the increase in net revenue, $37.8 million was from increased revenue of materials, $15.0 million from increased revenue from products and $4.3 million from decreased service revenue. We experienced organic volume decline of 2.0%, 0.3% and 11.0% in our aggregates, cement and ready-mix concrete lines of business, respectively, while our organic asphalt volumes increased 2.1%. Our organic volume declines in aggregates and ready-mix concrete occurred primarily in the West segment, due to volume decreases in our residential markets as well as weather related impacts. We achieved organic price growth across all lines of business during the second quarter of 2023. Additional detail about the impact of acquisitions and divestitures on each segment is presented below where material.

Net revenue increased $63.2 million in the six months ended July 1, 2023, primarily resulting from organic price increases across all lines of business. Of the increase in net revenue, $64.5 million was from increased sales of materials, $4.7 million from increased sales of products, partially offset by $6.0 million from decreased service revenue. Our organic volumes declined 2.6%, 0.5% and 14.8% in aggregates, cement and ready-mix concrete, respectively, while our organic asphalt volumes increased 8.5%. The organic volume decreases for aggregates and ready-mix were primarily attributable to unfavorable winter weather and reduced activity in residential markets in our West segment. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 17.0%, 15.6%, 14.4% and 16.0%, respectively, during the first six months of 2023.

Operating income increased by $18.4 million and $37.2 million in the three and six months ended July 1, 2023, respectively, due to increases in average sales price that exceeded inflationary increases in cost of revenue and more than offset lower volumes.

Our operating margin percentage for the three and six months ended July 1, 2023 increased from 17.6% to 19.1% and from 7.5% to 10.5%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $27.7 million and $45.6 million in the three and six months ended July 1, 2023, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Revenue by product*:
Aggregates	$223,727	$200,535	$23,192	11.6%	$392,664	$349,961	$42,703	12.2%
Cement	104,889	90,689	14,200	15.7%	154,631	134,495	20,136	15.0%
Ready-mix concrete	199,826	183,425	16,401	8.9%	338,970	341,027	(2,057)	(0.6)%
Asphalt	91,926	98,001	(6,075)	(6.2)%	118,643	115,502	3,141	2.7%
Paving and related services	151,011	168,689	(17,678)	(10.5)%	191,728	209,026	(17,298)	(8.3)%
Other	(42,229)	(54,785)	12,556	22.9%	(32,098)	(42,510)	10,412	24.5%
Total revenue	$729,150	$686,554	$42,596	6.2%	$1,164,538	$1,107,501	$57,037	5.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and six months ended July 1, 2023 and July 2, 2022 were as follows:

	Three months ended
	July 1, 2023		July 2, 2022
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	16,396	$13.65	16,820	$11.92	(2.5)%	14.5%
Cement	703	149.10	705	128.57	(0.3)%	16.0%
Ready-mix concrete	1,333	149.91	1,394	131.63	(4.4)%	13.9%
Asphalt	1,096	83.90	1,321	71.16	(17.0)%	17.9%

	Six months ended
	July 1, 2023		July 2, 2022
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	28,968	$13.56	30,223	$11.58	(4.2)%	17.1%
Cement	1,041	148.55	1,046	128.52	(0.5)%	15.6%
Ready-mix concrete	2,284	148.41	2,635	129.45	(13.3)%	14.6%
Asphalt	1,420	83.54	1,582	70.33	(10.2)%	18.8%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $23.2 million and $42.7 million in the three and six months ended July 1, 2023, respectively. In the three months ended July 1, 2023 we had strong organic price increases which were partially offset by a decrease in organic aggregate volumes. Organic aggregate volumes decreased 2.6% in the first six months of 2023 as compared to the same period a year ago, primarily due to moderating demand, as well as unfavorable weather conditions in certain geographies as noted below. Aggregate average sales price of $13.56 per ton increased 17.1% in the first six months of 2023 as compared to the first six months of 2022, due to pricing actions designed to more than offset current inflationary conditions. We continue to focus on pricing to what local market conditions will allow.

Revenue from cement increased $14.2 million and $20.1 million in the three and six months ended July 1, 2023, respectively. In the three and six months ended July 1, 2023, organic cement average sales prices increased 16.0% and 15.6%, respectively, due to the current pricing environment as noted above.

Revenue from ready-mix concrete increased $16.4 million and decreased $2.1 million in the three and six months ended July 1, 2023, respectively. In the three and six months ended July 1, 2023, our ready-mix volumes decreased 4.4% and 13.3%, respectively, and our average sales prices increased 13.9% and 14.6%, respectively. The volume decrease in the three and six months ended July 1, 2023 occurred primarily in our Intermountain West market due to unfavorable weather and moderating demand in our residential markets, while our price increases occurred across all of our major markets.

Revenue from asphalt decreased $6.1 million and increased $3.1 million in the three and six months ended July 1, 2023, respectively. Revenue decreased in the three months ended July 1, 2023 due to the impact of 2022 divestitures in our East segment. In the first six months of 2023, organic volumes increased by 8.5% due to increases in our North Texas market. In the first six months of 2023, organic pricing increased 16.0%, with strong pricing gains across all our major markets.

Other Financial Information

Interest Expense

Our interest expense was $27.9 million and $55.3 million in the three and six months ended July 1, 2023, respectively, and $20.6 million and $40.7 million in the three and six months ended July 2, 2022, respectively. Although our total debt balance has decreased $30.7 million from July 2, 2022 to July 1, 2023, rising interest rates led to higher interest expense in 2023, which is expected to continue during the rest of 2023.

Income Tax Expense

Our income tax expense was $22.5 million and $16.0 million in the three and six months ended July 1, 2023, respectively, and our income tax expense was $53.9 million and $49.2 million in the three and six months ended July 2, 2022, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) tax depletion expense in excess of the expense recorded under U.S. GAAP, (2) basis differences in assets divested, (3) state taxes, (4) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (5) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of July 1, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.1 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Net revenue	$400,038	$352,510	$47,528	13.5%	$634,408	$588,512	$45,896	7.8%
Operating income	74,680	62,580	12,100	19.3%	80,393	70,572	9,821	13.9%
Operating margin percentage	18.7%	17.8%			12.7%	12.0%
Adjusted EBITDA (1)	$104,517	$84,644	$19,873	23.5%	$137,195	$117,336	$19,859	16.9%
Adjusted EBITDA Margin (1)	26.1%	24.0%			21.6%	19.9%

(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $47.5 million and $45.9 million for the three and six months ended July 1, 2023, respectively, due to net revenue increases across all lines of business and from the impact of acquisitions of $24.1 million and $25.4 million, respectively. Organic aggregates average sales prices increased 17.6% and 21.0% in the three and six months ended July 1, 2023, respectively, as price increases were implemented across all geographies. Organic aggregate volumes decreased 11.8% in the six month period due, in part, to unfavorable weather conditions in our Intermountain West market, as well softness in our residential markets, as compared to the first six months of 2022. Organic ready-mix concrete volumes decreased 16.8% and our organic ready-mix concrete average sales prices increased 14.8% in the first six months of 2023. Higher mortgage interest rates are negatively impacting residential demand and, by extension limiting residential construction activity. These conditions are affecting, to varying degrees, our two largest markets, Houston and Salt Lake City.

The West segment’s operating income increased $12.1 million and $9.8 million in the three and six months ended July 1, 2023, respectively. Adjusted EBITDA increased $19.9 million and $19.9 million in the three and six months ended July 1, 2023, respectively, due to the price increases noted above and from the impact of acquisitions of $7.6 million and $7.8 million, respectively. Adjusted EBITDA margin increased to 26.1% from 24.0% and to 21.6% from 19.9% during the three and six months ended July 1, 2023, respectively. The operating margin percentage in the West segment increased in the three and six months ended July 1, 2023 due to favorable product mix relative to prior year.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Revenue by product*:
Aggregates	$110,258	$97,772	$12,486	12.8%	$190,772	$175,554	$15,218	8.7%
Ready-mix concrete	172,654	156,693	15,961	10.2%	295,910	291,284	4,626	1.6%
Asphalt	82,752	65,906	16,846	25.6%	106,513	79,506	27,007	34.0%
Paving and related services	131,102	116,365	14,737	12.7%	168,494	148,868	19,626	13.2%
Other	(66,028)	(52,986)	(13,042)	(24.6)%	(80,069)	(59,230)	(20,839)	(35.2)%
Total revenue	$430,738	$383,750	$46,988	12.2%	$681,620	$635,982	$45,638	7.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and six months ended July 1, 2023 from the three and six months ended July 2, 2022 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(4.8)%	18.5%	(10.7)%	21.6%
Ready-mix concrete	(3.2)%	13.7%	(11.7)%	15.0%
Asphalt	8.3%	16.0%	14.2%	17.3%

Revenue from aggregates in the West segment increased $12.5 million and $15.2 million in the three and six months ended July 1, 2023, respectively. Aggregates pricing for the three and six months ended July 1, 2023 increased 18.5% and 21.6%, respectively, when compared to the same period in 2022. Increased average sales prices more than offset a 4.8% decrease in sales volumes in the second quarter of 2023. In the three months ended July 1, 2023, aggregate volumes decreased in our South Texas and British Columbia markets. Aggregate volume declines in the second quarter of 2023 were primarily attributable to a slowdown in our private markets as noted above.

Revenue from ready-mix concrete in the West segment increased $16.0 million and $4.6 million in the three and six months ended July 1, 2023, respectively. For the three and six months ended July 1, 2023, our organic ready-mix concrete volumes decreased 12.9% and 16.8%, respectively, which was more than offset by increased organic ready-mix concrete prices of 13.5% and 14.8%, respectively. For the three and six months ended July 1, 2023, our organic ready-mix concrete volumes decreased due to unfavorable weather in our Intermountain West geography and reduced residential demand.

Revenue from asphalt in the West segment increased $16.8 million and $27.0 million in the three and six months ended July 1, 2023, respectively. For the three and six months ended July 1, 2023, asphalt volumes increased 8.3% and 14.2%, respectively, due primarily to growth in our North Texas and British Columbia markets. Average sales prices for asphalt increased 16.0% and 17.3% in the three and six months ended July 1, 2023, respectively. Revenue for paving and related services in the West segment increased by $14.7 million and $19.6 million in the three and six months ended July 1, 2023, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 1, 2023 was approximately $(35.9) million and $82.7 million, respectively.

East Segment

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Net revenue	$168,460	$185,757	$(17,297)	(9.3)%	$287,243	$296,025	$(8,782)	(3.0)%
Operating income	31,603	31,625	(22)	(0.1)%	34,567	20,898	13,669	65.4%
Operating margin percentage	18.8%	17.0%			12.0%	7.1%
Adjusted EBITDA (1)	$47,617	$46,694	$923	2.0%	$66,469	$54,830	$11,639	21.2%
Adjusted EBITDA Margin (1)	28.3%	25.1%			23.1%	18.5%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the East segment decreased $17.3 million and $8.8 million in the three and six months ended July 1, 2023, respectively, as compared to the same period a year ago, primarily due to the impact from divestitures of $36.7 million and $55.7 million, respectively. Operating income remained flat and increased $13.7 million in the three and six months ended July 1, 2023, respectively, as increases in average sales prices exceeded inflationary increases in our cost of revenue. Adjusted EBITDA increased $0.9 million and $11.6 million in the three and six months ended July 1, 2023, respectively, noting divestitures negatively impacted the second quarter Adjusted EBITDA increase by $5.3 million. Operating income margin increased to 18.8% from 17.0% and to 12.0% from 7.1% in the three and six months ended July 1, 2023, respectively, as compared to the same period a year ago. Adjusted EBITDA Margin increased to 28.3% from 25.1% and to 23.1% from 18.5% in the three and six months ended July 1, 2023, respectively, as compared to the same period a year ago, as the impact of our Elevate Summit strategy to divest underperforming businesses is being realized.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Revenue by product*:
Aggregates	$113,469	$102,763	$10,706	10.4%	$201,892	$174,407	$27,485	15.8%
Ready-mix concrete	27,172	26,732	440	1.6%	43,060	49,743	(6,683)	(13.4)%
Asphalt	9,174	32,095	(22,921)	(71.4)%	12,130	35,996	(23,866)	(66.3)%
Paving and related services	19,909	52,324	(32,415)	(62.0)%	23,234	60,158	(36,924)	(61.4)%
Other	16,813	(4,761)	21,574	453.1%	36,610	11,339	25,271	222.9%
Total revenue	$186,537	$209,153	$(22,616)	(10.8)%	$316,926	$331,643	$(14,717)	(4.4)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended July 1, 2023 from the three and six months ended July 2, 2022 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	0.1%	10.3%	3.8%	11.6%
Ready-mix concrete	(10.9)%	14.2%	(22.4)%	11.6%
Asphalt	(71.3)%	13.2%	(66.6)%	14.1%

Revenue from aggregates in the East segment increased $10.7 million and $27.5 million in the three and six months ended July 1, 2023, respectively, as compared to the same period a year ago. Aggregate volumes in the three and six months of 2023 increased 0.1% and 3.8%, respectively, primarily due to favorable weather and increased demand in 2023. Excluding the impact of the divestitures in 2022, aggregate volumes in the three and six months ended July 1, 2023 increased 5.7% and 12.2%, respectively. Aggregates organic pricing increased 10.5% and 11.3% in the three and six months ended July 1, 2023, respectively, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment remained flat and decreased $6.7 million as ready-mix concrete volumes decreased 10.9% and 22.4% in the three and six months ended July 1, 2023, respectively, as compared to the same period in 2022, primarily due to our divestiture program. In the six months ended July 1, 2023, our ready-mix concrete average sales prices increased 11.6%.

Revenue from asphalt decreased $22.9 million and $23.9 million in the three and six months ended July 1, 2023, respectively, when compared to the same period in 2022. Asphalt pricing increased 14.1% in the six months ended July 1, 2023, due to increases in liquid asphalt. Paving and related service revenue decreased $32.4 million and $36.9 million in the three and six months ended July 1, 2023, respectively, primarily due to our divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended July 1, 2023 was approximately $(16.7) million and $19.8 million, respectively.

Cement Segment

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Net revenue	$111,875	$93,651	$18,224	19.5%	$165,992	$139,876	$26,116	18.7%
Operating income	43,037	33,718	9,319	27.6%	35,093	20,212	14,881	73.6%
Operating margin percentage	38.5%	36.0%			21.1%	14.4%
Adjusted EBITDA (1)	$52,872	$43,241	$9,631	22.3%	$52,882	$37,422	$15,460	41.3%
Adjusted EBITDA Margin (1)	47.3%	46.2%			31.9%	26.8%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $18.2 million and $26.1 million primarily due to average price increases of 16.0% and 15.6% in the three and six months ended July 1, 2023, respectively.

Operating income increased $9.3 million and $14.9 million during the three and six months ended July 1, 2023, respectively. Adjusted EBITDA margin increased to 47.3% from 46.2% and to 31.9% from 26.8% in the three and six months ended July 1, 2023, respectively. Operating income, Adjusted EBITDA and Adjusted EBITDA margin benefited from higher average sales price and a greater contribution from our Green America Recycling facility in 2023 as compared to 2022.

Operating margin percentage for the three and six months ended July 1, 2023 increased to 38.5% from 36.0% and to 21.1% from 14.4%, respectively, from the comparable period a year ago. The increased operating margin for the six months ended July 1, 2023 was primarily due to increases in our average sales price targeted to exceed inflationary pressures, greater usage of lower cost alternative fuels, increased operating income through increased utilization of our Green American Recycling facility and lower distribution costs driven, in part, by utilizing our recently completed cement storage dome in Davenport, IA.

Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	July 1, 2023	July 2, 2022	Variance		July 1, 2023	July 2, 2022	Variance
Revenue by product*:
Cement	$104,889	$90,689	$14,200	15.7%	$154,631	$134,495	$20,136	15.0%
Other	6,986	2,962	4,024	135.9%	11,361	5,381	5,980	111.1%
Total revenue	$111,875	$93,651	$18,224	19.5%	$165,992	$139,876	$26,116	18.7%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended July 1, 2023 from the three and six months ended July 2, 2022 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(0.3)%	16.0%	(0.5)%	15.6%

Revenue from cement increased $14.2 million and $20.1 million in the three and six months ended July 1, 2023, respectively, due to organic cement pricing gains of 16.0% and 15.6%, partially offset by volume decreases of 0.3% and 0.5%, respectively.

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

As of July 1, 2023, we had $230.0 million in cash and cash equivalents and $559.3 million of working capital compared to $520.5 million and $762.5 million, respectively, at December 31, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of July 1, 2023 or December 31, 2022. In January 2023, we amended our senior secured revolving credit facility, increasing the total availability to $395.0 million and extending the maturity date to January 2028. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $374.1 million as of July 1, 2023, which is net of $20.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the fiscal year 2022, we repurchased 3.4 million shares of Class A common stock for $101.0 million. No repurchases were made during the six month period ended July 1, 2023. As of July 1, 2023, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of July 1, 2023 and December 31, 2022, our long-term borrowings totaled $1.5 billion and $1.5 billion, respectively, for which we incurred $25.0 million and $49.2 million of interest expense for the three and six months ended July 1, 2023, respectively, and $18.1 million and $35.8 million for the three and six months ended July 2, 2022, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of July 1, 2023.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of July 1, 2023, we were in compliance with all debt covenants. At July 1, 2023 and December 31, 2022, $1.5 billion and $1.5 billion, respectively, of total debt was outstanding under our respective debt agreements. Due to our ongoing divestiture program, we have made prepayments on our term loan and may be required to do so again in the future.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended July 1, 2023 and July 2, 2022:

	Summit Inc.
($ in thousands)	July 1, 2023	July 2, 2022
Net cash provided by (used in):
Operating activities	$94,042	$16,254
Investing activities	(360,651)	214,557
Financing activities	(24,579)	(145,996)

Operating activities

During the six months ended July 1, 2023, cash provided by operating activities was $94.0 million primarily as a result of:

•Net income of $53.5 million, decreased by non-cash expenses, including $110.7 million of depreciation, depletion, amortization and accretion expense and $9.9 million of share-based compensation, offset by the net gain on asset disposals of $3.7 million.
•Billed and unbilled accounts receivable increased by $129.9 million in the first six months of 2023 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $38.1 million of interest payments in the six months ended July 1, 2023.

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

Investing activities

During the six months ended July 1, 2023, cash used for investing activities was $360.7 million, of which $126.9 million was invested in capital expenditures and $237.7 million was used for acquisitions in the West and East segments, and was partially offset by $5.8 million of proceeds from asset sales.

During the six months ended July 2, 2022, cash provided by investing activities was $214.6 million, of which $129.6 million was invested in capital expenditures, which was offset by $341.7 million of proceeds from the sale of two businesses in the East segment, as well as $5.4 million of proceeds from asset sales.

Financing activities

During the six months ended July 1, 2023, cash used in financing activities was $24.6 million. We made $6.7 million of payments on debt, $11.5 million payments on acquisition-related liabilities and used $6.0 million on shares redeemed to settle taxes on restricted stock units.

During the six months ended July 2, 2022, cash used in financing activities was $146.0 million. We made $86.8 million of payments on debt, including a $72.4 million prepayment on our term loan due to our divestiture program, $11.6 million payments on acquisition-related liabilities and used $47.5 million to repurchase shares of Class A common stock.

Cash paid for capital expenditures

We paid cash of approximately $126.9 million in capital expenditures in the six months ended July 1, 2023 compared to $129.6 million in the six months ended July 2, 2022.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of July 1, 2023, we had accrued $327.8 million as TRA liability in our consolidated financial statements. Of the total TRA liability, $5.2 million is expected to be paid in the next twelve months.

In the second quarter 2023, the TRA agreement was amended to change the early termination calculation from a LIBOR based rate to a SOFR rate. Based upon a $37.85 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended July 1, 2023, and a contractually defined discount rate of 6.09%, we estimate that if Summit Inc. were to exercise its right to terminate the TRA, the aggregate amount required to settle the TRA would be approximately $262.7 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of July 1, 2023, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 1, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$78,354	$34,648	$47,871	$(76,145)	$84,728
Interest (income) expense	(3,378)	(2,890)	(4,890)	39,060	27,902
Income tax expense (1)	1,478	—	—	21,003	22,481
Depreciation, depletion and amortization	27,884	15,254	9,870	1,034	54,042
EBITDA	$104,338	$47,012	$52,851	$(15,048)	$189,153
Accretion	260	464	21	—	745
Non-cash compensation	—	—	—	5,216	5,216
Other (2)	(81)	141	—	(3,429)	(3,369)
Adjusted EBITDA	$104,517	$47,617	$52,872	$(13,261)	$191,745

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 1, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$87,276	$40,586	$44,846	$(119,192)	$53,516
Interest (income) expense	(6,709)	(5,652)	(9,853)	77,536	55,322
Income tax expense (1)	2,217	—	—	13,798	16,015
Depreciation, depletion and amortization	54,007	30,351	17,850	2,022	104,230
EBITDA	$136,791	$65,285	$52,843	$(25,836)	$229,083
Accretion	510	902	39	—	1,451
Loss on debt financings	—	—	—	493	493
Non-cash compensation	—	—	—	9,924	9,924
Other (2)	(106)	282	—	(8,181)	(8,005)
Adjusted EBITDA	$137,195	$66,469	$52,882	$(23,600)	$232,946

Reconciliation of Net Income to Adjusted EBITDA	Three months ended July 2, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income	$65,606	$64,089	$38,641	$24,430	$192,766
Interest (income) expense	(4,035)	(2,714)	(4,860)	32,208	20,599
Income tax expense (1)	987	—	—	52,960	53,947
Depreciation, depletion and amortization	21,779	14,523	9,383	770	46,455
EBITDA	$84,337	$75,898	$43,164	$110,368	$313,767
Accretion	233	392	77	—	702
Tax receivable agreement expense (1)	—	—	—	954	954
Gain on sale of businesses	—	(29,452)	—	(126,601)	(156,053)
Non-cash compensation	—	—	—	4,734	4,734
Other	74	(144)	—	—	(70)
Adjusted EBITDA	$84,644	$46,694	$43,241	$(10,545)	$164,034

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 2, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$77,507	$71,455	$30,210	$(21,206)	$157,966
Interest (income) expense	(8,005)	(6,165)	(9,822)	64,740	40,748
Income tax expense (benefit) (1)	1,163	(106)	—	48,147	49,204
Depreciation, depletion and amortization	46,127	32,407	16,881	1,519	96,934
EBITDA	$116,792	$97,591	$37,269	$93,200	$344,852
Accretion	460	803	153	—	1,416
Tax receivable agreement expense (1)	—	—	—	954	954
Gain on sale of businesses	—	(43,657)	—	(126,601)	(170,258)
Non-cash compensation	—	—	—	10,156	10,156
Other	84	93	—	—	177
Adjusted EBITDA	$117,336	$54,830	$37,422	$(22,291)	$187,297
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $15.4 million and $9.4 million less than Summit LLC and its subsidiaries in the three and six months ended July 1, 2023, and $49.3 million and $37.7 million less in three and six months ended July 2, 2022, due to TRA expense and income tax expense which are obligations of Summit Holdings and Summit Inc. and are thus excluded from Summit LLC’s consolidated net income.
(2)Consists primarily of interest income earned on cash balances.

Reconciliation of Working Capital	July 1, 2023	December 31, 2022
($ in thousands)
Total current assets	$906,302	$1,018,376
Less total current liabilities	(346,981)	(255,847)
Working capital	$559,321	$762,529

	Three months ended		Six months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
($ in thousands)
Operating income	$129,633	$111,236	$114,158	$76,941
General and administrative expenses	55,550	47,651	101,912	99,575
Depreciation, depletion, amortization and accretion	54,787	47,157	105,681	98,350
Gain on sale of property, plant and equipment	(3,223)	(3,695)	(3,653)	(4,950)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$236,747	$202,349	$318,098	$269,916
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	34.8%	32.0%	29.2%	26.3%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s and Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of July 1, 2023. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2023, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM  5. OTHER INFORMATION

During the three months ended July 1, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Amendment No. 1 to Tax Receivable Agreement, dated as of May 10, 2023, by and among Summit Materials, Inc. and each of the other persons party thereto.
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: August 3, 2023	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ C. Scott Anderson
C. Scott Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)