Form 10-Q
period 2023-09-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2023-11-02
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 31, 2023, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 119,460,587 and 99, respectively.
As of October 31, 2023, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 30, 2023, its sole material asset was a 99.1% economic interest in Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”) and our 5 1/4% senior notes due 2029 (“2029 Notes” and collectively with the 2027 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the three and nine months ended September 30, 2023 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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
•the impact of the COVID-19 pandemic, and responses to it, including vaccine mandates, or any similar crisis, on our activities; and
•material or adverse effects related to the pending Argos USA combination.

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of September 30, 2023. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities.

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
99.1% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
0.9% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$395.0 million revolving credit facility
$505.7 million term loan facility
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$197,475	$520,451
Accounts receivable, net	375,929	256,669
Costs and estimated earnings in excess of billings	40,985	6,510
Inventories	243,136	212,491
Other current assets	17,976	20,787
Current assets held for sale	1,702	1,468
Total current assets	877,203	1,018,376
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 30, 2023 - $1,387,348 and December 31, 2022 - $1,267,557)	1,974,532	1,813,702
Goodwill	1,241,472	1,132,546
Intangible assets, less accumulated amortization (September 30, 2023 - $18,115 and December 31, 2022 - $15,503)	68,814	71,384
Deferred tax assets, less valuation allowance (September 30, 2023 - $1,113 and December 31, 2022 - $1,113)	113,362	136,986
Operating lease right-of-use assets	38,380	37,889
Other assets	51,201	44,809
Total assets	$4,364,964	$4,255,692
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$3,822	$5,096
Current portion of acquisition-related liabilities	7,028	13,718
Accounts payable	173,127	104,031
Accrued expenses	147,619	119,967
Current operating lease liabilities	8,745	7,296
Billings in excess of costs and estimated earnings	8,539	5,739
Total current liabilities	348,880	255,847
Long-term debt	1,488,069	1,488,569
Acquisition-related liabilities	27,633	29,051
Tax receivable agreement liability	52,143	327,812
Noncurrent operating lease liabilities	34,838	35,737
Other noncurrent liabilities	105,668	106,686
Total liabilities	2,057,231	2,243,702
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 119,112,950 and 118,408,655 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,192	1,185
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,415,320	1,404,122
Accumulated earnings	873,773	590,895
Accumulated other comprehensive income	3,296	3,084
Stockholders’ equity	2,293,581	1,999,286
Noncontrolling interest in Summit Holdings	14,152	12,704
Total stockholders’ equity	2,307,733	2,011,990
Total liabilities and stockholders’ equity	$4,364,964	$4,255,692

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue:
Product	$641,778	$587,138	$1,609,664	$1,485,746
Service	100,182	98,871	219,939	224,676
Net revenue	741,960	686,009	1,829,603	1,710,422
Delivery and subcontract revenue	52,837	66,738	129,732	149,826
Total revenue	794,797	752,747	1,959,335	1,860,248
Cost of revenue (excluding items shown separately below):
Product	412,784	392,187	1,086,299	1,042,888
Service	77,538	76,011	173,568	179,807
Net cost of revenue	490,322	468,198	1,259,867	1,222,695
Delivery and subcontract cost	52,837	66,738	129,732	149,826
Total cost of revenue	543,159	534,936	1,389,599	1,372,521
General and administrative expenses	50,895	39,232	150,731	136,897
Depreciation, depletion, amortization and accretion	57,452	52,133	163,133	150,483
Transaction costs	17,442	727	19,518	2,637
Gain on sale of property, plant and equipment	(2,134)	(1,343)	(5,787)	(6,293)
Operating income	127,983	127,062	242,141	204,003
Interest expense	28,013	21,980	83,335	62,728
Loss on debt financings	—	—	493	—
Tax receivable agreement (benefit) expense	(153,080)	—	(153,080)	954
Gain on sale of businesses	—	(4,115)	—	(174,373)
Other income, net	(3,583)	(3,283)	(14,771)	(4,956)
Income from operations before taxes	256,633	112,480	326,164	319,650
Income tax expense	23,908	24,829	39,923	74,033
Net income	232,725	87,651	286,241	245,617
Net income attributable to noncontrolling interest in Summit Holdings	2,680	1,162	3,363	3,307
Net income attributable to Summit Inc.	$230,045	$86,489	$282,878	$242,310
Earnings per share of Class A common stock:
Basic	$1.93	$0.72	$2.38	$2.01
Diluted	$1.92	$0.72	$2.37	$2.00
Weighted average shares of Class A common stock:
Basic	119,013,331	119,896,272	118,874,967	120,345,015
Diluted	119,725,693	120,383,312	119,558,974	121,078,150

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$232,725	$87,651	$286,241	$245,617
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,810)	(10,247)	295	(14,113)
Less tax effect of other comprehensive income (loss) items	738	2,470	(80)	3,404
Other comprehensive (loss) income	(3,072)	(7,777)	215	(10,709)
Comprehensive income	229,653	79,874	286,456	234,908
Less comprehensive income attributable to Summit Holdings	2,638	1,048	3,366	3,151
Comprehensive income attributable to Summit Inc.	$227,015	$78,826	$283,090	$231,757

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$286,241	$245,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	168,758	160,162
Share-based compensation expense	15,116	15,058
Net gain on asset and business disposals	(5,790)	(180,240)
Non-cash loss on debt financings	161	—
Change in deferred tax asset, net	23,540	58,318
Other	(105)	(396)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(107,349)	(96,724)
Inventories	(23,935)	(53,762)
Costs and estimated earnings in excess of billings	(34,463)	(32,042)
Other current assets	4,438	(6,961)
Other assets	2,208	3,432
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	48,524	44,510
Accrued expenses	19,034	(21,780)
Billings in excess of costs and estimated earnings	2,812	646
Tax receivable agreement benefit	(153,080)	954
Other liabilities	(2,486)	(4,601)
Net cash provided by operating activities	243,624	132,191
Cash flows from investing activities:
Acquisitions, net of cash acquired	(239,508)	(1,933)
Purchases of property, plant and equipment	(182,182)	(189,008)
Proceeds from the sale of property, plant and equipment	9,760	8,298
Proceeds from sale of businesses	—	373,790
Other	(3,602)	(2,214)
Net cash (used in) provided by investing activities	(415,532)	188,933
Cash flows from financing activities:
Debt issuance costs	(1,566)	—
Payments on debt	(8,520)	(113,769)
Purchase of tax receivable agreement interests	(122,935)	—
Payments on acquisition-related liabilities	(12,203)	(12,964)
Distributions from partnership	(60)	(399)
Repurchases of common stock	—	(100,980)
Proceeds from stock option exercises	112	199
Other	(6,011)	(774)
Net cash used in financing activities	(151,183)	(228,687)
Impact of foreign currency on cash	115	(1,732)
Net (decrease) increase in cash	(322,976)	90,705
Cash and cash equivalents—beginning of period	520,451	380,961
Cash and cash equivalents—end of period	$197,475	$471,666

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net loss	(30,804)	—	—	—	—	—	—	(408)	(31,212)
LP Unit exchanges	—	—	2,000	—	—	—	21	(21)	—
Other comprehensive income, net of tax	—	161	—	—	—	—	—	3	164
Stock option exercises	—	—	902	—	—	—	15	—	15
Share-based compensation	—	—	—	—	—	—	4,708	—	4,708
Shares redeemed to settle taxes and other	—	—	407,114	4	—	—	(5,680)	(43)	(5,719)
Balance — April 1, 2023	$560,091	$3,245	118,818,671	$1,189	99	$—	$1,403,186	$12,235	$1,979,946
Net income	83,637	—	—	—	—	—	—	1,091	84,728
Other comprehensive income, net of tax	—	3,081	—	—	—	—	—	42	3,123
Stock option exercises	—	—	3,338	—	—	—	69	—	69
Share-based compensation	—	—	—	—	—	—	5,216	—	5,216
Shares redeemed to settle taxes and other	—	—	64,265	1	—	—	893	(12)	882
Balance — July 1, 2023	$643,728	$6,326	118,886,274	$1,190	99	$—	$1,409,364	$13,356	$2,073,964
Net income	230,045	—	—	—	—	—	—	2,680	232,725
LP Unit exchanges	—	—	174,258	2	—	—	1,776	(1,778)	—
Other comprehensive loss, net of tax	—	(3,030)	—	—	—	—	—	(42)	(3,072)
Stock option exercises	—	—	1,167	—	—	—	28	—	28
Share-based compensation	—	—	—	—	—	—	5,192	—	5,192
Distributions from partnership	—	—	—	—	—	—	—	(60)	(60)
Shares redeemed to settle taxes and other	—	—	51,251	—	—	—	(1,040)	(4)	(1,044)
Balance - September 30, 2023	$873,773	$3,296	119,112,950	$1,192	99	$—	$1,415,320	$14,152	$2,307,733

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net loss	(34,292)	—	—	—	—	—	—	(508)	(34,800)
Other comprehensive income, net of tax	—	1,306	—	—	—	—	—	19	1,325
Stock option exercises	—	—	1,589	—	—	—	27	—	27
Share-based compensation	—	—	—	—	—	—	5,422	—	5,422
Repurchases of common stock	(47,494)	—	(1,506,878)	(15)	—	—	(121)	121	(47,509)
Shares redeemed to settle taxes and other	—	—	842,029	8	—	—	(1,120)	(68)	(1,180)
Balance — April 2, 2022	$397,170	$8,389	118,041,848	$1,181	99	$—	$1,330,548	$9,209	$1,746,497
Net income	190,113	—	—	—	—	—	—	2,653	192,766
Other comprehensive loss, net of tax	—	(4,196)	—	—	—	—	—	(61)	(4,257)
Stock option exercises	—	—	4,929	—	—	—	96	—	96
Share-based compensation	—	—	—	—	—	—	4,734	—	4,734
Distributions from partnership	—	—	—	—	—	—	—	(25)	(25)
Shares redeemed to settle taxes and other	—	—	67,835	1	—	—	997	(7)	991
Balance — July 2, 2022	$587,283	$4,193	118,114,612	$1,182	99	$—	$1,336,375	$11,769	$1,940,802
Net income	86,489	—	—	—	—	—	—	1,162	87,651
LP Unit exchanges	—	—	2,000	—	—	—	34	(34)	—
Other comprehensive loss, net of tax	—	(7,663)	—	—	—	—	—	(114)	(7,777)
Stock option exercises	—	—	3,580	—	—	—	76	—	76
Share-based compensation	—	—	—	—	—	—	4,902	—	4,902
Repurchases of common stock	(53,452)	—	(1,920,632)	(19)	—	—	(198)	198	(53,471)
Distributions from partnership	—	—	—	—	—	—	—	(374)	(374)
Shares redeemed to settle taxes and other	—	—	187,409	2	—	—	(587)	—	(585)
Balance — October 1, 2022	$620,320	$(3,470)	116,386,969	$1,165	99	$—	$1,340,602	$12,607	$1,971,224

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and October 1, 2022 and cash flows for the nine months ended September 30, 2023 and October 1, 2022.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Kansas and Missouri. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 30, 2023 or October 1, 2022.

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

Prior Year Reclassifications — We have reclassified transaction costs of $0.7 million and $2.6 million for the three and nine months ended October 1, 2022, respectively, from general and administrative expenses to a separate line item included in operating income to conform to the current year presentation.

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

The following table summarizes the Company’s acquisitions by region and period:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
West	3	—
East	1	2

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the nine months ended September 30, 2023, as well as the acquisitions completed during 2022 that occurred after October 1, 2022, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
Financial assets	$12,747	$297
Inventories	6,694	161
Property, plant and equipment	124,051	30,041
Other assets	1,550	1,116
Financial liabilities	(11,973)	(1,120)
Other long-term liabilities	(768)	(1,589)
Net assets acquired	132,301	28,906
Goodwill	108,803	—
Purchase price	241,104	28,906
Acquisition-related liabilities	—	(6,176)
Other	(1,596)	—
Net cash paid for acquisitions	$239,508	$22,730

Changes in the carrying amount of goodwill, by reportable segment, from December 31, 2022 to September 30, 2023 are summarized as follows:

	West	East	Cement	Total
Balance—December 31, 2022	$566,389	$361,501	$204,656	$1,132,546
Acquisitions (1)	108,803	—	—	108,803
Foreign currency translation adjustments	123	—	—	123
Balance—September 30, 2023	$675,315	$361,501	$204,656	$1,241,472
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

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$38,677	$(5,291)	$33,386	$38,677	$(4,109)	$34,568
Mineral leases	17,778	(7,452)	10,326	18,091	(7,056)	11,035
Reserve rights	25,586	(4,814)	20,772	25,242	(3,872)	21,370
Other	4,888	(558)	4,330	4,877	(466)	4,411
Total intangible assets	$86,929	$(18,115)	$68,814	$86,887	$(15,503)	$71,384

Amortization expense totaled $0.8 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.6 million for the three and nine months ended October 1, 2022, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to September 30, 2023 is as follows:

2023 (three months)	$1,001
2024	4,011
2025	3,969
2026	3,920
2027	3,908
2028	3,910
Thereafter	48,095
Total	$68,814

In September 2023, the Company entered into a definitive agreement to acquire all of the outstanding equity interests of Argos North America Corp. (“Argos USA”) in a cash and stock transaction valued at $3.2 billion. Argos USA is among the largest cement producers with four integrated cement plants and approximately 140 ready-mix plants in the Southeast, Mid-Atlantic and Texas geographies. Under the terms of the agreement, the shareholders of Argos USA will receive approximately $1.2 billion in cash subject to closing adjustments and approximately 54.7 million shares of the Company's Class A common stock. In connection with the agreement, the Company has obtained committed financing in the form of a $1.3 billion 364-day term loan bridge facility to finance the cash consideration to be paid to the shareholders of Argos USA. The Company expects to enter into permanent financing agreements prior to the transaction closing, which would reduce any amounts that may ultimately be borrowed under the term loan bridge facility. The transaction closing is expected to occur prior to the end of the first quarter of 2024, subject to customary closing conditions, including regulatory approvals and approval by the Company's stockholders.

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

Revenue by product for the three and nine months ended September 30, 2023 and October 1, 2022 is as follows:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue by product*:
Aggregates	$179,819	$163,524	$505,984	$448,397
Cement	115,135	112,489	267,755	241,858
Ready-mix concrete	213,325	189,081	551,673	530,001
Asphalt	117,896	106,804	236,340	218,083
Paving and related services	110,370	120,327	226,928	249,547
Other	58,252	60,522	170,655	172,362
Total revenue	$794,797	$752,747	$1,959,335	$1,860,248
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Trade accounts receivable	$305,436	$215,766
Construction contract receivables	64,438	37,067
Retention receivables	13,165	11,048
Accounts receivable	383,039	263,881
Less: Allowance for doubtful accounts	(7,110)	(7,212)
Accounts receivable, net	$375,929	$256,669

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Aggregate stockpiles	$165,071	$148,347
Finished goods	43,316	33,622
Work in process	11,220	8,191
Raw materials	23,529	22,331
Total	$243,136	$212,491

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Interest	$10,677	$24,625
Payroll and benefits	48,595	34,485
Finance lease obligations	3,399	6,959
Insurance	23,874	18,127
Current portion of TRA liability and non-income taxes	14,349	4,360
Deferred asset purchase payments	5,892	5,131
Professional fees	11,980	924
Other (1)	28,853	25,356
Total	$147,619	$119,967
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Term Loan, due 2027:
$505.7 million and $509.6 million, net of $4.2 million and $5.0 million discount at September 30, 2023 and December 31, 2022, respectively	$501,492	$504,549
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
Total	1,501,492	1,504,549
Current portion of long-term debt	3,822	5,096
Long-term debt	$1,497,670	$1,499,453

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 30, 2023, are as follows:

2023 (three months)	$1,274
2024	3,822
2025	6,369
2026	5,096
2027	789,177
2028	—
Thereafter	700,000
Total	1,505,738
Less: Original issue net discount	(4,246)
Less: Capitalized loan costs	(9,601)
Total debt	$1,491,891

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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities— Summit LLC has credit facilities that provide for term loans in an aggregate amount of $505.7 million and revolving credit commitments in an aggregate amount of $395.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required principal repayments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December commencing with the March 2023 payment. The interest rate on the term loan is a variable rate, it was 8.57% as of September 30, 2023. In 2022, the Company repaid $95.6 million of its term loan under provisions related to divestitures of businesses.

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

There were no outstanding borrowings under the revolving credit facility as of September 30, 2023 and December 31, 2022, with borrowing capacity of $374.1 million remaining as of September 30, 2023, which is net of $20.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of September 30, 2023 and December 31, 2022, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

In September 2023, in connection with our agreement to combine with Argos USA, we obtained a $1.3 billion 364-day term loan bridge facility commitment from various financial institutions. The term loan bridge facility may only be drawn to close the transaction. We expect to obtain permanent financing prior to our combination with Argos USA, at which time the term loan bridge facility commitment will expire.
The following table presents the activity for the deferred financing fees for the nine months ended September 30, 2023 and October 1, 2022:

Deferred financing fees
Balance—December 31, 2022	$11,489
Loan origination fees	1,566
Amortization	(1,838)
Write off of deferred financing fees	(160)
Balance—September 30, 2023	$11,057

Balance—January 1, 2022	$13,049
Amortization	(2,028)
Balance—October 1, 2022	$11,021

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20% and (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of September 30, 2023 or December 31, 2022, which may be terminated upon demand.

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

Our income tax expense was $23.9 million and $39.9 million in the three and nine months ended September 30, 2023, respectively, and our income tax expense was $24.8 million and $74.0 million in the three and nine months ended October 1, 2022, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) the non-taxability of the tax receivable agreement benefit (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) state taxes, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of September 30, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million in both periods, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and nine months ended September 30, 2023 and October 1, 2022.

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

In the third quarter of 2023, Summit LLC reached an agreement to acquire all of the rights and interests in the TRA from affiliates of Blackstone Inc. and certain other TRA holders for cash consideration of $122.9 million. In connection with these transactions, Summit LLC and Summit Inc. reached an agreement whereby the maximum amount Summit Inc. is obligated to pay Summit LLC for the TRA interests acquired is limited to the amount Summit LLC paid for the TRA interests. As the cash paid for TRA interests acquired was less than their carrying value, Summit Inc. recognized a tax receivable agreement benefit of $153.1 million in the accompanying consolidated statement of operations.

In the nine months ended September 30, 2023, 176,258 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. Subsequent to quarter end, an additional 345,554 LP units were exchanged for an equal amount of newly issued shares of Summit Inc.'s Class A common stock, and Summit LLC. Summit LLC then acquired the interest in the TRA interests from certain of those holders for aggregate cash consideration of $9.5 million, resulting in further reduction of the TRA liability of approximately $19.3 million.

Changes in the balance of the TRA liability, from December 31, 2022 to September 30, 2023 are summarized as follows:

TRA Liability
Balance — December 31, 2022	$328,356
LP unit exchanges during period	1,146
Purchase of TRA interests	(122,935)
TRA liability reduction	(153,080)
TRA liability payments	(544)
Total	52,943
Less current portion	800
Balance — September 30, 2023	$52,143

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. In the nine months ended September 30, 2023, Summit Holdings paid tax distributions of approximately $4.5 million, of which $0.1 million was paid to holders of its LP Units not owned by Summit Inc. In the nine months ended October 1, 2022, Summit Holdings made a tax distribution of approximately $34.2 million, of which $0.4 million went to LP units not owned by Summit Inc.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income attributable to Summit Inc.	$230,045	$86,489	$282,878	$242,310

Weighted average shares of Class A stock outstanding	118,928,799	119,753,806	118,780,523	120,196,211
Add: Nonvested restricted stock awards of retirement eligible shares	84,532	142,466	94,444	148,804
Weighted average shares outstanding	119,013,331	119,896,272	118,874,967	120,345,015
Basic earnings per share	$1.93	$0.72	$2.38	$2.01

Diluted net income attributable to Summit Inc.	$230,045	$86,489	$282,878	$242,310

Weighted average shares outstanding	119,013,331	119,896,272	118,874,967	120,345,015
Add: stock options	122,753	78,799	108,024	93,993
Add: warrants	15,578	10,790	13,943	12,202
Add: restricted stock units	356,286	279,684	376,221	485,174
Add: performance stock units	217,745	117,767	185,819	141,766
Weighted average dilutive shares outstanding	119,725,693	120,383,312	119,558,974	121,078,150
Diluted earnings per share	$1.92	$0.72	$2.37	$2.00

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Antidilutive shares:
LP Units	1,303,990	1,312,795	1,308,417	1,313,601

9.STOCKHOLDERS’ EQUITY

During 2023, certain limited partners of Summit Holdings exchanged their LP Units for shares of Class A common stock of Summit Inc. Subsequent to September 30, 2023, an additional 345,554 LP units were exchanged for shares of Class A common stock.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. As of September 30, 2023, there was $149.0 million available for purchase, upon which they will be retired.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	176,258	(176,258)	—
Stock option exercises	5,407	—	5,407
Other equity transactions	522,630	—	522,630
Balance — September 30, 2023	119,112,950	1,135,746	120,248,696	99.1%

Balance — January 1, 2022	120,684,322	1,314,006	121,998,328	98.9%
Exchanges during period	2,000	(2,000)	—
Stock option exercises	10,098	—	10,098
Repurchases of common stock	(3,427,510)	—	(3,427,510)
Other equity transactions	1,097,273	—	1,097,273
Balance — October 1, 2022	118,366,183	1,312,006	119,678,189	98.9%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 0.9% and 1.1% as of September 30, 2023 and December 31, 2022, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Foreign currency translation adjustment, net of tax	—	212	212
Balance — September 30, 2023	$6,356	$(3,060)	$3,296

Balance — January 1, 2022	$1,508	$5,575	$7,083
Foreign currency translation adjustment, net of tax	—	(10,553)	(10,553)
Balance — October 1, 2022	$1,508	$(4,978)	$(3,470)

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 30, 2023	October 1, 2022
Cash payments:
Interest	$88,400	$70,184
Payments for income taxes, net	13,602	15,888
Operating cash payments on operating leases	7,578	7,112
Operating cash payments on finance leases	400	890
Finance cash payments on finance leases	6,137	13,465
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$22,244	$16,778
Right of use assets obtained in exchange for operating lease obligations	6,371	13,302
Right of use assets obtained in exchange for finance leases obligations	413	258
Exchange of LP Units to shares of Class A common stock	5,527	62

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

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost	$2,903	$2,398	$8,241	$7,181
Variable lease cost	39	70	103	225
Short-term lease cost	13,238	11,916	30,692	31,097
Financing lease cost:
Amortization of right-of-use assets	483	1,235	2,015	4,598
Interest on lease liabilities	118	239	399	879
Total lease cost	$16,781	$15,858	$41,450	$43,980

			September 30, 2023	December 31, 2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$38,380	$37,889

Current operating lease liabilities			$8,745	$7,296
Noncurrent operating lease liabilities			34,838	35,737
Total operating lease liabilities			$43,583	$43,033
Finance leases:
Property and equipment, gross			$20,030	$32,119
Less accumulated depreciation			(9,893)	(14,992)
Property and equipment, net			$10,137	$17,127

Current finance lease liabilities			$3,399	$6,959
Long-term finance lease liabilities			5,180	7,167
Total finance lease liabilities			$8,579	$14,126

Weighted average remaining lease term (years):
Operating leases			8.4	9.1
Finance lease			3.4	2.8

Weighted average discount rate:
Operating leases			5.1%	4.7%
Finance leases			5.9%	5.3%

Maturities of lease liabilities, as of September 30, 2023, were as follows:
			Operating Leases	Finance Leases
2023 (three months)			$2,739	$1,283
2024			10,294	3,052
2025			8,165	2,435
2026			6,414	990
2027			4,760	760
2028			3,450	513
Thereafter			17,600	570
Total lease payments			53,422	9,603
Less imputed interest			(9,839)	(1,024)
Present value of lease payments			$43,583	$8,579

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of September 30, 2023 and December 31, 2022, $36.3 million and $36.3 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.3 million and $4.0 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of September 30, 2023 and December 31, 2022 were $123.1 million and $124.9 million, respectively.

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

The fair value of contingent consideration as of September 30, 2023 and December 31, 2022 was:

	September 30, 2023	December 31, 2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$139	$336
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$9,296	$4,981

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of September 30, 2023 and October 1, 2022.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 30, 2023 and December 31, 2022 was:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$1,434,238	$1,501,492	$1,447,673	$1,504,549
Level 3
Current portion of deferred consideration and noncompete obligations(2)	6,889	6,889	13,382	13,382
Long term portion of deferred consideration and noncompete obligations(3)	18,337	18,337	24,070	24,070
(1)$3.8 million and $5.1 million was included in current portion of debt as of September 30, 2023 and December 31, 2022, respectively.
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

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, our Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of the Company’s segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from operations before interest, taxes, depreciation, depletion, amortization, accretion and share-based compensation, as well as various other non-recurring, non-cash amounts.

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
The following tables display selected financial data for the Company’s reportable business segments as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue*:
West	$496,638	$439,411	$1,178,258	$1,075,393
East	176,840	193,421	493,766	525,064
Cement	121,319	119,915	287,311	259,791
Total revenue	$794,797	$752,747	$1,959,335	$1,860,248
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income from operations before taxes	$256,633	$112,480	$326,164	$319,650
Interest expense	28,013	21,980	83,335	62,728
Depreciation, depletion and amortization	56,691	51,439	160,921	148,373
Accretion	761	694	2,212	2,110
Loss on debt financings	—	—	493	—
Tax receivable agreement (benefit) expense	(153,080)	—	(153,080)	954
Gain on sale of businesses	—	(4,115)	—	(174,373)
Non-cash compensation	5,192	4,902	15,116	15,058
Argos USA acquisition and integration costs	17,859	—	17,859	—
Other	(3,550)	(2,492)	(11,555)	(2,315)
Total Adjusted EBITDA	$208,519	$184,888	$441,465	$372,185

Total Adjusted EBITDA by Segment:
West	$117,846	$98,281	$255,041	$215,617
East	50,089	44,119	116,558	98,949
Cement	50,355	46,597	103,237	84,019
Corporate and other	(9,771)	(4,109)	(33,371)	(26,400)
Total Adjusted EBITDA	$208,519	$184,888	$441,465	$372,185

	Nine months ended
	September 30, 2023	October 1, 2022
Purchases of property, plant and equipment
West	$98,025	$85,462
East	45,754	65,116
Cement	28,914	30,503
Total reportable segments	172,693	181,081
Corporate and other	9,489	7,927
Total purchases of property, plant and equipment	$182,182	$189,008

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Depreciation, depletion, amortization and accretion:
West	$28,701	$24,908	$83,218	$71,495
East	15,586	15,445	46,839	48,655
Cement	12,143	10,959	30,032	27,993
Total reportable segments	56,430	51,312	160,089	148,143
Corporate and other	1,022	821	3,044	2,340
Total depreciation, depletion, amortization and accretion	$57,452	$52,133	$163,133	$150,483

	September 30, 2023	December 31, 2022
Total assets:
West	$1,932,418	$1,565,776
East	1,191,237	1,151,223
Cement	914,416	873,604
Total reportable segments	4,038,071	3,590,603
Corporate and other	326,893	665,089
Total	$4,364,964	$4,255,692

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

Combination with Argos North America Corp.

In September 2023, the Company entered into a definitive agreement with Cementos Argos S.A. (“Cementos Argos”) under which it will combine with Argos North America Corp. (“Argos USA”) to acquire the U.S. operations of Cementos Argos in a cash and stock transaction valued at $3.2 billion. Argos USA is among the largest cement producers with four integrated cement plants and approximately 140 ready-mix plants in the Southeast, Mid-Atlantic and Texas geographies. Under the terms of the agreement, Cementos Argos will receive approximately $1.2 billion in cash subject to closing adjustments and approximately 54.7 million shares of the Company's Class A common stock. In connection with the agreement, the Company has obtained committed financing in the form of a $1.3 billion 364-day term loan bridge facility to finance the cash consideration to be paid to Cementos Argos. The Company expects to enter into permanent financing agreements prior to the transaction closing, which would reduce any amounts that may ultimately be borrowed under the term loan bridge facility. The transaction closing is expected to occur prior to the end of the first quarter of 2024, subject to customary closing conditions, including regulatory approvals and approval by the Company's stockholders.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and nine months ended September 30, 2023 as compared to the three and nine months ended October 1, 2022, and certain other highlights include:

•Net revenue increased $56.0 million and $119.2 million in the three and nine months ended September 30, 2023, respectively, primarily resulting from increases in average sales prices and our acquisition program, which more than offset reduced volumes due to divestitures completed in 2022.
•Our operating income increased $0.9 million and $38.1 million in the three and nine months ended September 30, 2023, respectively. We incurred $17.9 million of transaction and integration costs related to our agreement to combine with Argos USA, which reduced our operating income.
•In the three and nine months ended September 30, 2023, average sales price increased 14.4% and 16.1% in aggregates, 13.9% and 14.6% in cement, 8.2% and 12.5% in ready-mix concrete and 16.3% and 17.6% in asphalt, respectively.
•In the three and nine months ended September 30, 2023, sales volume decreased 3.8% and 4.0% in aggregates, 11.3% and 5.3% in cement, increased 4.3% and decreased 7.4% in ready-mix concrete and decreased 5.1% and 7.8% in asphalt, respectively.
•In the first nine months of 2023, we closed on three acquisitions in the West segment, including one in the Phoenix, Arizona market, and one in the East segment, for a total of $239.5 million using existing cash balances.
•In the third quarter of 2023, we paid $122.9 million to reacquire certain TRA interests, and recorded a tax receivable agreement benefit of $153.1 million as the cash paid to acquire the interests was less than the carrying value of the TRA liability.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 30, 2023 and October 1, 2022.

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
($ in thousands)
Net revenue	$741,960	$686,009	$1,829,603	$1,710,422
Delivery and subcontract revenue	52,837	66,738	129,732	149,826
Total revenue	794,797	752,747	1,959,335	1,860,248
Cost of revenue (excluding items shown separately below)	543,159	534,936	1,389,599	1,372,521
General and administrative expenses	50,895	39,232	150,731	136,897
Depreciation, depletion, amortization and accretion	57,452	52,133	163,133	150,483
Transaction costs	17,442	727	19,518	2,637
Gain on sale of property, plant and equipment	(2,134)	(1,343)	(5,787)	(6,293)
Operating income	127,983	127,062	242,141	204,003
Interest expense	28,013	21,980	83,335	62,728
Loss on debt financings	—	—	493	—
Tax receivable agreement (benefit) expense	(153,080)	—	(153,080)	954
Gain on sale of businesses	—	(4,115)	—	(174,373)
Other income, net	(3,583)	(3,283)	(14,771)	(4,956)
Income from operations before taxes	256,633	112,480	326,164	319,650
Income tax expense	23,908	24,829	39,923	74,033
Net income	$232,725	$87,651	$286,241	$245,617

Three and nine months ended September 30, 2023 compared to the three and nine months ended October 1, 2022

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Net revenue	$741,960	$686,009	$55,951	8.2%	$1,829,603	$1,710,422	$119,181	7.0%
Operating income	127,983	127,062	921	0.7%	242,141	204,003	38,138	18.7%
Operating margin percentage	17.2%	18.5%			13.2%	11.9%
Adjusted EBITDA (1)	$208,519	$184,888	$23,631	12.8%	$441,465	$372,185	$69,280	18.6%
Adjusted EBITDA Margin (1)	28.1%	27.0%			24.1%	21.8%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue increased $56.0 million in the three months ended September 30, 2023, due to organic revenue increases in the West, East and Cement segments, as well as growth from acquisitions. In the three months ended September 30, 2023, we recognized $48.1 million of revenue from our recent acquisitions which more than offset a decrease of $18.5 million in net revenue related to divestitures that occurred in 2022. Of the increase in net revenue, $18.9 million was from increased revenue of materials, $35.7 million from increased revenue from products and $1.3 million from increased service revenue. We experienced organic volume decline of 7.5%, 11.3% and 12.2% in our aggregates, cement and ready-mix concrete lines of business, respectively, while our organic asphalt volumes increased 2.5%. Our organic volume declines in aggregates and ready-mix concrete occurred primarily in the West segment, due to volume decreases in residential markets as well as weather related impacts. We achieved organic price growth across all lines of business during the third quarter of 2023. Additional detail about the impact of acquisitions and divestitures on each segment is presented below where material.

Net revenue increased $119.2 million in the nine months ended September 30, 2023, primarily resulting from organic price increases across all lines of business. In the nine months ended September 30, 2023, we recognized $79.1 million of revenue from our recent acquisitions which more than offset a decrease of $74.2 million in net revenue related to divestitures that occurred in 2022. Of the increase in net revenue, $83.5 million was from increased sales of materials, $40.4 million from increased sales of products, partially offset by $4.7 million from decreased service revenue. Our organic volumes declined

4.4%, 5.3% and 13.9% in aggregates, cement and ready-mix concrete, respectively, while our organic asphalt volumes increased 5.5%. The organic volume decreases for aggregates and ready-mix were primarily attributable to unfavorable winter weather and reduced activity in residential markets in our West segment. We had organic price growth in our aggregate, cement, ready-mix and asphalt lines of business of 15.7%, 14.6%, 12.1% and 15.1%, respectively, during the first nine months of 2023.

Operating income increased by $0.9 million and $38.1 million in the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 30, 2023, we incurred $17.4 million and $19.5 million, respectively, of transaction costs, of which $17.9 million related to acquisition and integration costs associated with our agreement to combine with Argos USA.

Our operating margin percentage for the three and nine months ended September 30, 2023 decreased from 18.5% to 17.2% and increased from 11.9% to 13.2%, respectively, from the comparable period a year ago, due to the factors noted above. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $23.6 million and $69.3 million in the three and nine months ended September 30, 2023, respectively, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Revenue by product*:
Aggregates	$223,593	$202,982	$20,611	10.2%	$616,257	$552,943	$63,314	11.5%
Cement	116,285	115,022	1,263	1.1%	270,916	249,517	21,399	8.6%
Ready-mix concrete	213,546	189,151	24,395	12.9%	552,516	530,178	22,338	4.2%
Asphalt	117,981	106,897	11,084	10.4%	236,624	222,399	14,225	6.4%
Paving and related services	195,012	191,815	3,197	1.7%	386,740	400,841	(14,101)	(3.5)%
Other	(71,620)	(53,120)	(18,500)	(34.8)%	(103,718)	(95,630)	(8,088)	(8.5)%
Total revenue	$794,797	$752,747	$42,050	5.6%	$1,959,335	$1,860,248	$99,087	5.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product in the three and nine months ended September 30, 2023 and October 1, 2022 were as follows:

	Three months ended
	September 30, 2023		October 1, 2022
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	15,654	$14.28	16,267	$12.48	(3.8)%	14.4%
Cement	746	155.79	841	136.83	(11.3)%	13.9%
Ready-mix concrete	1,383	154.39	1,326	142.66	4.3%	8.2%
Asphalt	1,385	85.20	1,459	73.26	(5.1)%	16.3%

	Nine months ended
	September 30, 2023		October 1, 2022
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	44,622	$13.81	46,489	$11.89	(4.0)%	16.1%
Cement	1,787	151.58	1,887	132.22	(5.3)%	14.6%
Ready-mix concrete	3,667	150.66	3,960	133.87	(7.4)%	12.5%
Asphalt	2,805	84.36	3,041	71.74	(7.8)%	17.6%

(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $20.6 million and $63.3 million in the three and nine months ended September 30, 2023, respectively. In the three months ended September 30, 2023 we had strong organic price increases which were partially offset by a decrease in organic aggregate volumes. Organic aggregate volumes decreased 4.4% in the first nine months of 2023 as compared to the same period a year ago, primarily due to residential demand conditions, as well as unfavorable weather in certain geographies as noted below. Aggregate average sales price of $13.81 per ton increased 16.1% in the first nine months of 2023 as compared to the first nine months of 2022, due to pricing actions designed to more than offset current inflationary conditions. We continue to focus on pricing to what local market conditions will allow.

Revenue from cement increased $1.3 million and $21.4 million in the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 30, 2023, organic cement average sales prices increased 13.9% and 14.6%, respectively.

Revenue from ready-mix concrete increased $24.4 million and increased $22.3 million in the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 30, 2023, our ready-mix volumes increased 4.3% and decreased 7.4%, respectively, and our average sales prices increased 8.2% and 12.5%, respectively. The volume decrease in the nine months ended September 30, 2023 occurred primarily in our South Texas market due to moderating demand in our residential markets, while our price increases occurred across all of our major markets.

Revenue from asphalt increased $11.1 million and $14.2 million in the three and nine months ended September 30, 2023, respectively. In the first nine months of 2023, organic volumes increased by 5.5% due to increases in our North Texas and Intermountain West markets. In the first nine months of 2023, organic pricing increased 15.1%, with strong pricing gains across all our major markets.

Other Financial Information

Transaction Costs

Our transaction costs were $17.4 million and $19.5 million in the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.6 million in the three and nine months ended October 1, 2022, respectively. In the nine months ended September 30, 2023, $17.9 million of the transaction costs were related to our acquisition and integration costs associated with the agreement to combine with Argos USA, which was announced in September 2023.

Tax receivable agreement (benefit) expense

In the third quarter 2023, we acquired certain interests in our TRA agreement for $122.9 million, and recognized a benefit of $153.1 million reflecting the difference between the carrying value of the related TRA liability and the cash payment made to acquire the interests.

Interest Expense

Our interest expense was $28.0 million and $83.3 million in the three and nine months ended September 30, 2023, respectively, and $22.0 million and $62.7 million in the three and nine months ended October 1, 2022, respectively. Although our total debt balance has decreased period over period, rising interest rates led to higher interest expense in 2023, which is expected to continue during the rest of 2023.

Income Tax Expense

Our income tax expense was $23.9 million and $39.9 million in the three and nine months ended September 30, 2023, respectively, and our income tax expense was $24.8 million and $74.0 million in the three and nine months ended October 1, 2022, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) the non-taxability of the tax receivable agreement benefit (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) state taxes, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of September 30, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.1 million, respectively, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Net revenue	$461,094	$394,648	$66,446	16.8%	$1,095,502	$983,160	$112,342	11.4%
Operating income	89,608	73,087	16,521	22.6%	170,001	143,659	26,342	18.3%
Operating margin percentage	19.4%	18.5%			15.5%	14.6%
Adjusted EBITDA (1)	$117,846	$98,281	$19,565	19.9%	$255,041	$215,617	$39,424	18.3%
Adjusted EBITDA Margin (1)	25.6%	24.9%			23.3%	21.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $66.4 million and $112.3 million for the three and nine months ended September 30, 2023, respectively, due to net revenue increases across all lines of business and from the impact of acquisitions of $42.7 million and $68.1 million, respectively. Organic aggregates average sales prices increased 14.7% and 18.7% in the three and nine months ended September 30, 2023, respectively, as price increases were implemented across all geographies. Organic aggregate volumes decreased 10.0% in the nine month period due, in part, to unfavorable weather conditions in our Intermountain West market primarily in the first quarter of 2023, as well a slowdown in residential market activity, as compared to the first nine months of 2022. Organic ready-mix concrete volumes decreased 15.0% and our organic ready-mix concrete average sales prices increased 12.3% in the first nine months of 2023. Higher mortgage interest rates are negatively impacting residential demand and, by extension limiting residential construction activity. These conditions are affecting, to varying degrees, our two largest markets, Houston and Salt Lake City.

The West segment’s operating income increased $16.5 million and $26.3 million in the three and nine months ended September 30, 2023, respectively. Adjusted EBITDA increased $19.6 million and $39.4 million in the three and nine months ended September 30, 2023, respectively, due to the price increases noted above and from the impact of acquisitions of $10.1 million and $17.9 million, respectively. Adjusted EBITDA margin increased to 25.6% from 24.9% and to 23.3% from 21.9% during the three and nine months ended September 30, 2023, respectively. The operating margin percentage in the West segment increased in the three and nine months ended September 30, 2023 due to increases in our average sales prices which exceeded our costs of revenue.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Revenue by product*:
Aggregates	$114,437	$102,316	$12,121	11.8%	$305,209	$277,870	$27,339	9.8%
Ready-mix concrete	190,421	164,050	26,371	16.1%	486,331	455,334	30,997	6.8%
Asphalt	110,172	88,133	22,039	25.0%	216,685	167,639	49,046	29.3%
Paving and related services	177,191	151,724	25,467	16.8%	345,685	300,592	45,093	15.0%
Other	(95,583)	(66,812)	(28,771)	(43.1)%	(175,652)	(126,042)	(49,610)	(39.4)%
Total revenue	$496,638	$439,411	$57,227	13.0%	$1,178,258	$1,075,393	$102,865	9.6%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and nine months ended September 30, 2023 from the three and nine months ended October 1, 2022 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(3.0)%	15.2%	(8.0)%	19.4%
Ready-mix concrete	7.8%	7.7%	(5.1)%	12.6%
Asphalt	9.1%	14.7%	11.5%	15.9%

Revenue from aggregates in the West segment increased $12.1 million and $27.3 million in the three and nine months ended September 30, 2023, respectively. Aggregates pricing for the three and nine months ended September 30, 2023 increased 15.2% and 19.4%, respectively, when compared to the same period in 2022. Increased average sales prices more than offset a 3.0% decrease in sales volumes in the third quarter of 2023. In the three and nine months ended September 30, 2023, aggregate volumes decreased in our British Columbia, South Texas and Intermountain West markets.

Revenue from ready-mix concrete in the West segment increased $26.4 million and $31.0 million in the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, our organic ready-mix concrete volumes decreased 11.6% and 15.0%, respectively, which was more than offset by increased organic ready-mix concrete prices of 7.8% and 12.3%, respectively. For the three and nine months ended September 30, 2023, our organic ready-mix concrete volumes decreased due to unfavorable weather in our Intermountain West geography in the first quarter of 2023 and reduced residential demand.
Revenue from asphalt in the West segment increased $22.0 million and $49.0 million in the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, asphalt volumes increased 9.1% and 11.5%, respectively, due primarily to growth in our North Texas, Intermountain West and British Columbia markets. Average sales prices for asphalt increased 14.7% and 15.9% in the three and nine months ended September 30, 2023, respectively. Revenue for paving and related services in the West segment increased by $25.5 million and $45.1 million in the three and nine months ended September 30, 2023, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 30, 2023 was approximately $(25.3) million and $132.7 million, respectively.

East Segment

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Net revenue	$159,547	$171,446	$(11,899)	(6.9)%	$446,790	$467,471	$(20,681)	(4.4)%
Operating income	34,221	28,475	5,746	20.2%	68,788	49,373	19,415	39.3%
Operating margin percentage	21.4%	16.6%			15.4%	10.6%
Adjusted EBITDA (1)	$50,089	$44,119	$5,970	13.5%	$116,558	$98,949	$17,609	17.8%
Adjusted EBITDA Margin (1)	31.4%	25.7%			26.1%	21.2%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the East segment decreased $11.9 million and $20.7 million in the three and nine months ended September 30, 2023, respectively, as compared to the same period a year ago, primarily due to the impact from divestitures of $18.5 million and $74.2 million, respectively. Operating income increased $5.7 million and $19.4 million in the three and nine months ended September 30, 2023, respectively, as increases in average sales prices exceeded inflationary increases in our cost of revenue. Adjusted EBITDA increased $6.0 million and $17.6 million in the three and nine months ended September 30, 2023, respectively, which more than offset the negative impact to Adjusted EBITDA from divestitures of $3.7 million and $3.1 million, respectively. Operating income margin increased to 21.4% from 16.6% and to 15.4% from 10.6% in the three and nine months ended September 30, 2023, respectively, as compared to the same period a year ago. Adjusted EBITDA Margin increased to 31.4% from 25.7% and to 26.1% from 21.2% in the three and nine months ended September 30, 2023, respectively, as compared to the same period a year ago.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Revenue by product*:
Aggregates	$109,156	$100,666	$8,490	8.4%	$311,048	$275,073	$35,975	13.1%
Ready-mix concrete	23,125	25,101	(1,976)	(7.9)%	66,185	74,844	(8,659)	(11.6)%
Asphalt	7,809	18,764	(10,955)	(58.4)%	19,939	54,760	(34,821)	(63.6)%
Paving and related services	17,821	40,091	(22,270)	(55.5)%	41,055	100,249	(59,194)	(59.0)%
Other	18,929	8,799	10,130	115.1%	55,539	20,138	35,401	175.8%
Total revenue	$176,840	$193,421	$(16,581)	(8.6)%	$493,766	$525,064	$(31,298)	(6.0)%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended September 30, 2023 from the three and nine months ended October 1, 2022 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(4.7)%	13.7%	0.7%	12.3%
Ready-mix concrete	(15.8)%	9.5%	(20.3)%	10.9%
Asphalt	(64.9)%	17.9%	(65.8)%	15.6%

Revenue from aggregates in the East segment increased $8.5 million and $36.0 million in the three and nine months ended September 30, 2023, respectively, as compared to the same period a year ago. Aggregate volumes in the three and nine months of 2023 decreased 4.7% and increased 0.7%, respectively, noting the three month period decrease primarily due to decreased demand in our East Kansas and Missouri markets was more than offset in the nine month period by favorable weather and increased demand in our remaining East segment markets. Excluding the impact of the divestitures in 2022, aggregate volumes in the nine months ended September 30, 2023 increased 5.8%. Aggregates organic pricing increased 12.6% and 11.6% in the three and nine months ended September 30, 2023, respectively, as compared to the same period a year ago.

Revenue from ready-mix concrete in the East segment decreased $2.0 million and $8.7 million as ready-mix concrete volumes decreased 15.8% and 20.3% in the three and nine months ended September 30, 2023, respectively, as compared to the same period in 2022, primarily due to our divestiture program. In the nine months ended September 30, 2023, our ready-mix concrete average sales prices increased 10.9%.

Revenue from asphalt decreased $11.0 million and $34.8 million in the three and nine months ended September 30, 2023, respectively, when compared to the same period in 2022. Asphalt pricing increased 15.6% in the nine months ended September 30, 2023. Paving and related service revenue decreased $22.3 million and $59.2 million in the three and nine months ended September 30, 2023, respectively, primarily due to divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 30, 2023 was approximately $(111.9) million and $104.4 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Net revenue	$121,319	$119,915	$1,404	1.2%	$287,311	$259,791	$27,520	10.6%
Operating income	38,250	35,459	2,791	7.9%	73,343	55,671	17,672	31.7%
Operating margin percentage	31.5%	29.6%			25.5%	21.4%
Adjusted EBITDA (1)	$50,355	$46,597	$3,758	8.1%	$103,237	$84,019	$19,218	22.9%
Adjusted EBITDA Margin (1)	41.5%	38.9%			35.9%	32.3%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $1.4 million and $27.5 million primarily due to average price increases of 13.9% and 14.6% in the three and nine months ended September 30, 2023, respectively.

Operating income increased $2.8 million and $17.7 million during the three and nine months ended September 30, 2023, respectively. Operating margin percentage for the three and nine months ended September 30, 2023 increased to 31.5% from 29.6% and to 25.5% from 21.4%, respectively, from the comparable period a year ago. Adjusted EBITDA margin increased to 41.5% from 38.9% and to 35.9% from 32.3% in the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, operating income margin and Adjusted EBITDA margin benefited from higher average sales prices that exceeded inflationary pressures and increased product mix of internally produced cement over imported.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 30, 2023	October 1, 2022	Variance		September 30, 2023	October 1, 2022	Variance
Revenue by product*:
Cement	$116,285	$115,022	$1,263	1.1%	$270,916	$249,517	$21,399	8.6%
Other	5,034	4,893	141	2.9%	16,395	10,274	6,121	59.6%
Total revenue	$121,319	$119,915	$1,404	1.2%	$287,311	$259,791	$27,520	10.6%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended September 30, 2023 from the three and nine months ended October 1, 2022 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	(11.3)%	13.9%	(5.3)%	14.6%

Revenue from cement increased $1.3 million and $21.4 million in the three and nine months ended September 30, 2023, respectively, due to organic cement pricing gains of 13.9% and 14.6%, partially offset by volume decreases of 11.3% and 5.3%, respectively. The volume decreases in the three and nine months ended September 30, 2023 were primarily due to reduced import volume and, more recently, wet conditions in our northern markets.

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

As of September 30, 2023, we had $197.5 million in cash and cash equivalents and $528.3 million of working capital compared to $520.5 million and $762.5 million, respectively, at December 31, 2022. Working capital is calculated as current assets less current liabilities. There were no restricted cash balances as of September 30, 2023 or December 31, 2022. In January 2023, we amended our senior secured revolving credit facility, increasing the total availability to $395.0 million and extending the maturity date to January 2028. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $374.1 million as of September 30, 2023, which is net of $20.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our credit agreement governing the senior secured credit facilities (the “Credit Agreement”).

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the fiscal year 2022, we repurchased 3.4 million shares of Class A common stock for $101.0 million. No repurchases were made during the nine month period ended September 30, 2023. As of September 30, 2023, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of September 30, 2023 and December 31, 2022, our long-term borrowings totaled $1.5 billion and $1.5 billion, respectively, for which we incurred $24.8 million and $74.0 million of interest expense for the three and nine months ended September 30, 2023, respectively, and $19.6 million and $55.4 million for the three and nine months ended October 1, 2022, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the revolving credit facility as of September 30, 2023.

In September 2023, the Company entered into a definitive agreement to acquire all of the outstanding equity interests of Argos North America Corp. (“Argos USA”) in a cash and stock transaction valued at $3.2 billion. Argos USA is among the largest cement producers with four integrated cement plants and approximately 140 ready-mix plants in the Southeast, Mid-Atlantic and Texas geographies. Under the terms of the agreement, the shareholders of Argos USA will receive approximately $1.2 billion in cash subject to closing adjustments and approximately 54.7 million shares of the Company's Class A common stock. In connection with the agreement, the Company has obtained committed financing in the form of a $1.3 billion 364-day term loan bridge facility to finance the cash consideration to be paid to the shareholders of Argos USA. The Company expects to enter into permanent financing agreements prior to the transaction closing, which would reduce any amounts that may ultimately be borrowed under the term loan bridge facility. The transaction closing is expected to occur prior to the end of the first quarter of 2024, subject to customary closing conditions, including regulatory approvals and approval by the Company's stockholders.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 30, 2023, we were in compliance with all debt covenants. At September 30, 2023 and December 31, 2022, $1.5 billion and $1.5 billion, respectively, of total debt was outstanding under our respective debt agreements. Due to our ongoing divestiture program, we have made prepayments on our term loan and may be required to do so again in the future.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 30, 2023 and October 1, 2022:

	Summit Inc.
($ in thousands)	September 30, 2023	October 1, 2022
Net cash provided by (used in):
Operating activities	$243,624	$132,191
Investing activities	(415,532)	188,933
Financing activities	(151,183)	(228,687)

Operating activities

During the nine months ended September 30, 2023, cash provided by operating activities was $243.6 million primarily as a result of:

•Net income of $286.2 million, decreased by non-cash expenses, including $168.8 million of depreciation, depletion, amortization and accretion expense and $15.1 million of share-based compensation, offset by the net gain on asset disposals of $5.8 million.
•Billed and unbilled accounts receivable increased by $141.8 million in the first nine months of 2023 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $88.4 million of interest payments in the nine months ended September 30, 2023.
•We recognized a tax receivable benefit of $153.1 million related to acquiring certain tax receivable agreement interests at less than their carrying value.

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

Investing activities

During the nine months ended September 30, 2023, cash used for investing activities was $415.5 million, of which $182.2 million was invested in capital expenditures and $239.5 million was used for acquisitions in the West and East segments, and was partially offset by $9.8 million of proceeds from asset sales.

During the nine months ended October 1, 2022, cash provided by investing activities was $188.9 million, of which $189.0 million was invested in capital expenditures, which was offset by $373.8 million of proceeds from the sale of three businesses in the East segment, as well as $8.3 million of proceeds from asset sales.

Financing activities

During the nine months ended September 30, 2023, cash used in financing activities was $151.2 million, primarily related to the purchase of certain TRA interests for $122.9 million. We also made $8.5 million of payments on debt, $12.2 million payments on acquisition-related liabilities and used $7.2 million on shares redeemed to settle taxes on restricted stock units.

During the nine months ended October 1, 2022, cash used in financing activities was $228.7 million. We made $113.8 million of payments on debt, including the $95.6 million prepayment of the term loan due to our divestiture program, $13.0 million payments on acquisition-related liabilities and used $101.0 million to repurchase shares of Class A common stock.

Cash paid for capital expenditures

We paid cash of approximately $182.2 million in capital expenditures in the nine months ended September 30, 2023 compared to $189.0 million in the nine months ended October 1, 2022.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facilities. As of September 30, 2023, we had accrued $52.9 million as TRA liability in our consolidated financial statements. Of the total TRA liability, $0.8 million is expected to be paid in the next twelve months.

In the third quarter of 2023, Summit LLC reached an agreement to acquire all of the rights and interests in the TRA from affiliates of Blackstone Inc. and other TRA holders for cash consideration of $122.9 million. In connection with these transactions, Summit LLC and Summit Inc. reached an agreement whereby the maximum amount Summit Inc is obligated to pay Summit LLC for the TRA interest is limited to the amount Summit LLC paid for the TRA interests. The cash paid for TRA interests acquired was less than their carrying value, accordingly Summit Inc. recognized a tax receivable agreement benefit of $153.1 million in the accompanying consolidated statement of operations.

In the nine months ended September 30, 2023, 176,258 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of September 30, 2023 and December 31, 2022, we had recorded $52.9 million and $328.4 million of TRA liability, respectively. Subsequent to quarter end, an additional 345,554 LP units were exchanged for an equal amount of newly issued shares of Summit Inc.'s Class A common stock, and Summit LLC. Summit LLC then acquired the interest in the TRA interests from certain of those holders for aggregate cash consideration of $9.5 million, resulting in further reduction of the TRA liability of approximately $19.3 million.

In the second quarter 2023, the TRA agreement was amended to change the early termination calculation from a LIBOR based rate to a SOFR rate. Based upon a $31.14 per share price of our Class A common stock, the closing price of our stock on the last trading day of the three months ended September 30, 2023, and a contractually defined discount rate of 6.37%, if the early termination provisions of the TRA were triggered, the aggregate amount required to settle the TRA would be approximately $40.9 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of future exchanges, our stock price at the date of the exchange and the timing of the generation of future taxable income. The increases in tax basis as a result of an exchange, as well as the amount and timing of any payments under the TRA, will vary depending on a variety of factors.

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

Off-Balance sheet arrangements
As of September 30, 2023, we had no material off-balance sheet arrangements.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, acquisition and integration costs related to combination with Argos USA, gain on sale of business, non-cash compensation and certain other non-cash and non-operating items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income to Adjusted EBITDA	Three months ended September 30, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income	$92,652	$37,350	$43,347	$59,376	$232,725
Interest (income) expense	(4,068)	(3,055)	(5,135)	40,271	28,013
Income tax expense (1)	1,644	—	—	22,264	23,908
Depreciation, depletion and amortization	28,443	15,103	12,123	1,022	56,691
EBITDA	$118,671	$49,398	$50,335	$122,933	$341,337
Accretion	258	483	20	—	761
Tax receivable agreement benefit (1)	—	—	—	(153,080)	(153,080)
Non-cash compensation	—	—	—	5,192	5,192
Argos USA acquisition and integration costs (2)	—	—	—	17,859	17,859
Other (3)	(1,083)	208	—	(2,675)	(3,550)
Adjusted EBITDA	$117,846	$50,089	$50,355	$(9,771)	$208,519

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 30, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$179,928	$77,936	$88,193	$(59,816)	$286,241
Interest (income) expense	(10,777)	(8,707)	(14,988)	117,807	83,335
Income tax expense (1)	3,861	—	—	36,062	39,923
Depreciation, depletion and amortization	82,450	45,454	29,973	3,044	160,921
EBITDA	$255,462	$114,683	$103,178	$97,097	$570,420
Accretion	768	1,385	59	—	2,212
Loss on debt financings	—	—	—	493	493
Tax receivable agreement benefit (1)	—	—	—	(153,080)	(153,080)
Non-cash compensation	—	—	—	15,116	15,116
Argos USA acquisition and integration costs (2)	—	—	—	17,859	17,859
Other (3)	(1,189)	490	—	(10,856)	(11,555)
Adjusted EBITDA	$255,041	$116,558	$103,237	$(33,371)	$441,465

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended October 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$76,350	$30,225	$40,748	$(59,672)	$87,651
Interest (income) expense	(4,475)	(2,602)	(5,110)	34,167	21,980
Income tax expense (1)	1,384	—	—	23,445	24,829
Depreciation, depletion and amortization	24,676	15,063	10,879	821	51,439
EBITDA	$97,935	$42,686	$46,517	$(1,239)	$185,899
Accretion	232	382	80	—	694
Loss (gain) on sale of businesses	—	1,005	—	(5,120)	(4,115)
Non-cash compensation	—	—	—	4,902	4,902
Other (3)	114	46	—	(2,652)	(2,492)
Adjusted EBITDA	$98,281	$44,119	$46,597	$(4,109)	$184,888

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended October 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$153,857	$101,680	$70,958	$(80,878)	$245,617
Interest (income) expense	(12,480)	(8,767)	(14,932)	98,907	62,728
Income tax expense (benefit) (1)	2,547	(106)	—	71,592	74,033
Depreciation, depletion and amortization	70,803	47,470	27,760	2,340	148,373
EBITDA	$214,727	$140,277	$83,786	$91,961	$530,751
Accretion	692	1,185	233	—	2,110
Tax receivable agreement expense (1)	—	—	—	954	954
Gain on sale of businesses	—	(42,652)	—	(131,721)	(174,373)
Non-cash compensation	—	—	—	15,058	15,058
Other (3)	198	139	—	(2,652)	(2,315)
Adjusted EBITDA	$215,617	$98,949	$84,019	$(26,400)	$372,185
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $137.6 million and $128.3 million greater than Summit LLC and its subsidiaries in the three and nine months ended September 30, 2023, and $17.7 million and $55.4 million less in three and nine months ended October 1, 2022, due to TRA benefit and income tax expense which are obligations of Summit Holdings and Summit Inc. and are thus excluded from Summit LLC’s consolidated net income.
(2)The adjustment for acquisition and integration costs related to the agreement to combine with Argos USA is comprised of finder's fees, advisory, legal and professional fees incurred relating to our agreement to combine with Argos USA.
(3)Consists primarily of interest income earned on cash balances.

Reconciliation of Working Capital	September 30, 2023	December 31, 2022
($ in thousands)
Total current assets	$877,203	$1,018,376
Less total current liabilities	(348,880)	(255,847)
Working capital	$528,323	$762,529

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
($ in thousands)
Operating income	$127,983	$127,062	$242,141	$204,003
General and administrative expenses	50,895	39,232	150,731	136,897
Depreciation, depletion, amortization and accretion	57,452	52,133	163,133	150,483
Transaction costs	17,442	727	19,518	2,637
Gain on sale of property, plant and equipment	(2,134)	(1,343)	(5,787)	(6,293)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$251,638	$217,811	$569,736	$487,727
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	33.9%	31.8%	31.1%	28.5%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s and Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report, which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity. There have been no material changes to the risk factors disclosed in the Annual Report, other than the following risks related to our agreement to combine with Argos North America Corp ("Argos USA").

Risks Related to the Argos USA Transaction

On September 7, 2023, the Company entered into a definitive transaction agreement (the “Transaction Agreement”), with Cementos Argos S.A. (“Cementos Argos”), Argos North America Corp. (“Argos USA”) and the other parties thereto, pursuant to which the Company will purchase all of the issued and outstanding equity interests of Argos USA (the “Argos USA Transaction”). Pursuant to the terms and conditions of the Transaction Agreement, Cementos Argos will receive (i) $1.2 billion in cash (subject to closing adjustments), (ii) 54,720,000 shares of the Company’s Class A common stock (such amount, the “Class A Consideration”) and (iii) one share of the Company’s preferred stock (such share, the “Preferred Share,” and together with the Class A Consideration, the “Stock Consideration”).

The Argos USA Transaction is subject to conditions, including certain conditions that may not be satisfied or waived on a timely basis or at all. Failure to complete the Argos USA Transaction could have material and adverse effects on us.

Completion of the Argos USA Transaction is subject to a number of conditions, including, among other things, obtaining the approval of our stockholders of the issuance of 54,720,000 shares of our Class A common stock that constitute the Class A Consideration and the issuance of one share of preferred stock that constitutes the Preferred Share. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Argos USA Transaction uncertain. In addition, the Argos USA Transaction Agreement contains certain termination rights for both us and Cementos Argos, which, if exercised, will also result in the Argos USA Transaction not being consummated. Furthermore, governmental authorities may impose conditions on the completion of the Argos USA Transaction or require changes to the terms thereof. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Argos USA Transaction or of imposing additional costs or limitations on us, Cementos Argos or Argos USA following completion of the Argos USA Transaction, any of which might have an adverse effect on us following completion of the Argos USA Transaction.

If the Argos USA Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Argos USA Transaction, we will be subject to a number of risks, including the following:

a.we will be required to pay our costs relating to the Argos USA Transaction, such as legal, accounting and financial advisory fees, whether or not the Argos USA Transaction is completed;
b.time and resources committed by our management to matters relating to the Argos USA Transaction could otherwise have been devoted to pursuing other beneficial opportunities; and
c.the market price of the Class A common stock could decline to the extent that the current market price reflects a market assumption that the Argos USA Transaction will be completed.

In addition to the above risks, if the Argos USA Transaction Agreement is terminated and our board of directors seeks another acquisition, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the Argos USA Transaction. Also, if the Argos USA Transaction Agreement is terminated under certain specified circumstances, Summit would be required to pay Cementos Argos a termination fee of $100,000,000.

The market price of shares of Class A common stock may continue to fluctuate after the Argos USA Transaction.

Upon completion of the Argos USA Transaction, Cementos Argos will become the holder of the Class A Consideration and the Preferred Share. The market price of shares of our common stock may fluctuate significantly following completion of the Argos USA Transaction and holders of our common stock could lose some or all of the value of their investment in our common stock. In addition, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

We will be subject to business uncertainties while the Argos USA Transaction is pending, which could adversely affect our business.

In connection with the pendency of the Argos USA Transaction, it is possible that certain persons with whom we have a business relationship may delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with us as a result of the Argos USA Transaction, which could negatively affect our or Argos USA’s revenues, earnings and cash flows as well as the market price of our Class A common stock, regardless of whether the Argos USA Transaction is completed. Also, our and Argos USA’s ability to attract, retain and motivate employees may be impaired until the Argos USA Transaction is completed, and our ability to do so may be impaired for a period of time thereafter, as current and prospective employees may experience uncertainty about their roles within the Company following the Argos USA Transaction.

Under the terms of the Transaction Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Argos USA Transaction, which may adversely affect our ability to execute certain of our business strategies. Among other restrictions, we are restricted, in certain cases, from amending our governing documents in certain ways, paying cash dividends or granting certain equity awards to our employees. Such limitations could negatively affect our businesses and operations prior to the completion of the Argos USA Transaction.

We will incur significant transaction costs in connection with the Argos USA Transaction.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with the Argos USA Transaction, combining the operations of Argos USA with ours and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Argos USA Transaction is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of Argos USA, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near-term or at all.

Securities class action and derivative lawsuits may be brought against us in connection with the Argos USA Transaction, which could result in substantial costs and may delay or prevent the Argos USA Transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination or transaction agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and other resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Lawsuits that may be brought against us, Argos USA or our or its directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us from consummating the Argos USA Transaction. One of the conditions to the closing of the Argos USA Transaction is that there is no law, judgement, decree, writ, injunction, stipulation, ruling, award, decision, subpoena, determination, verdict or order has been entered, issued, made or rendered by any governmental authority or legally binding arbitrator of competent jurisdiction that would prohibit, enjoin, restrain or make illegal the consummation of the Argos USA Transaction or impose certain burdensome conditions. Consequently, if a plaintiff is successful in obtaining an order, award or judgment prohibiting completion of the Argos USA Transaction, that order, award or judgment may delay or prevent the Argos USA Transaction from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.

The Argos USA Transaction Agreement limits our ability to pursue alternatives to the Argos USA Transaction.

The Argos USA Transaction Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the Argos USA Transaction, or may result in a potential acquirer of us proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction.

Risks Related to the Company Following the Argos USA Transaction

The integration of Argos USA may not be as successful as anticipated, and we may not achieve the intended benefits or do so within the intended timeframe.

The Argos USA Transaction involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating the business of Argos USA and our ability to manage the post-acquisition company may result in the post-acquisition company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on our financial condition, results of operations or cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:

a.the inability to successfully integrate the businesses of Argos USA, operationally and culturally, in a manner that permits us to achieve the full revenue anticipated from the Argos USA Transaction, which includes accurate assessment of new producing properties based upon several factors such as recoverable reserves, future cementitious materials and aggregate prices and their appropriate differentials, availability and cost of transportation of production to markets, availability and cost of equipment and of skilled personnel, development and operating costs and potential environmental and other liabilities and regulatory, permitting and similar matters;
b.complexities associated with managing a larger, more complex, integrated business, including the potential diversion of our management’s attention;
c.not realizing anticipated operating synergies;
d.the inability to retain key employees and otherwise integrate personnel from the two companies and the loss of key employees;
e.potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Argos USA Transaction;
f.potential risk associated with our increased debt in the near-term following the Argos USA Transaction;
g.difficulty or inability to refinance the debt of the post-acquisition company or comply with the covenants thereof;
h.integrating relationships with customers, vendors and business partners;
i.performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Argos USA Transaction and integrating Argos USA’s operations; and
j.the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Additionally, the success of the Argos USA Transaction will depend, in part, on our ability to realize the anticipated benefits from combining Argos USA’s and our businesses, including operational and other synergies that we believe the post-transaction company will achieve. The anticipated benefits of the Argos USA Transaction may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized.

Cementos Argos will have significant influence over us following the consummation of the Argos USA Transaction, and its interests may conflict with ours or of our shareholders in the future.

Immediately following the consummation of the Argos USA Transaction, Cementos Argos will own, in the aggregate, approximately 31% of our outstanding common stock. As a result, Cementos Argos will have significant influence over us.

Going forward, Cementos Argos’s degree of influence will depend on, among other things, its level of ownership of our common stock and its ability to exercise certain rights under the terms of the stockholder agreement that we will enter with Cementos Argos in connection with the Argos USA Transaction.

Under the stockholders agreement, for so long as Cementos Argos continues to beneficially own at greater than 25.0% of the then-outstanding shares of Class A common stock, neither the Company nor any of our subsidiaries may take any of the following actions without the prior written consent of Cementos Argos, such approval not to be unreasonably withheld, conditioned or delayed: (i) voluntarily incur ‘‘Indebtedness’’ (as defined in the amended and restated credit agreement, dated as of July 17, 2015 by and among Summit Materials, LLC, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (the “Credit Agreement”)) if immediately following such incurrence, either the Company’s (1) Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), or any substantially equivalent term in the Credit Agreement, would exceed 6.00:1.00 or (2) Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement), or any substantially equivalent term in the Credit Agreement, would exceed 8.00:1.00, (ii) enter into any material agreements or arrangements with affiliates of the Company or its subsidiaries providing for payments to such affiliates in excess of $20,000,000, subject to certain exceptions, (iii) fundamentally change the business of the Company and its subsidiaries, taken as a whole, in a manner that would constitute a significant departure from the construction materials industry or result in the Company and its subsidiaries, taken as a whole, ceasing to operate in the construction materials industry, (iv) voluntarily liquidate, dissolve or wind-up the business and affairs of the Company; or (v) authorize, agree or commit to do any of the foregoing.

Accordingly, Cementos Argos’s influence over us could have a negative impact on our business and business prospects and negatively impact the trading price of our common stock.

Our results may suffer if we do not effectively manage our expanded operations following the Argos USA Transaction.

Following completion of the Argos USA Transaction, the size of our business will increase significantly beyond its current size. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including with respect to the need to integrate the operations and business of Argos USA into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.

Our current stockholders will have a reduced ownership and voting interest after the Argos USA Transaction is completed compared to their current ownership and will exercise less influence over management.

Immediately after the Argos USA Transaction is completed, it is expected that, on a fully-diluted basis, our current stockholders will collectively own approximately 69% and Cementos Argos will own approximately 31% of the outstanding shares of Class A common stock. As a result of the Argos USA Transaction, our current stockholders will own a smaller percentage of the Company than they currently own, and as a result will have less influence over our management and policies.

Sales of substantial amounts of Class A common stock in the open market by Cementos Argos and its affiliates could depress our stock price.

Shares of Class A common stock that are issued to Cementos Argos in connection with the Argos USA Transaction will become freely tradable, following a two year lock-up period from the closing date of the transaction, once registered pursuant to the registration rights agreement to be entered into, among the Company, Cementos Argos and the other parties thereto, or sold in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended (‘‘Rule 144’’). Pursuant to the registration rights agreement, all of the shares of Class A common stock issued as Stock Consideration to any of the parties to the registration rights agreement may be registered for resale. Once registered, the Class A common stock held by such party will not be subject to any restrictions or require further registration under the Securities Act of 1933, as amended.

Cementos Argos may wish to dispose of some or all of their interests in us, and as a result may seek to sell their shares of Class A common stock. These sales (or the perception that these sales may occur), coupled with the increase in the number of outstanding shares of Class A common stock, may affect the market for, and the market price of, the Class A common stock in an adverse manner.

If the Argos USA Transaction is completed and our stockholders, including the parties to the registration rights agreement, sell substantial amounts of Class A common stock in the public market following the closing of the Argos USA Transaction, the market price of the Class A common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Other Risks

We may not obtain the expected benefits of streamlining our corporate structure, and the costs and detriments may exceed any benefits actually obtained.

In August 2023, we announced a significant step towards streamlining our corporate structure by reaching an agreement to acquire Tax Receivable Agreement rights from certain of our pre-IPO investors. As a result, certain Tax Receivable Agreement rights previously held by third parties are now held by Summit LLC. In addition, as of October 31, 2023, 99.3% of the economic interest in Summit Holdings were held by Summit Inc. with only the remaining 0.7% held by pre-IPO investors. We expect to take additional steps in order to ultimately simplify our overall corporate structure and financial reporting by eliminating our so-called “Up-C” structure after which time all equity holders will hold their equity interests in our business at the Summit Inc. parent entity. The benefits we expect to receive from a streamlined corporate structure may not materialize in part or in full, or the detriments may significantly outweigh the benefits that do materialize, due to an overestimation of such expected benefits or underestimation of detriments by management, market conditions or other circumstances. As a result, we may incur costs and detriments of the Reorganization significantly in excess of the actual benefits.

In addition, as a result of our efforts to streamline our corporate structure and the entry into of agreements relating to the Argos USA Transaction, we expect that Summit Inc. may have material assets and liabilities in addition to holding interests in Summit Holdings and tax-related obligations. As a result, the remaining LP Units and our outstanding shares of Class A common stock may, in the interim, be less economically equivalent and remaining holders of LP Units may.

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

ITEM  5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM  6. EXHIBITS

2.1
Transaction Agreement, dated September 7, 2023, among Summit Materials, Inc., Argos North America, Corp., Cementos Argos S.A., Argos SEM LLC, and Valle Cement Investments, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2023).

2.2
Form of Stockholder Agreement, among Summit Materials, Inc., Cementos Argos S.A., Argos SEM LLC, Valle Cement Investments, Inc. and Grupo Argos S.A. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on September 13, 2023).

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

10.1*	Assignment Agreement, dated as of August 18, 2023, by and among Summit Materials, Inc. and each of the other persons party thereto.
10.2*	Amendment, dated as of September 28, 2023, to the Transition and Consulting Agreement, dated as of September 8, 2022, by and among Summit Materials, Inc. and Brian J. Harris.
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: November 2, 2023	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ C. Scott Anderson
C. Scott Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)