Form 10-K
period 2023-12-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2024-02-15
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the Summit Materials, Inc. voting stock held by non-affiliates of the Registrants as of July 1, 2023 was approximately $4.5 billion.
As of February 12, 2024 the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 174,267,964 and 99, respectively.
As of February 12, 2024, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from Summit Materials, Inc.’s definitive proxy statement relating to its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of Summit Materials, Inc.’s most recent fiscal year.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of December 30, 2023, its sole material asset was a 99.4% economic interest in Summit Materials Holdings L.P. (“Summit Holdings”). Summit Inc. has 100% of the voting rights of Summit Holdings, which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2% senior notes due 2027 (“2027 Notes”), our 5 1/4% senior notes due 2029 (“2029 Notes”) and our 7 1/4% senior notes due 2031 (“2031 Notes” collectively with the 2027 Notes, 2029 Notes and 2031 Notes, the “Senior Notes”). Summit Inc.’s only revenue for the year ended December 30, 2023 was that generated by Summit LLC and its consolidated subsidiaries. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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

•"Argos USA" refers Argos North America Corp., a Delaware corporation;

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

Corporate Structure
The following chart summarizes our organizational structure, equity ownership and our principal indebtedness as of December 30, 2023. This chart is provided for illustrative purposes only and does not show all of our legal entities or all obligations of such entities. We ultimately expect to simplify our overall corporate structure and financial reporting by eliminating our so-called “Up-C” structure after which time all equity holders will holder their equity interests in our business at the Summit Inc. parent entity. See Item 1A. “Risk Factors—Organizational Structure Risks—Risks Related to Our Industry and Our Business—We may not obtain the expected benefits of streamlining our corporate structure, and the costs and detriments may exceed any benefits actually obtained.”

Pre-IPO Investors and Management
Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
99.4% of outstanding LP Units
Limited Partners
No voting rights in Summit Holdings (2)
0.6% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (3)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$800.0 million 2031 Notes
$395.0 million revolving credit facility
$504.5 million term loan facility
Summit Materials, LLC (1)
100%
Guarantor Subsidiaries
100%
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$800.0 million 2031 Notes
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

In January 2024, Summit completed a merger with Argos North America Corporation (“Argos USA”), Cementos Argos S.A., Argos SEM LLC and Valle Cement Investments, Inc., pursuant to which Summit acquired all of the outstanding equity interests (the “Transaction”) of Argos USA from the Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.2 billion of cash, the issuance of 54,720,000 shares of our Class A common stock and one preferred share in a transaction valued at approximately $3.2 billion. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement, dated as of September 7, 2023 (the “Transaction Agreement”) relating to the Transaction contains customary representations and warranties, covenants and agreements, including entry into a stockholder agreement.

The Argos USA assets include four integrated cement plants, two grinding facilities, 140 ready-mix concrete plants, eight ports and 10 inland terminals across the East and Gulf Coast regions, with a total installed cement grinding capacity of 9.6 million tons per annum and a total import capacity of 5.4 million tons of cement per annum. The import facilities allow the importing of cement from other countries, including a minimum quantity from a cement plant in Cartagena, Colombia, owned by Cementos Argos S.A., as stipulated under a cement supply agreement entered into upon closing the Transaction. The Argos USA assets also include 1.2 billion tons of reserves and resources in four quarries.

For the year ended December 31, 2023, Argos USA sold approximately 6.7 million tons of cement and 5.2 million yards of ready-mix concrete, recognizing approximately $1.7 billion of revenue.

We are a major participant in the U.S. construction materials industry. Including the operations of Argos USA acquired in January 2024, we believe our sales volumes put us in the top 6 of aggregates suppliers, the top 4 of cement producers and we are a major producer of ready‑mix concrete and asphalt paving mix. Summit's aggregates reserves and resources were 5.5 billion tons as of December 30, 2023. In the year ended December 30, 2023, Summit sold 58.4 million tons of aggregates, 2.4 million tons of cement, 4.9 million cubic yards of ready-mix concrete and 3.7 million tons of asphalt paving mix across our nearly 400 sites and plants.

The U.S. private construction market and public infrastructure spending has been a steady contributor to overall construction market growth. We are well positioned to expand our business by capitalizing on growth in the construction market, but economic conditions could challenge our industry growth and, as a result, our growth plans.

Our revenue in 2023 was $2.6 billion with net income attributable to Summit Inc. of $285.9 million. As of December 30, 2023, our total indebtedness outstanding was approximately $2.3 billion.

We anticipate demand to vary by end market. Public infrastructure, which includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure projects, has been a relatively stable portion of government budgets providing consistent demand to our industry and is projected by the Portland Cement Association (“PCA”) to grow approximately 4% in the U.S. from 2024 to 2028. By fiscal year 2026, The Infrastructure Investment and Jobs Act (the "IIJA") will provide $44.5 billion in formula funding to Texas, Utah, Missouri and Kansas, our top four states by revenue in 2023. Further, the IIJA will provide $66.9 billion in formula funding to Florida, Georgia, Texas and North Carolina, the top four states by revenue for Argos USA the year ended December 31, 2023. We believe states will continue to institute state and local level funding initiatives dedicated towards increased infrastructure spending. Historically, infrastructure spending has varied by geography depending on several factors including population growth, underlying economic conditions, and fiscal health of individual states. Economic conditions in our markets do vary by state, and public infrastructure funding is expected to differ as a result. The public infrastructure market represented approximately 38% of our revenue in 2023.

The private construction market includes residential and nonresidential new construction and the repair and replace market. According to the PCA, the number of total housing starts in the United States, a leading indicator for our residential business, is expected to increase 25% from 2024 to 2028 and residential construction spending will increase 19% from 2024 to 2028. Unlike the expected increases in residential construction, the PCA projects that spending in private nonresidential construction will decline 9% from 2024 to 2028. Residential activity in our key markets will continue to be a driver for volumes in future periods. Growth in private construction spending is influenced by changes in population, employment and general economic activity, among other factors which vary by geography across the United States. The private construction market represented approximately 62% of our revenue in 2023.

We expect continued improvement in pricing, especially in our materials businesses. The United States Geological Survey ("USGS") reports that aggregates pricing has increased in 70 of the last 75 years. Accordingly, we believe that this trend will continue in the future. The PCA estimates that cement consumption will increase approximately 10% in the U.S. from 2024 to 2028, reflecting rising demand in the major end markets. We believe that the increased demand will support higher cement pricing as production capacity in the United States remains tight and the cost of imported cement remains high.

We have supplemented organic growth with acquisitions by strategically targeting attractive, new markets and expanding in existing markets. We consider population trends, employment rates, private and public construction outlook, public funding and various other factors prior to entering a new market. In addition to considering macroeconomic data, we seek to establish, and generally believe that we have, a top three position in our local markets, which we believe supports improving profit margins and sustainable organic growth. This positioning provides local economies of scale and synergies, which benefits our profitability.

Significant opportunities remain for growth through acquisitions. We estimate that approximately 65% of the U.S. construction materials market is privately owned. Our management team maintains contact with hundreds of private companies. These long‑standing relationships have been the primary source for our past acquisitions and will continue to be an important source for future acquisitions. We believe we offer a compelling value proposition for private company sellers, including secure ongoing stewardship of their legacy businesses and brands.

We also seek greenfield development opportunities, particularly in our current geographies where there are limited additional acquisition opportunities at reasonable values. While greenfield development opportunities generally take longer to reach positive cash flows, the return on investment can equal or exceed those of business acquisitions.

In March 2021, we launched our Elevate Summit strategy, which at that time included an initiative to divest 10 to 12 business units which did not meet certain criteria. Since that time, we have divested 13 businesses, including two businesses in 2023 that resulted in net proceeds of $65.6 million, and cumulatively the 13 divested businesses generated $567.0 million in net proceeds. We plan to continue our efforts to optimize our portfolio, which could include future divestitures.

Our Business Segments

As of December 30, 2023, we operate in 21 U.S. states and in British Columbia, Canada and have assets in 21 U.S. states and in British Columbia, Canada through our platforms that make up our operating segments: West, East and Cement. In addition, the Argos USA operations acquired subsequent to year end added operations in 18 states and assets in five states. The platform businesses in the West, East and Cement segments have their own management teams that are responsible for overseeing local operations, implementing commercial and operational best practices, developing growth opportunities and integrating acquired businesses. We seek to enhance value through increased scale, efficiencies and cost savings within local markets.

•West Segment:  Our West segment is comprised of our West and South regions, and includes operations in Texas, Utah, Arizona, Colorado, Idaho, Wyoming, Oklahoma, Arkansas and British Columbia, Canada. We supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services in the West segment. As of December 30, 2023, the West segment controlled approximately 1.7 billion tons of aggregates reserves and resources and $871.5 million of net property, plant and equipment and inventories (“hard assets”). During the year ended December 30, 2023, approximately 61% of our revenue was generated in the West segment.

•East Segment:  Our East segment is comprised of our East and Central regions, and serves markets extending across the Midwestern and Eastern United States, most notably in Kansas, Missouri, Virginia, Florida, North Carolina, South Carolina, Georgia and Nebraska where we supply aggregates, ready‑mix concrete, asphalt paving mix and paving and related services. As of December 30, 2023, the East segment controlled approximately 3.3 billion tons of aggregates reserves and resources and $695.1 million of hard assets. During the year ended December 30, 2023, approximately 25% of our revenue was generated in the East segment. The Argos USA operations acquired subsequent to year end serves markets extending across the Southeast United States, notably in Florida, Georgia, South Carolina, North Carolina, Alabama, as well as the Mid-Atlantic United States in Maryland and Virginia.

•Cement Segment:  Our Cement segment consists of our Hannibal, Missouri and Davenport, Iowa cement plants and nine distribution terminals along the Mississippi River from Minnesota to Louisiana. Our highly efficient plants, which have converted all production to lower carbon Portland Limestone Cement, are complemented by our integrated distribution system that spans the Mississippi River. We process solid and liquid waste into fuel for the plants, which can reduce the plants’ fuel costs by up to 50%. The Hannibal, Missouri plant is one of very few cement facilities in the United States that can process both hazardous and non-hazardous solid and liquid waste into fuel. As of December 30, 2023, the Cement segment controlled approximately 0.5 billion tons of aggregates reserves and resources, which serve its cement business, and $615.8 million of hard assets. During the year ended December 30, 2023, approximately 15% of our revenue was generated in the Cement segment. The Argos USA operations acquired subsequent to year end includes four cement plants located in Harleyville, South Carolina; Roberta, Alabama; Newberry, Florida; and Martinsburg, West Virginia and two grinding facilities in Atlanta, Georgia and Tampa, Florida.

Our End Markets

Public Infrastructure.  Public infrastructure construction includes spending by federal, state and local governments for highways, bridges, airports, schools, public buildings and other public infrastructure projects. Public infrastructure spending has historically been more stable than private sector construction. Historically, public infrastructure spending has been less sensitive to interest rate changes and economic cycles and often is supported by multi-year federal and state legislation and programs. A significant portion of our revenue is derived from public infrastructure projects. As a result, the supply of federal and state funding for public infrastructure highway construction significantly affects our public infrastructure end-use business.

Federal infrastructure funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The IIJA was signed into law on November 15, 2021. The IIJA legislation provides $1.2 trillion in funding over five years from 2022 through 2026, which includes $347.8 billion for highways, and $91.2 billion for transit.

Residential Construction.  Residential construction includes single family homes and multi‑family units such as apartments and condominiums. Demand for residential construction is influenced primarily by employment prospects, new household formation and mortgage interest rates. In recent years, we have observed migration trends towards rural and exurban U.S. markets, notably in our Texas and Utah markets. In 2023, primarily due to higher interest rates and, by extension, affordability challenges, the residential construction market slowed. We expect the demand for residential construction to continue to be influenced by mortgage rates in 2024.

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

Our Competitive Strengths

Leading market positions.  We seek to obtain a top two leadership position in our local market areas. Including the operations of Argos USA acquired in January 2024, we believe we are a top 6 supplier of aggregates, a top 4 producer of cement and a major producer of ready‑mix concrete and asphalt paving mix in the United States by volume. We generally focus on acquiring aggregate-based companies that have leading local market positions, which we seek to enhance by building scale through additional bolt-on acquisitions. The construction materials industry is highly local in nature due to transportation costs from the high weight‑to‑value ratio of the products. Given this dynamic, achieving local market scale provides a competitive advantage that drives growth and profitability for our business. Our ability to prudently acquire, rapidly integrate and improve multiple businesses has enabled, and will continue to enable, our market leadership.

Vertically‑integrated business model.  We generate revenue across a spectrum of related products and services. In 2023, approximately 17% of the aggregates used in our products and services were internally supplied. When and where it's advantageous, we employ a vertically‑integrated business model operating as a single source provider of materials and paving and related services. This approach creates cost, convenience and reliability advantages for our customers, while at the same time creating significant cross‑marketing opportunities among our interrelated businesses. We believe this creates opportunities to increase aggregates volumes, optimize margin at each stage of the value chain, foster more stable demand for aggregates through a captive demand outlet, create a competitive advantage through the efficiency gains, convenience and reliability provided to customers and enhance our acquisition strategy by providing a greater population of target companies.

Attractive diversity, scale and product portfolio.  We operate in dozens of metropolitan statistical areas across 21 U.S. states and in British Columbia, Canada. In the year ended December 30, 2023, 53% of our operating income increase came from the West segment, 21% from East segment and 26% from the Cement segment, excluding corporate charges. As of December 30, 2023, we had 3.9 billion tons of proven and probable mineral reserves and 1.4 billion tons of measured and indicated mineral resources. We estimate that the useful life of our reserves serving our aggregates and cement businesses are approximately 55 years and 170 years, respectively, based on the average production rates in 2023 and 2022. The Argos USA operations acquired subsequent to year end were located in an additional 18 states and added 0.7 billion tons of proven and probable mineral reserves and 0.5 billion tons of measured and indicated mineral resources.

Our dry process cement plants in Hannibal, Missouri and Davenport, Iowa were commissioned in 2008 and 1981, respectively. These low-cost cement plants have efficient manufacturing capabilities and are strategically located on the Mississippi River and complemented by an extensive network of river and rail fed distribution terminals. Our terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate. Due to the location of our Hannibal and Davenport plants on the Mississippi River, in 2023, we shipped approximately 70-80% of our cement by barge, which is more cost‑effective than truck or rail transport.

The Argos USA operations acquired subsequent to year end have four cement plants in Harleyville, South Carolina; Roberta, Alabama; Newberry, Florida; and Martinsburg, West Virginia and two grinding facilities in Atlanta, Georgia and Tampa, Florida. The total clinker capacity at the plants is 5.2 million tons per annum. Each of the plants and grinding facilities is located near multiple transportation access points, and have rail access at each of the cement plants and grinding facilities. The integrated network affords a level of resiliency in dealing with planned and unplanned plant maintenance and shutdowns. Their terminal network can accept imported cement to supplement our internal production capacity as demand and market conditions dictate.

Proven ability to incorporate new acquisitions and grow businesses.  Since our inception, we have acquired dozens of businesses, successfully integrating them into three segments through the implementation of operational improvements, industry‑proven information technology systems, comprehensive safety and management programs. A typical acquisition and subsequent integration generally involve implementing common safety and financial back office systems, driving best practices in pricing and productivity. In addition, we seek to leverage scale while maintaining local branding and management decision-making and providing management support, strategic direction and financial capital for investment.

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

Our Business Strategy

Our materials-led business model creates a distinct competitive advantage to support our growth ambitions. We continue to execute on our Elevate Summit Strategy, which has four key themes:

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

Asset Light Approach. We seek to maximize aggregates pull through in order to improve capital efficiency and reduce volatility. Our growth has been a result of the successful execution of our materials-led acquisition strategy and implementation of best practices to drive organic growth. We believe we have opportunity for further growth through strategic acquisitions in markets adjacent to our existing markets within the states where we currently operate, as well as in additional states as market and competitive conditions permit. We also believe we can enhance our return on investment by partnering with our customers in asset light partnerships by retaining aggregate supply agreements where possible.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending primarily uses funds from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long-term highway construction and maintenance needs. The IIJA passed in November 2021 provides $1.2 trillion in funding over five years from 2022 through 2026, which includes $347.8 billion for highways, and $91.2 billion for transit.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Missouri and Kansas, represented approximately 26%, 14%, 10% and 8%, respectively, of our total revenue in 2023. Further, the four largest states by revenue in 2023 for the Argos USA operations acquired subsequent to year end were Florida, Georgia, Texas and North Carolina.

Our Industry and Operations

We do not believe that increases in our prices of materials or products are likely to affect the decision to undertake a construction project since these costs usually represent a small portion of total construction costs.

We operate our construction materials, products and paving and related services businesses through local management teams, which work closely with our customers to deliver the materials, products and services that meet each customer’s specific needs for a project. We believe that this strong local branding presence gives us a competitive advantage by allowing us to obtain a unique understanding of the evolving needs of our customers.

We have operations in 21 U.S. states and in British Columbia, Canada. The Argos USA operations acquired subsequent to year end were located in an additional 18 states. Our business in each region is vertically‑integrated. We supply aggregates internally for the production of cement, ready‑mix concrete and asphalt paving mix and a significant portion of our asphalt paving mix is used internally by our paving and related services businesses. In the year ended December 30, 2023, approximately 83% of our aggregates production was sold directly to outside customers with the remaining amount being further processed by us and sold as a downstream product. In addition, we operate a municipal waste landfill in our East segment and have construction and demolition debris landfills in our West and East segments.

Approximately 65% of our asphalt paving mix was installed by our paving and related services businesses in the year ended December 30, 2023. We charge a market price and competitive margin at each stage of the production process in order to optimize profitability across our operations. Our production value chain is illustrated as follows:

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

As of December 30, 2023, we mine limestone, gravel, and other natural resources from 128 crushed stone quarries and 109 sand and gravel deposits throughout the United States and in British Columbia, Canada. Our extensive network of quarries, plants and facilities, located throughout the regions in which we operate, enables us to have a nearby operation to meet the needs of customers in each of our markets. As of December 30, 2023, we had approximately 5.5 billion tons of reserves and resources of recoverable stone, and sand and gravel of suitable quality for economic extraction. Our estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned or under lease, and for which all required zoning and permitting have been obtained. Of the 5.5 billion tons of aggregates reserves and resources, 2.4 billion, or 44%, are located on owned land and 3.1 billion are located on leased land.

As of December 31, 2023, the Argos USA operations acquired subsequent to year end include mine limestone from four crushed stone quarries in Harleyville, South Carolina, Newberry, Florida, Roberta, Alabama and Martinsburg, West Virginia. These quarries are located throughout the regions in which Argos USA operates, and provide a nearby operation to meet the needs of customers in each of those markets. As of December 31, 2023, Argos USA had approximately 1.2 billion tons of reserves and resources of recoverable stone of suitable quality for economic extraction. The estimate is based on drilling and studies by geologists and engineers, recognizing reasonable economic and operating restraints as to maximum depth of extraction and permit or other restrictions. Reported proven and probable reserves include only quantities that are owned, and for which all required zoning and permitting have been obtained. All of the Argos USA reserves and resources acquired in January 2024 are located on owned land.

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

Each of our aggregates operations is responsible for the sale and marketing of its aggregates products. For the year ended December 30, 2023, approximately 83% of our aggregates production was sold directly to outside customers and the remaining amount is further processed by us and sold as a downstream product. Even though aggregates are a commodity product, we work to optimize pricing depending on the site location, availability of a particular product, customer type, project type and haul cost. We sell aggregates to internal downstream operations at market prices.

Our competitors in aggregates include large vertically‑integrated companies, which have a combined estimated market share of approximately 30%, in addition to various local suppliers.

We have a strong competitive advantage in aggregates through our well-located reserves and assets in key markets, high quality reserves and our logistic networks. We further share and implement best practices relating to safety, strategy, sales and marketing, production, and environmental and land management. Our local market knowledge enables us to maintain a strong understanding of the needs of our aggregates customers. In addition, our companies have a reputation for responsible environmental stewardship and land restoration, which assists us in obtaining new permits and new reserves.

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

We operate a highly‑efficient, low-cost integrated cement manufacturing and distribution network through our cement plants in Hannibal, Missouri, and Davenport, Iowa and our nine distribution terminals along the Mississippi River from Minnesota to Louisiana. The combined potential capacity at our Hannibal and Davenport cement plants is approximately 2.4 million short tons per annum. We also operate on‑site waste fuel processing facilities at the plants, which can reduce plant fuel costs by up to 50%. Our Hannibal plant is one of very few with hazardous waste fuel facilities permitted and operating out of over 90 cement plants in the United States. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. Aligned with our core strategy of sustainability, we converted 100% of our cement production from general use Portland cement to Portland Limestone Cement (PLC) during 2022. Portland Limestone Cement is accepted in all major specifications, approved in all major markets, can be used in all applications in lieu of Portland cement while reducing cement’s embodied CO2 content by up to 10%. With two cement plants, on‑site raw material supply, a network of cement terminals, and longstanding customer relationships, we are well positioned to serve our customers.

Cement is a product that is costly to transport. Consequently, the radius within which a typical cement plant is competitive with truck transportation is typically limited to 150 miles from any shipping/distribution point. However, access to rail and barge can extend the distribution radius significantly. With both of our plants located on the Mississippi River, we are able to cost effectively distribute cement from both of our plants by truck, rail and barge directly to customers or to our nine storage and distribution terminals along the Mississippi River. Our Hannibal and Davenport plants are located on the Mississippi River and, consequently, we ship approximately 70-80% cement produced at those locations by barge, which is more cost‑effective than truck or rail transport.

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

We believe our West and East segments are leaders in the supply of ready‑mix concrete in their respective markets. The West segment has ready‑mix concrete operations in the Texas, Utah, Arizona, Idaho, Oklahoma and Colorado markets. Our East segment supplies ready‑mix concrete in the Kansas and Missouri markets and surrounding areas. The Argos USA operations acquired subsequent to year end included ready-mix operations in an additional four states primarily in the Southeast United States. We operated 70 ready-mix concrete plants and over 850 concrete delivery trucks in the West segment and 22 ready-mix concrete plants and over 150 concrete delivery trucks in the East segment as of December 30, 2023. The Argos USA operations acquired subsequent to year end include 140 ready-mix concrete plants and over 1000 concrete delivery trucks as of December 31, 2023. Our aggregates business serves as the primary source of the raw materials for our concrete production, functioning essentially as a supplier to our ready‑mix concrete operations.

Asphalt Paving Mix

Asphalt paving mix is the most common roadway material used today. It is a versatile and essential building material that has been used to surface 94% of the more than 2.7 million miles of paved roadways in the United States, according to the National Asphalt Pavement Association (“NAPA”).

Typically, asphalt paving mix is placed in three distinct layers to create a flexible pavement structure. These layers consist of a base course, an intermediate or binder course, and a surface or wearing course. These layers vary in thickness.

Asphalt pavement is generally 100% recyclable and reusable and is the most reused and recycled pavement material in the United States. Reclaimed asphalt pavement can be incorporated into new pavement at replacement rates in excess of 30% depending upon the mix and the application of the product. We actively engage in the recycling of previously used asphalt pavement and concrete. This material is crushed and repurposed in the construction cycle. As of December 30, 2023, we operated 25 and 5 asphalt paving mix plants in the West and East segments, respectively. Nearly all of our plants can utilize recycled asphalt pavement.

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

Approximately 65% of the asphalt paving mix we produce is installed by our own paving crews. The rest is sold on a per ton basis to road contractors, state departments of transportation and local agencies. Asphalt paving mix is used by our paving crews and by our customers primarily for the construction of roads, driveways and parking lots.

As part of our vertical integration strategy, we provide asphalt paving and related services to both the private and public infrastructure sectors as either a prime or sub‑contractor. These services complement our construction materials and products businesses by providing a reliable downstream outlet, in addition to our external distribution channels.

Our asphalt paving and related services businesses bid on both private construction and public infrastructure projects in their respective local markets. We only provide paving and related services operations as a complement to our aggregates operations, which is a major competitive strength. Factors affecting competitiveness in this business segment include price, estimating abilities, knowledge of local markets and conditions, project management, financial strength, reputation for quality and the availability of machinery and equipment.

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

Customers

Our business is not dependent on any single customer or a few customers. Therefore, the loss of any single or small number of customers would not have a material adverse effect on any individual respective market in which we operate or on us as a whole. No individual customer accounted for more than 10% of our 2023 revenue.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction or public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather‑related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms, heavy snows, flooding and drought, can adversely affect our business and operations through a decline in the use of our products, demand for our services and our ability to provide our products and services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions. The Argos USA operations acquired subsequent to year end will reduce the combined company's seasonality due to the majority of Argos USA operations being located in warmer markets.

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

Human Capital Resources

As of December 30, 2023, we employed approximately 5,300 employees, of which approximately 5,000 were employed in the United States with the remainder being employed in Canada. Approximately 77% of our employees are hourly workers, with the remainder being salaried. Approximately 9% of our employees are union members, substantially all in our cement division and at our Canadian operations, with whom we believe we enjoy a satisfactory working relationship. Our collective bargaining agreements for employees who are union members generally expire within three years. Because of the seasonal nature of our industry, many of our hourly and certain of our salaried employees are subject to seasonal layoffs. The scope of layoffs varies greatly from season to season as they are predominantly a function of the type of projects in process and the weather during the late fall through early spring. The Argos USA operations acquired subsequent to year end includes approximately 2,400 employees as of December 31, 2023, of which approximately 63% were hourly workers, with the remainder being salaried. Approximately 11% of the Argos USA employees are union members.

Health and Safety: We maintain a safety culture grounded on the premise of striving to eliminate workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. Our goal is to reduce Occupational Safety and Health Administration ("OSHA") recordable incidents each year. During fiscal 2023, our recordable incident rate increased 9% compared to fiscal 2022.

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

ITEM  1A.    RISK FACTORS

You should carefully consider the following risk factors as well as the other information set forth in this Annual Report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the following risks actually occurs, our business, results of operations, prospects, and financial condition may be materially adversely affected. In such a case, the trading price of our Class A common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including but not limited to overall economic and industry conditions and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our Class A common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “Forward-Looking Statements".

Risks Related to Our Industry and Our Business

Industry Risks

Our business depends on activity within the construction industry and the strength of the economies in which we operate.

We sell most of our construction materials and products and provide all of our paving and related services to the construction industry, so our results are significantly affected by the strength of the construction industry. The strength of the construction industry in turn can be substantially affected by macroeconomic and other factors beyond our control, including changes in general economic conditions, political or social trends and unrest, terrorism or war, pandemics or other adverse health developments, and natural, climate-related or man-made disasters and extreme weather conditions. In addition, federal and state budget issues may negatively affect the amount of funding available for infrastructure spending, particularly highway construction, which constitutes a significant portion of our business. Demand for our products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain funding for construction projects, or due to other market factors such as rising interest rates, labor shortages and inflation which have impacted demand more recently and are expected to further impact demand in 2024. A slow pace of economic activity typically results in delays or cancellations of capital projects, which could result in the deferral or reduction of our backlog and anticipated revenues if we are unable to replace those contracts. In addition, in times of a stagnant or declining economy, there is a greater likelihood that we may not be able to collect on certain of our accounts receivable from our customers.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate because of the high cost to transport our products relative to their price. If economic and construction activity diminishes in one or more areas, particularly in our top revenue‑generating markets of Texas, Florida, Georgia and Utah, our financial condition, results of operations and liquidity could be materially adversely affected.

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

The products we sell and the services we provide are used or performed outdoors. Therefore, seasonal changes and other weather‑related conditions can adversely affect our business and operations through a decline in the use and production of our products, demand for our services and our ability to provide our products and services. Adverse weather conditions such as heavy or sustained rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales, render our contracting operations less efficient or restrict our ability to ship our products. For example, unusually low water levels on the Mississippi River in late 2022 negatively impacted the shipping of our products. Major weather events such as hurricanes, tornadoes, tropical storms, flooding, droughts, wildfires and heavy snows have adversely affected and could adversely affect sales in the near term and may be more severe due to climate change. In particular, our operations in the southeastern and Gulf Coast regions of the United States are at risk for hurricane activity, most notably in August, September and October.

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

The integration of Argos USA into our business involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating the business of Argos USA and our ability to manage the post-acquisition company may result in the post-acquisition company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related operating synergies and could have an adverse effect on our financial condition, results of operations or cash flows. Potential difficulties that may be encountered in the integration process include, among other factors: the inability to successfully integrate the businesses of Argos USA, operationally and culturally, in a manner that permits us to achieve the full revenue anticipated; complexities associated with managing a larger, more complex, integrated business, including the potential diversion of our management's attention; not realizing anticipated operating synergies; the inability to retain key employees and otherwise integrate personnel from the two companies and the loss of key employees; potential unknown liabilities and unforeseen expenses; integrating relationships with customers, vendors and business partners; performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by integrating Argos USA’s operations; and the disruption of, or the loss of momentum in, each company's ongoing business or inconsistencies in standards, controls, procedures and policies.

The success of our business depends in part on our ability to execute on our acquisition and portfolio optimization strategy.

A significant portion of our historical growth has occurred through acquisitions, and we will likely execute acquisition transactions in the future. Acquisitions involve risks that, among other things, the businesses acquired will not perform as expected. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, possible acquisition transactions. We are presently engaged, and at any time in the future we may be engaged, in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We regularly make, and we expect to continue to make, non‑binding acquisition proposals, and we may enter into letters of intent, in each case allowing us to conduct due diligence on a confidential basis. In addition, we have recently disposed of a number of assets and businesses that did not meet our long-term investment criteria and through our portfolio optimization program, we are also evaluating additional divestiture opportunities of certain assets and businesses that are not core to our business. There can be no assurances that we will be able to recover the current carrying amount of our investments, and in some circumstances, assets or businesses may result in additional impairment expenses or other losses. In addition, we may become subject to certain contractual indemnity or other obligations or may fail to successfully deploy sale proceeds. We cannot predict the timing of any contemplated transactions. To successfully acquire a significant target, we may need to raise additional capital through additional equity issuances, additional indebtedness, or a combination of equity and debt issuances. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transactions or that they will be completed. Our acquisitions and portfolio optimization efforts have placed, and may continue to place, significant demands on our management and operational and financial resources.

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

Acquisitions may require integration of the acquired companies’ sales and marketing, distribution, production, purchasing, information technology, finance and administrative organizations. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following: we may become liable for certain, and potentially significant, liabilities of any acquired business, whether or not known to us; substantial attention from our senior management and the management of the acquired business may be required, which could decrease the time that they have to service and attract customers; capital equipment at acquired businesses may require additional maintenance or need to be replaced sooner than we expected; the complete integration of acquired companies depends, to a certain extent, on the full implementation of our financial systems and policies; and the ability to retain key employees.

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

Notably, demand in the residential construction market in which we sell our aggregates and ready-mix concrete is affected by interest rates which increased significantly during 2023, impacting demand. There can be no assurance that interest rates will not continue to increase in the future, affecting our business in an adverse manner. While the residential construction market accounted for 25% of our aggregates business and 45% of our ready-mix concrete business in 2023, we expect demand to continue to be impacted by mortgage rates in 2024.

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

Under U.S. law, annual funding levels for highways is subject to yearly appropriation reviews. This annual review of funding increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi‑year highway projects which could, in turn, negatively affect our sales. We cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. A government shutdown, and other similar budgetary impasses or reductions, may contribute to uncertainty in regard to government spending and may have adverse effects on the economy. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter‑approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. If state tax revenues Texas, Florida, Georgia and Utah experience state‑level funding pressures caused by lower tax revenues and an inability to finance approved projects, our revenues could be negatively impacted. Delays or cancellations of state infrastructure spending could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Shortages of, or increases in prices for, production and delivery inputs, including commodities and labor, and other inputs related to the production and delivery of our products, could adversely affect our business, and have already in certain cases. Our cost of revenue consists of production and delivery inputs, which primarily include labor, utilities, raw materials, fuel, transportation, royalties and other direct costs incurred in the production and delivery of our products and services. Increases in these costs, as a result of general economic conditions, inflationary pressures or otherwise, may reduce our operating margin and adversely affect our financial position if we are unable to hedge or otherwise offset such increases. Specifically, significant increases or fluctuations in the prices of certain energy commodities, including coal, diesel fuel, natural gas, liquid asphalt and other petroleum-based resources, which we consume significant amounts of in our production and distribution processes, have negatively affected the results of our business operations and may further cause our results to suffer. Additionally, labor is a meaningful component in our ability to operate our business and can have a significant impact on the cost of operating our business. Labor shortages could restrict our ability to operate our business or result in increased labor costs as a result of wage increases due to competition for qualified workers. Increased labor costs, whether due to labor shortages, competition for labor from other industries, changing demographics of the overall work force or otherwise may reduce our operating margin and adversely affect our financial position.

Recent inflation, across several input costs has adversely impacted us. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. Accordingly, substantial inflation may result in a material adverse impact on our costs, profitability and financial results.

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

changes in availability, proximity and costs of materials, including liquid asphalt, cement, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment; to the extent not covered by contractual cost escalators, variability and inability to predict the costs of purchasing coal, diesel, natural gas, liquid asphalt and cement; failure by our suppliers, subcontractors, designers, engineers or customers to perform their obligations; mechanical problems with our machinery or equipment; difficulties in obtaining required governmental permits or approvals; changes in applicable laws and regulations; uninsured claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part; and public infrastructure customers may seek to impose contractual risk‑shifting provisions more aggressively which may result in us facing increased risks.

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

Operating hazards inherent in our business, some of which may be outside our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks that are consistent with industry practice and market availability, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, our financial condition, results of operations and liquidity could be materially adversely affected.

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

Our debt level subjects us to risks with important consequences, including: increasing our vulnerability to general economic and industry conditions; requiring a significant portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; subjecting us to the risk of increased interest rates as a portion of our borrowings under our senior secured credit facilities are exposed to variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less leverage than we do; and making it more difficult for us to make payments on our debt.

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

The indentures governing the Senior Notes and Credit Agreement contain restrictive covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries, to: incur additional indebtedness, issue certain preferred shares or issue guarantees; pay cash dividends, redeem our membership interests or make other restricted payments, including purchasing our Class A common stock; make investments, loans or advances; incur additional liens; transfer or sell assets; merge or engage in consolidations; enter into certain transactions with our affiliates; designate subsidiaries as unrestricted subsidiaries; repay subordinated indebtedness; and change our lines of business.

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

Other Risks

Our success is dependent on our senior management team and our ability to retain qualified personnel.

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

We use large amounts of coal, electricity, diesel fuel, natural gas, liquid asphalt and other petroleum‑based resources that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could have a material adverse effect on our financial condition, results of operations and liquidity.

In our production and distribution processes, we consume significant amounts of electricity, diesel fuel, natural gas, liquid asphalt and other petroleum‑based resources. The availability and pricing of these resources are subject to market forces that are beyond our control. For example, during 2022 the cost of coal, diesel fuel and other petroleum-based resources rose sharply. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could have a material adverse effect on our financial condition, results of operations and liquidity.

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effects of climate change.

In addition, other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. Given the nature of our operations, physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange (the "NYSE") and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors and employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG and collecting, measuring, and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Unexpected operational difficulties at our facilities could disrupt operations, raise costs, and reduce revenue and earnings in the affected locations.

The reliability and efficiency of certain of our facilities is dependent upon vital pieces of equipment, such as our cement manufacturing kilns. Although we have scheduled outages to perform maintenance on certain of our facilities, vital equipment may periodically experience unanticipated disruptions due to accidents, mechanical failures or other unanticipated events such as fires, explosions, violent weather conditions or other unexpected operational difficulties. A substantial interruption of one of our facilities could require us to make significant capital expenditures to restore operations and could disrupt our operations, raise costs, and reduce revenue and earnings in the affected locations.

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

We are dependent on information technology systems and infrastructure to carry out important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. As part of our normal business activities, we collect and store certain personal identifying and confidential information relating to our customers, employees, vendors and suppliers, and maintain operational and financial information related to our business. We may share some of this confidential information with our vendors. We rely on our vendors and third-party service providers to maintain effective cybersecurity measures to keep our information secure. Any significant breakdown, invasion, destruction or interruption of our existing or future systems by employees, third parties, vendors, others with authorized access to our systems, or unauthorized persons could negatively affect operations. In addition, future systems upgrades or changes could be time consuming, costly and result in unexpected interruptions or other adverse effects on our business. In addition, cyber-attacks are continually evolving to become more sophisticated and there is a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, “ransomware” or other malware, denial-of services attacks, hacking, “phishing” attacks, employee or insider error, malfeasance, social engineering, or data leakage of confidential information either internally or at our third‑party providers. In addition, remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. These risks have also impacted, and may in the future impact the third parties on which we rely, and security measures employed by these third parties may also prove to be ineffective at identifying or countering threats.

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

Our current information technology platforms and systems require periodic updating and maintenance and any failure to update or maintain our information technology platforms and systems may have a material adverse effect on our business. Further, we also undertake activities to replace our current systems with technology we believe to be superior to our existing technology. The cost and effort to implement such changes may be significant, and may be more than we initially estimate. These changes may result in our systems being unavailable from time to time, or may not produce the desired results, which may adversely affect our ability to manage and report our results.

Labor disputes, strikes, other forms of work stoppage or slowdown or other union activities could disrupt operations of our businesses.

As of December 30, 2023, labor unions represented approximately 9% of our total employees, substantially all in our cement division and at our Canadian operations, and labor unions represented approximately 11% of Argos USA total employees. Our collective bargaining agreements for employees generally expire within three years. Although we believe we have good relations with our employees and unions, disputes with our trade unions, union organizing activity, or the inability to renew our labor agreements or adverse labor relations at any of our locations, could lead to strikes, other forms of work stoppage, slowdowns or other actions that could disrupt our operations and, consequently, have a material adverse effect on our financial condition, results of operations and liquidity.

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

The market price of our Class A common stock has fluctuated significantly in the past and could be subject to wide fluctuations in the future. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. You may be unable to resell your shares of Class A common stock for a profit. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources. We have no current plans to pay any cash dividends. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

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

Cementos Argos has significant influence over us and its interests may conflict with ours or yours in the future.

Cementos Argos owns, in the aggregate, approximately 31% of our outstanding Class A common stock. As a result, Cementos Argos will have significant influence over us, the degree of which will depend on, among other things, its level of ownership of our Class A common stock and its ability to exercise certain rights under the terms of the Stockholders Agreement that we have entered into with Cementos Argos in connection with the Transaction.

Under the Stockholders Agreement, for so long as Cementos Argos continues to beneficially own at greater than 25.0% of the then-outstanding shares of Class A common stock, neither Summit nor any of its subsidiaries may take any of the following actions without the prior written consent of Cementos Argos, which such approval shall not to be unreasonably withheld, conditioned or delayed: (i) voluntarily incur “Indebtedness” (as defined in the Credit Agreement) if immediately following such incurrence, either Summit’s (1) Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), or any substantially equivalent term in the Credit Agreement, would exceed 6.00:1.00 or (2) Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement), or any substantially equivalent term in the Credit Agreement, would exceed 8.00:1.00, (ii) enter into any material agreements or arrangements with affiliates of Summit or its subsidiaries providing for payments to such affiliates in excess of $20.0 million, subject to certain exceptions, (iii) fundamentally change the business of Summit and its subsidiaries, taken as a whole, in a manner that would constitute a significant departure from the construction materials industry or result in Summit and its subsidiaries, taken as a whole, ceasing to operate in the construction materials industry, (iv) voluntarily liquidate, dissolve or wind-up the business and affairs of the Company; or (v) authorize, agree or commit to do any of the foregoing.

Accordingly, Cementos Argos’s influence over us could have a negative impact on our business and business prospects and negatively impact the trading price of our Class A common stock.

Sales of substantial amounts of Class A common stock in the open market by Cementos Argos and its affiliates could depress Summit’s Class A common stock price.

Shares of Class A common stock held by Cementos Argos will become freely tradable, following the termination of the lock-up agreement we have entered into with Cementos Argos in connection with the Transaction Termination Date of January 11, 2026, once registered pursuant to the registration rights agreement entered into with Cementos Argos in connection with the Transaction (the "Registration Right Agreement") or sold in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Once registered, such Class A common stock will not be subject to any restrictions or require further registration under the Securities Act.

Cementos Argos may wish to dispose of some or all of their interests in Summit, and as a result may seek to sell their shares of Class A common stock. These sales (or the perception that these sales may occur), coupled with the increase in the number of outstanding shares of Class A common stock, may affect the market for, and the market price of, the Class A common stock in an adverse manner.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions: would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock; prohibit stockholder action by written consent unless such action is recommended by all directors then in office; provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the affirmative vote of a majority in voting power of all the then-outstanding shares of stock of the Corporation entitled to vote thereon; and establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM  1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM  1C.    CYBERSECURITY

Risk Management and Strategy

As part of our enterprise risk management function, we have implemented processes to assess, identify and manage the material risks facing the company, including from cyber threats. Our enterprise risk management function represents our overall risk management system. Our cybersecurity program is built upon recognized security frameworks. We believe that our processes provide us with a comprehensive assessment of potential cyber threats. We conduct regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage the material risks from cyber threats include the risks arising from threats associated with third party service providers, including cloud-based platforms.

We have developed a cyber incident response plan which provides a documented framework for handling security incidents and facilitates coordination across multiple parts of the company. Dedicated members of our information security team, led by our Vice President, Infrastructure, constantly monitor threat intelligence feeds, handles vulnerability management and responds to incidents. In addition, we periodically perform simulations and drills at both a technical and management level.

Internally, we have a security awareness training platform which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply with these policies. The security awareness training platform offers training on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all employees on a periodic basis, and it is supplemented by testing initiatives, including periodic phishing tests.

From time to time, we engage third-party service providers to enhance our risk mitigation efforts. For instance, we have engaged an independent cybersecurity advisor to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. We have also partnered with an industry expert’s incident response group to help deconstruct, manage and mitigate impact from any cyber-related incident. We also purchase insurance to help protect us against the risk of cybersecurity breaches.

To date, we have not had a significant cybersecurity breach or attack that has had a material impact on our business or results of operations, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, as discussed more fully under “Item 1A. Risk Factors–Risks Related to Our Industry and Our Business–Other Risks–We are dependent on information technology. Our systems and infrastructure face certain risks, including cyber security risks and data leakage risks,” cyber-attacks are continually evolving to become more sophisticated and, while we have invested in the protection of our data and information technology to reduce the risk of a cyber-attack, there can be no assurance that our efforts will be effective in preventing breakdowns or breaches in our systems.

Governance

Role of the Board

Our Board of Directors exercises direct oversight of our strategic risks through its oversight of our enterprise risk management function. The Audit Committee of the Board of Directors in particular is responsible for reviewing our IT security controls and the adequacy of our IT security program, compliance and controls with management. As part of such oversight, the Board of Directors, including members of the Audit Committee, receives periodic reports from our Chief Information Officer and Vice President, Infrastructure to assess the primary cybersecurity risks we face. Our Chief Accounting Officer reports directly to the Board of Directors on our company-wide enterprise risk management, which includes an evaluation of cyber risks and threats.

Role of management

Our Chief Information Officer, together with our Vice President, Infrastructure, is responsible for the day-to-day management of our cybersecurity risks.

We have a security incident response plan in place. We use this incident response plan as part of the process we employ to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The incident response plan is a set of coordinated procedures and tasks that our incident response team executes with the goal of ensuring timely and accurate resolution of cybersecurity incidents.

Our Chief Information Officer and our VP, Infrastructure have extensive experience in the information technology area, including cybersecurity. In particular, our Chief Information Officer has over 10 years of professional experience in the information security area, including as a result of his service as an IT VP at companies such as Prologis, and holds certifications relating to cybersecurity. Further, our VP, Infrastructure has over 15 years of professional experience in the information security area, including as a result of roles of increasing responsibility at Summit Materials and his service as a senior systems engineer at various companies.

ITEM 2.     PROPERTIES.

Properties

Our headquarters are located in a 33,191 square foot office space, which we lease in Denver, Colorado, under a lease expiring on November 30, 2033.

We mine a variety of hard rock materials including limestone, granite, quartzite and unconsolidated materials including clay, sand and gravel at our quarry operations. The aggregates produced at our quarries are utilized as general construction aggregates, bituminous asphalt pavement and ready-mix concrete. Our reserves and resources are across over 230 sites, to which we have adequate road, barge or railroad access.

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

As of December 30, 2023, we had 3.9 billion tons of proven and probable mineral reserves and 1.4 billion tons of measured and indicated mineral resources. All mineral reserves are reported as saleable tons. All mineral resources are reported as in-situ tons. In total, we owned 44 percent and leased 56 percent of total mineral reserves and resources. We do not consider any of our individual quarrying operations as material for disclosure purposes. We estimate that the useful life of our reserves serving our aggregates and cement businesses are approximately 55 years and 170 years, respectively, based on the average production rates in 2023 and 2022. We obtained technical reports covering each of our mining sites prepared by Continental Placer Inc. as of December 30, 2023. The technical reports were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Modernization Rules”). Inferred resources are defined as a mineral resource for which quantity and grade have been estimated but not yet verified. The terms defined in the table below are defined and used in accordance with the SEC Mining Modernization Rules. By segment, our estimate of proven and probable mineral reserves and measured and indicated mineral resources as of December 30, 2023 are shown in the table below:

	Hard Rock Tons				Sand and Gravel Tons
(tons in thousands)	West	East	Cement	Total	West	East	Cement	Total
Proven Reserves	149,966	1,139,891	489,200	1,779,057	892,394	170,913	—	1,063,307
Probable Reserves	174,381	599,057	10,760	784,198	239,133	37,113	—	276,246
Total Proven and Probable Mineral Reserves	324,347	1,738,948	499,960	2,563,255	1,131,526	208,026	—	1,339,552

Measured Resources	20,675	495,759	47,185	563,619	120,044	46,420	—	166,464
Indicated Resources	25,000	606,134	—	631,134	19,484	31,779	—	51,263
Total Measured and Indicated Resources	45,675	1,101,893	47,185	1,194,753	139,528	78,199	—	217,727

Inferred Resources	—	123,264	—	123,264	46,918	36,887	—	83,805

	Hard Rock Market Value (1)				Sand and Gravel Market Value (1)
($ in millions)	West	East	Cement (2)	Total	West	East	Cement (2)	Total
Proven Reserves	$1,707	$18,250	$7,059	$27,015	$12,672	$1,574	$—	$14,246
Probable Reserves	1,984	9,591	155	11,731	3,396	342	—	3,737
Total Proven and Probable Mineral Reserves	$3,691	$27,841	$7,214	$38,746	$16,068	$1,916	$—	$17,984

Measured Resources	$235	$7,937	$681	$8,853	$1,705	$428	$—	$2,132
Indicated Resources	285	9,704	—	9,989	277	293	—	569
Total Measured and Indicated Resources	$520	$17,641	$681	$18,842	$1,981	$720	$—	$2,702

Inferred Resources	$—	$1,973	$—	$1,973	$666	$340	$—	$1,006

(1)    The prices used in estimating the hard rock resources and reserves were determined by using average selling prices ranging from $11.38 to $16.01 per ton, depending on location and market. The prices used in estimating the sand and gravel resources and reserves were determined by using average selling prices ranging from $9.21 to $14.20 per ton, depending on location and market. These prices were selected by the qualified person (as identified below) and are based on our average sales prices per ton realized for the year ended December 30, 2023.
(2)    The reserves and resources presented in the Cement Segment include limestone used in cement production using an average selling price for hard rock of $14.43 per ton for the year ended December 30, 2023.

The following chart summarizes our annual production volumes by segment:

(tons in thousands)	Production Hard Rock Tons				Production Sand and Gravel Tons
Fiscal Year	West	East	Cement	Total	West	East	Cement	Total
2023	11,274	22,008	2,825	36,107	19,802	5,437	—	25,239
2022	11,504	22,572	2,946	37,022	20,954	5,676	—	26,630
2021	10,763	25,338	2,904	39,005	19,127	7,075	—	26,202

As of December 30, 2023, we operated the following production and distribution facilities:

	Quarries and Sand Deposits	Cement Plants	Cement Distribution Terminals	Fixed and portable ready-mix concrete plants	Asphalt paving mix plants
Owned	92	2	5	67	18
Leased	132	—	4	25	12
Partially owned and leased	13	—	—	—	—
Total	237	2	9	92	30

The following chart summarizes our production and distribution facilities by state as of December 30, 2023:

State	Sand & Gravel	Hard Rock	Cement	Ready-mix Concrete	Asphalt Plant	Landfill	Other*
Arizona	5	—	—	5	—	—	—
Arkansas	1	—	—	—	2	—	—
Colorado	23	1	—	8	6	1	3
Florida	—	1	—	—	—	—	—
Georgia	1	4	—	—	—	—	—
Idaho	6	—	—	3	1	—	3
Iowa	—	1	2	—	—	—	1
Kansas	7	47	—	16	—	8	11
Louisiana	—	—	3	—	—	—	—
Minnesota	—	—	2	—	—	—	—
Missouri	2	54	2	6	—	—	7
Nebraska	—	1	—	—	—	—	—
North Carolina	5	—	—	—	—	—	1
Oklahoma	5	1	—	12	—	—	3
South Carolina	14	2	—	—	—	—	—
Tennessee	—	—	1	—	—	—	—
Texas	17	2	—	23	8	—	15
Utah	20	2	—	19	5	—	5
Virginia	—	9	—	—	5	—	5
Wisconsin	—	—	1	—	—	—	—
Wyoming	1	—	—	—	2	—	2
Total US	107	125	11	92	29	9	56
British Columbia, Canada	2	3	—	—	1	3	6
Total	109	128	11	92	30	12	62
______________________
*Other primarily consists of office space.

Internal Controls Disclosure

The analysis of our reserves and resources has been developed by our personnel in collaboration with Continental Placer Inc. (“CPI”), designated as our “qualified person.” Our management teams periodically review our reserves by performing sub-surface exploration as part of our mine planning process. Further, we also review and update our mineral resources and reserves as operations progress through our reserves, and as mining permits are submitted for updates and approvals. The modeling and analysis of the Company’s reserves and resources has been developed by Company mine personnel and reviewed by several levels of internal management, including CPI. The development of such reserves and resources estimates, including related assumptions, was a collaborative effort between CPI and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in reserve and resource analysis and modeling.

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

Anne P. Noonan, 60, President and Chief Executive Officer and Director. Ms. Noonan joined the Company in September 2020. Prior to joining the Company, Ms. Noonan served as president and chief executive officer and as a director of OMNOVA Solutions Inc. (“OMNOVA”), a global provider of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses, with manufacturing, technical, and other facilities located in North America, Europe, China, and Thailand, from December 2016 until April 1, 2020 when OMNOVA was acquired by Synthomer plc. Before being appointed President and Chief Executive Officer, Ms. Noonan served as OMNOVA’s President, Performance Chemicals, from 2014 until December 2016. Ms. Noonan previously held several positions of increasing responsibility with Chemtura Corporation, a global specialty chemicals company, from 1987 through 2014, including most recently as senior vice president and president of Chemtura’s Industrial Engineered Products business and Corporate Development function. Ms. Noonan serves on the board of CF Industries Holdings, Inc., a global leader in nitrogen fertilizer manufacturing and distribution.

C. Scott Anderson, 57, Executive Vice President and Chief Financial Officer. Mr. Anderson has over a decade of experience at Summit Materials. He has served in various roles of increasing responsibility with the Company, previously as the Company’s Central Region President, a position he had held since 2020. Prior to that, he served as the Kansas Region President and Operating Company President of Hamm, Inc. (wholly-owned subsidiary) and as a CFO for the Central Region. Mr. Anderson holds a bachelor’s degree in accounting and, as a CPA, is a member of the American Institute of Certified Public Accountants with experience as a public accounting audit partner before joining Hamm, Inc. in 2000. Additionally, Mr. Anderson has served as a senate-confirmed board member of multiple state-level economic development organizations from 2017 to 2021, as well as a board member of the industry leading Kansas Contractors Association from 2016 to 2022, holding the position of board president of the association in 2022.

Karli S. Anderson, 50, Executive Vice President, Chief People and ESG Officer and Head of Communications. Ms. Anderson joined the Company in 2019 and has served in various roles of increasing responsibility, most recently as the Executive Vice President, Chief Environmental, Social & Governance Officer and Head of Investor Relations after having served as Vice President at Royal Gold, Inc., a precious metals stream and royalty company from 2013 to 2018. Prior to that, Ms. Anderson served in senior investor relations roles at Newmont Mining Corporation and Coeur Mining, and was the Chair of the Board of the Denver Gold Group for six years. Ms. Anderson currently serves on the Board of Westwater Resources where she is the chair of the Compensation Committee and a member of the Audit and Environmental, Health and Safety committees. Ms. Anderson received her Master of Business Administration in finance from the Wharton School at the University of Pennsylvania and her Bachelor of Science from Ohio University. Ms. Anderson is also a National Association of Corporate Directors fellow.

Charles DePriest, 51, Executive Vice President, East Segment Construction Materials. Mr. DePriest joined the Company in 2017 and has served in various roles of increasing responsibility, most recently as Central Region President. Prior to joining the Company, Mr. DePriest founded Georgia Stone Products in 2016, a construction materials producer in Georgia, which was acquired by the Company in 2017.

Brian D. Frantz, 61, Senior Vice President, Chief Accounting Officer and Treasurer. Mr. Frantz joined the Company in 2017 and has served in various roles of increasing responsibility, including Chief Accounting Officer. Prior to joining the Company, Mr. Frantz held roles of increasing responsibility at Intrepid Potash, Inc., including Chief Accounting Officer and interim Chief Financial Officer.

Chris B. Gaskill, 42, Executive Vice President, Chief Legal Officer and Secretary. Mr. Gaskill joined the Company in 2015 and has served in various roles of increasing responsibility, most recently as the Senior Vice President, Deputy General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Gaskill served in senior legal roles at The Western Union Company and Cardinal Health, Inc. Mr. Gaskill began his career at Simpson Thacher & Bartlett, LLP in New York, NY. Mr. Gaskill has a Bachelor of Arts in Government and Legal Studies from Bowdoin College and received his Juris Doctor from the University of Virginia School of Law. He currently serves as the Chair of the Board of Governors of Colorado Goodwill, one of the state’s largest 501(c)(3) organizations.

Kekin M. Ghelani, 50, Chief Strategy and Growth Officer. Mr. Ghelani joined the Company as Chief Strategy and Growth Officer in May 2022 after serving as Vice President of Strategy, Growth and Ventures of the Water & Protection business unit of DuPont de Nemours, Inc. from 2019 to 2022. From 2013 to 2019, Mr. Ghelani held roles of increasing responsibility at Celanese Corporation, a global chemical and specialty materials company. He has also held senior positions at McKesson Corporation and Honeywell International. Mr. Ghelani received his Master of Business Administration from Emory University and his Bachelor of Science in Mechanical Engineering from the University of South Alabama.

Jason Kilgore, 49, Executive Vice President, West Segment Construction Materials. Mr. Kilgore joined the Company in 2010 and has served in various roles of increasing responsibility, most recently as West Region President. Prior to joining the Company, Mr. Kilgore founded Kilgore Paving in 2000, a full-service asphalt paving business with a focus on aggregates and construction, which was acquired by the Company in 2010.

David Loomes, 59, Executive Vice President, Cement. Mr. Loomes joined in the Company in 2020 and has served in various roles of increasing responsibility, most recently as Cement President. From 2017 to 2020, Mr. Loomes roles of increasing responsibility at Suffolk Construction. He has also held various roles of increasing responsibility at Holcim and LafargeHolcim.

Marshall D Moore, 59, Executive Vice President, Chief Operations Officer. Mr. Moore joined the company in 2024. From 2015 through 2023, Mr. Moore served as Chief Technology Officer at OMNOVA Solutions. Mr. Moore has also served in various roles of increasing responsibility at Synthomer plc.

PART II

ITEM  5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Summit Inc.’s Class A common stock began publicly trading on the NYSE under the symbol “SUM” on March 11, 2015. Prior to that time, there was no public market for our Class A common stock. Our Class B common stock is not publicly traded. As of February 12, 2024, there were seven holders of record of our Class A common stock, 30 holders of record of our Class B common stock and one holder of record of our preferred stock.

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

If Summit Inc. uses future excess tax distributions to purchase additional LP Units, in order to maintain the relationship between the shares of Class A common stock and the LP Units, our board of directors may continue to declare stock dividends on the Class A common stock.

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

Issuer Purchases of Equity Securities

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. As of December 30, 2023, approximately $149.0 million remained available for share repurchases under the share repurchase program. The repurchase program does not obligate the Company to acquire any specific dollar amount of Class A common stock and may be suspended or discontinued at any time.

During the quarter ended December 30, 2023, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 30, 2023.

ITEM  6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” and any factors discussed in the sections entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Selected Historical Consolidated Financial Data,” our audited consolidated annual financial statements and the related notes thereto and other information included in this report. A discussion and analysis of our results of operations and changes in financial condition for fiscal 2022 compared to 2021 may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 16, 2023, which discussion is incorporated herein by reference.

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

We are organized into nine reporting units that make up our three distinct operating segments—West, East and Cement. As of December 30, 2023, we operate in 21 U.S. states and in British Columbia, Canada and currently have assets in 21 U.S. states and British Columbia, Canada. The map below illustrates our geographic footprint:

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act (IIJA) was signed into law on November 15, 2021. The IIJA provides $1.2 trillion in funding over five years from 2022 through 2026, which includes $347.8 billion for highways, and $91.2 billion for transit.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our four largest states by revenue, Texas, Utah, Missouri and Kansas, represented approximately 26%, 14%, 10% and 8%, respectively, of our total revenue in 2023. The following is a summary of key funding initiatives in those states:

•The Texas Department of Transportation (“TXDOT”) fiscal year 2024-2025 biennial state budget bill was signed by the Governor of Texas on June 18, 2023. The TXDOT budget for fiscal year 2024 totals $18.54 billion, a 24% increase over fiscal year 2023 of $14.96 billion. Since the biennial budget for fiscal year 2023 was determined in 2021, prior to passage of the IIJA, the new bill is the first biennial state budget to incorporate increased federal funding under the IIJA.

•Total original transportation appropriation for the state of Utah in fiscal year 2024 is approximately $3.02 billion, 12% increase over fiscal year 2023 original transportation appropriations.

•Kansas Legislative Research Department report which details the legislatively approved budget for the Kansas Department of Transportation totals $2.16 billion for fiscal year 2024, a 5% increase over fiscal year 2023.

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

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready-mix concrete and asphalt paving mix production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalator provisions in most of our private and commercial contracts limit our exposure to price fluctuations in this commodity. We often obtain similar escalators on public infrastructure contracts. In addition, as we seek to manage our risk to increasing energy prices, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

Combination with Argos North America Corp.

In January 2024, Summit completed a merger with Argos North America Corporation ("Argos USA"), Cementos Argos S.A., Argos SEM LLC and Valle Cement Investments, Inc., pursuant to which Summit acquired all of the outstanding equity interests (the "Transaction") of Argos USA from the Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.2 billion of cash, the issuance of 54,720,000 shares of our Class A common stock and one preferred share in a transaction valued at approximately $3.2 billion. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement contains customary representations and warranties, covenants and agreements, including entry into a stockholder agreement. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility.

The Argos USA assets include four integrated cement plants, two grinding facilities, 140 ready-mix concrete plants, eight ports and 10 inland terminals across the East and Gulf Coast regions, with a total installed cement grinding capacity of 9.6 million tons per annum and a total import capacity of 5.4 million tons of cement per annum. The import facilities allow the importing of cement from other countries, including a minimum quantity from a cement plant in Cartagena, Colombia, owned by Cementos Argos S.A., as stipulated under a cement supply agreement entered into upon closing the Transaction. The Argos USA assets included 1.2 billion tons of reserves and resources in four quarries.

For the year ended December 31, 2023, Argos USA sold approximately 6.7 million tons of cement and 5.2 million yards of ready-mix concrete, recognizing approximately $1.7 billion of revenue.

Financial Highlights— Year ended December 30, 2023

The principal factors in evaluating our financial condition and operating results for the year ended December 30, 2023 are:

•Net revenue increased 9.9% or $220.7 million in 2023 as compared to 2022, primarily resulting from increases in average sales prices and our acquisition program, which more than offset reduced volumes due to divestitures completed in 2022.
•Our operating income increased 15.5% or $41.6 million in 2023 as compared to 2022, as our increases in revenue exceeded inflationary impacts on our cost of revenue. We incurred $25.6 million of transaction and integration costs related to our agreement to combine with Argos USA, which reduced our operating income.
•Average sales price increased 14.6%, 13.2%, 11.2% and 15.6% in aggregates, cement, ready-mix concrete and asphalt, respectively.
•Sales volume decreased 1.9%, 6.8% and 2.7% in aggregates, cement and ready-mix concrete, respectively, and asphalt volumes remained flat.
•In December 2023, we issued $800.0 million of 7.250% senior notes due 2031 (the “2031 Notes”). The proceeds from the 2031 Notes were used, together with term loan borrowings, to finance the Argos USA acquisition.
•In 2023, we closed on three acquisitions in the West segment, including one in the Phoenix, Arizona market, and one in the East segment, for a total of $239.5 million using existing cash balances.
•In 2023, we divested two businesses in the West segment, resulting in cash proceeds of $65.6 million and a total gain on disposition of $15.0 million.
•In the second half of 2023, we paid $132.4 million to reacquire certain TRA interests, and recorded a tax receivable agreement benefit of $162.2 million as the cash paid to acquire the interests was less than the carrying value of the TRA liability, inclusive of annual adjustments to the TRA liability.

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

Revenue derived from the sale of construction materials is recognized when control transfers to unaffiliated customers. Typically this occurs when products are shipped. Product revenue generally includes sales of aggregates, cement and related downstream products and other materials to customers, net of discounts or allowances and taxes, if any.

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

Transaction and Integration Expenses

Transaction and integration expenses typically include finders fees, legal, accounting and other professional costs. Integration expenses represent costs incurred to combine the company and its acquired businesses. Integration expenses typically include strategic consulting services, facility consolidations, one time employee related costs such as retention and severance costs, costs of integrating information system infrastructure, enterprise planning systems, processes, and other non-recurring integration related costs. Costs incurred related to the revision or issuance of new debt to finance the transactions are recorded as deferred financing costs. Transaction and integration costs are combined and presented on one line item in the consolidated statements of operations.

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

Results of Operations

The following discussion of our results of operations is focused on the key financial measures we use to evaluate the performance of our business from both a consolidated and operating segment perspective. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (i.e., type of product sales or service revenue). We focus on operating margin, which we define as operating income as a percentage of net revenue, as a key metric when assessing the performance of the business, as analyzing changes in costs in relation to changes in revenue provides more meaningful insight into the results of operations than examining costs in isolation.

Operating income (loss) reflects our profit from operations after taking into consideration cost of revenue, general and administrative expenses, depreciation, depletion, amortization and accretion and gain on sale of property, plant and equipment. Cost of revenue generally increases ratably with revenue, as labor, transportation costs and subcontractor costs are recorded in cost of revenue. General and administrative expenses as a percentage of revenue vary throughout the year due to the seasonality of our business, and may also be impacted by acquisition and divestiture activities, depending on the size of the business acquired or divested. During 2023, our general and administrative expenses were not materially impacted by our acquisition or divestiture activity.

The table below includes revenue and operating income by segment for the periods indicated. Operating income (loss) by segment is computed as earnings before interest, loss on debt financings, tax receivable agreement expense, gain on sale of business, other income / expense and taxes.

	Year ended
	December 30, 2023		December 31, 2022		January 1, 2022
		Operating		Operating		Operating
(in thousands)	Revenue	income (loss)	Revenue	income (loss)	Revenue	income (loss)
West	$1,586,611	$217,800	$1,390,307	$181,837	$1,262,061	$171,164
East	650,207	86,640	664,479	64,567	849,374	90,403
Cement	382,650	104,898	357,736	89,155	298,234	66,131
Corporate (1)	—	(98,708)	—	(66,512)	—	(74,633)
Total	$2,619,468	$310,630	$2,412,522	$269,047	$2,409,669	$253,065
______________________
(1)    Corporate results primarily consist of compensation and office expenses for employees included in the Company's headquarters.

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the periods indicated:

	2023	2022	2021
($ in thousands)
Net revenue	$2,442,736	$2,222,084	$2,232,696
Delivery and subcontract revenue	176,732	190,438	176,973
Total revenue	2,619,468	2,412,522	2,409,669
Cost of revenue (excluding items shown separately below)	1,862,408	1,763,177	1,736,410
General and administrative expenses	210,357	186,860	193,476
Depreciation, depletion, amortization and accretion	217,550	200,450	229,366
Transaction and integration costs	26,813	3,358	3,252
Gain on sale of property, plant and equipment	(8,290)	(10,370)	(5,900)
Operating income	310,630	269,047	253,065
Interest expense	114,155	86,969	92,240
Loss on debt financings	493	1,737	6,016
Tax receivable agreement (benefit) expense	(162,182)	1,566	(6,779)
(Gain) loss on sale of businesses	(14,966)	(172,389)	(20,011)
Other income, net	(21,334)	(10,324)	(17,038)
Income from operations before taxes	394,464	361,488	198,637
Income tax expense	104,838	85,545	44,356
Net income	$289,626	$275,943	$154,281

Fiscal Year 2023 Compared to 2022

($ in thousands)	2023	2022	Variance
Net revenue	$2,442,736	$2,222,084	$220,652	9.9%
Operating income	310,630	269,047	41,583	15.5%
Operating margin percentage	12.7%	12.1%
Adjusted EBITDA (1)	$578,010	$491,476	$86,534	17.6%
Adjusted EBITDA Margin (1)	23.7%	22.1%
______________________
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See “Non-GAAP Performance Measures” below for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue increased $220.7 million in the year ended December 30, 2023, primarily resulting from increases in our average sales prices and our acquisition program, which more than offset a $73.5 million decrease in net revenues due to divestitures. Of the increase in net revenue, $102.8 million was from increased sales of materials, $101.3 million from increased sales of products and $16.5 million from increased service revenue. We generated organic volume growth of 10.1% in asphalt, offset by a decrease of 3.1%, 6.8% and 12.2% in aggregates, cement and ready-mix concrete, respectively, during 2023 over the prior year period. We had organic price growth in our aggregates, cement, ready-mix and asphalt lines of business of 14.2%, 13.2%, 10.7% and 13.9%, respectively, during 2023.

Operating income increased by $41.6 million in 2023 as compared to 2022, as increases in revenue exceeded inflationary impacts on our cost of revenue and more than offset higher general and administrative expenses resulting from adjustments to estimates of health care and short term incentive amounts and $25.6 million of transaction and integration costs related to our combination with Argos USA.

For the year ended December 30, 2023, our operating margin percentage increased to 12.7% from 12.1% and adjusted EBITDA margin, as defined below, increased to 23.7% from 22.1% in 2023 as compared to 2022, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

($ in thousands)	2023	2022	Variance
Revenue by product*:
Aggregates	$807,473	$718,492	$88,981	12.4%
Cement	359,965	341,082	18,883	5.5%
Ready-mix concrete	745,107	688,185	56,922	8.3%
Asphalt	312,742	274,805	37,937	13.8%
Paving and related services	531,490	500,032	31,458	6.3%
Other	(137,309)	(110,074)	(27,235)	(24.7)%
Total revenue	$2,619,468	$2,412,522	$206,946	8.6%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the years ended December 30, 2023 and December 31, 2022 were as follows:

	2023		2022
	Volume (1)		Volume (1)		Percentage Change in
	(in thousands)	Pricing (2)	(in thousands)	Pricing (2)	Volume	Pricing
Aggregates	58,406	$13.83	59,525	$12.07	(1.9)%	14.6%
Cement	2,362	152.42	2,533	134.66	(6.8)%	13.2%
Ready-mix concrete	4,909	151.79	5,043	136.47	(2.7)%	11.2%
Asphalt	3,725	83.97	3,724	72.65	—%	15.6%
______________________
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $89.0 million in the year ended December 30, 2023. Aggregate average sales prices of $13.83 per ton increased 14.6% in 2023 as compared to 2022, primarily due to pricing actions designed to more than offset recent inflationary conditions. We continue to focus on pricing to what local market conditions will allow. Organic aggregate volumes decreased 3.1% in 2023 as compared to 2022, primarily due to residential demand conditions, as well as unfavorable weather in certain geographies as noted below.

Revenue from cement increased $18.9 million in the year ended December 30, 2023. In 2023, organic cement volumes decreased 6.8% and organic cement average sales prices increased 13.2%, as compared to 2022.

Revenue from ready-mix concrete increased $56.9 million in the year ended December 30, 2023. In 2023, our ready-mix volumes decreased 2.7% and our average sales prices increased 11.2%. The volume decrease in 2023 occurred primarily in our South Texas market due to moderating demand in our residential markets, while our price increases occurred across all of our major markets.

Revenue from asphalt increased $37.9 million in the year ended December 30, 2023, primarily due to price increases. In 2023, organic pricing increased 13.9% and while volumes remained flat, organic volumes increased by 10.1%, with pricing and volume gains in our North Texas and Intermountain West geographies, as compared to 2022.

Other Financial Information

Transaction and Integration Costs

Our transaction and integration costs were $26.8 million and $3.4 million for the years ended December 30, 2023 and December 31, 2022, respectively. In 2023, $25.6 million of the transaction costs were related to our acquisition and integration costs associated with the agreement to combine with Argos USA, which closed in January 2024.

Interest expense

Our interest expense was $114.2 million and $87.0 million for the years ended December 30, 2023 and December 31, 2022, respectively, as rising interest rates led to higher interest expense in 2023. Additionally, in December 2023, we issued $800.0 million of 7.250% senior notes due in January 2031.

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

Gain on Sale of Businesses

We continue to make progress on our strategy to divest certain businesses through portfolio optimization. In 2023, we sold two businesses in the West segment, resulting in cash proceeds of $65.6 million and a net gain on disposition of businesses of $15.0 million. In 2022, we sold three businesses in the East segment, resulting in cash proceeds of $373.1 million and a net gain on disposition of businesses of $172.4 million.

Tax Receivable Agreement (Benefit) Expense

Our TRA (benefit) expense for the years ended December 30, 2023 and December 31, 2022 was $(162.2) million and $1.6 million, respectively. In the second half of 2023, we acquired certain interests in our TRA agreement for $132.4 million, and recognized a benefit of $157.5 million reflecting the difference between the carrying value of the related TRA liability and the cash payment made to acquire the interests. Further, each year, we update our estimate as to when TRA payments will be made. When payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under Internal Revenue Service ("IRS") regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of updated state income tax rate, and the timing of expected utilization of attributes noted above, we adjusted our TRA liability by approximately $4.7 million.

Income Tax Expense

Our income tax expense for the years ended December 30, 2023 and December 31, 2022 was $104.8 million and $85.5 million, respectively.. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) the non-taxability of the tax receivable agreement benefit (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) basis differences in assets divested, (4) state taxes, (5) the minority interest in the Summit Holdings partnership that is allocated outside of the Company and (6) various other items such as limitations on meals and entertainment, certain stock compensation and other costs.

As of December 30, 2023 and December 31, 2022, Summit Inc. had a valuation allowance of $1.1 million and $1.1 million against our deferred tax assets, respectively.

Segment Results of Operations

West Segment

($ in thousands)	2023	2022	Variance
Net revenue	$1,472,871	$1,272,041	$200,830	15.8%
Operating income	217,800	181,837	35,963	19.8%
Operating margin percentage	14.8%	14.3%
Adjusted EBITDA (1)	$331,136	$280,557	$50,579	18.0%
Adjusted EBITDA Margin (1)	22.5%	22.1%
______________________
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See “Non-GAAP Performance Measures” below for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $200.8 million in the year ended December 30, 2023, due to net revenue increases across all lines of business and from the impact of acquisitions of $107.7 million. Organic aggregate volumes decreased 8.3% in 2023 as compared to 2022, while organic aggregates average sales prices increased 16.2%, as price increases were implemented across all geographies to help offset inflationary factors. Organic ready-mix concrete volumes decreased 12.9% and our organic ready-mix concrete average sales prices increased 10.8%. Higher mortgage interest rates are negatively impacting residential demand and, by extension limiting residential construction activity. These conditions are affecting, to varying degrees, our two largest markets, Houston and Salt Lake City.

The West segment’s operating income increased $36.0 million and Adjusted EBITDA increased $50.6 million in the year ended December 30, 2023. The increases in operating income and Adjusted EBITDA in 2023 occurred primarily due to increases in average sales prices for aggregates and ready-mix concrete. The operating margin percentage in the West segment increased slightly in 2023 as compared to 2022, due to increases in our average sales prices which exceeded our costs of revenue.

Gross revenue by product/service was as follows:

($ in thousands)	2023	2022	Variance
Revenue by product*:
Aggregates	$399,323	$360,531	$38,792	10.8%
Ready-mix concrete	659,133	592,306	66,827	11.3%
Asphalt	286,267	213,617	72,650	34.0%
Paving and related services	478,628	388,280	90,348	23.3%
Other	(236,740)	(164,427)	(72,313)	(44.0)%
Total revenue	$1,586,611	$1,390,307	$196,304	14.1%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing comparing 2023 to 2022 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	(5.0)%	16.7%
Ready-mix concrete	0.2%	11.0%
Asphalt	17.4%	14.2%

Revenue from aggregates in the West segment increased $38.8 million in 2023 over 2022, due to an increase in aggregates sales pricing and approximately $14.0 million came from acquisitions. Aggregates pricing in 2023 increased 16.7% when compared to 2022, as we implemented price increases in all our markets. Aggregates volumes decreased 5.0% in 2023, primarily due to decreases in our British Columbia and South Texas markets.

Revenue from ready-mix concrete in the West segment increased $66.8 million in 2023 over 2022, of which approximately $86.2 million came from acquisitions. For the year ended December 30, 2023, organic ready-mix concrete prices increased 10.8%, as price increases were implemented to help offset inflationary factors. For the year ended December 30, 2023, our ready-mix concrete organic volumes decreased 12.9% due to reduced residential demand.

Revenue from asphalt in the West segment increased $72.7 million in 2023, as asphalt volumes increased 17.4% and asphalt pricing increased 14.2%. The volume increase was primarily due to growth in our North Texas, Intermountain West and British Columbia markets. Revenue for paving and related services in the West segment increased by $90.3 million in 2023, primarily due to increased demand.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 30, 2023 was approximately $20.5 million and $157.8 million, respectively.

East Segment

($ in thousands)	2023	2022	Variance
Net revenue	$587,215	$592,307	$(5,092)	(0.9)%
Operating income	86,640	64,567	22,073	34.2%
Operating margin percentage	14.8%	10.9%
Adjusted EBITDA (1)	$150,609	$129,203	$21,406	16.6%
Adjusted EBITDA Margin (1)	25.6%	21.8%
______________________
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See “Non-GAAP Performance Measures” below for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the East segment decreased $5.1 million in 2023 over 2022, primarily due to a $74.2 million decrease from divestitures which occurred during 2022. Increases in average selling prices in all of our markets was offset by the volume declines from our divestiture program.

Operating income in the East segment increased $22.1 million, as increases in average sales prices exceeded inflationary increases in our cost of revenue. Adjusted EBITDA increased $21.4 million in 2023 over 2022, which more than overcame the negative impact to Adjusted EBITDA from divestitures of $3.1 million. Operating margin percentage in 2023 increased to 14.8% from 10.9% in 2022, and adjusted EBITDA margin in 2023 increased to 25.6% from 21.8% in 2022, due to the items noted above.

Gross revenue by product/service was as follows:

($ in thousands)	2023	2022	Variance
Revenue by product*:
Aggregates	$408,150	$357,961	$50,189	14.0%
Ready-mix concrete	85,974	95,879	(9,905)	(10.3)%
Asphalt	26,475	61,188	(34,713)	(56.7)%
Paving and related services	52,862	111,752	(58,890)	(52.7)%
Other	76,746	37,699	39,047	103.6%
Total revenue	$650,207	$664,479	$(14,272)	(2.1)%
______________________
*        Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in 2023 as compared to 2022 were as follows:

	Percentage Change in
	Volume	Pricing
Aggregates	1.8%	12.0%
Ready-mix concrete	(18.9)%	10.5%
Asphalt	(59.7)%	15.1%

Revenue from aggregates in the East segment increased $50.2 million in the year ended December 30, 2023. Aggregate volumes in 2023 increased 1.8%, and excluding the impact of the divestitures in 2023, aggregate volumes increased 5.7%. The volume increase in aggregates occurred primarily in our Virginia market. Aggregates pricing increased 12.0% in 2023 due to increases in all of our markets.

Revenue from ready-mix concrete in the East segment decreased $9.9 million in 2023, as our organic ready-mix concrete volumes decreased 8.2% primarily due to our divestiture program. In 2023, organic ready-mix average sales prices increased 10.9% due to pricing gains in all of our markets.

Revenue from asphalt decreased $34.7 million in 2023, primarily due to divestitures. Asphalt pricing increased 15.1% in 2023, due to increases in liquid asphalt. Paving and related service revenue decreased $58.9 million in 2023, primarily due to our divestitures noted above.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue for the year ended December 30, 2023 was approximately $(15.8) million and $21.4 million, respectively.

Cement Segment

($ in thousands)	2023	2022	Variance
Net revenue	$382,650	$357,736	$24,914	7.0%
Operating income	104,898	89,155	15,743	17.7%
Operating margin percentage	27.4%	24.9%
Adjusted EBITDA (1)	$144,040	$125,582	$18,458	14.7%
Adjusted EBITDA Margin (1)	37.6%	35.1%
______________________
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See “Non-GAAP Performance Measures” below for the definitions of Adjusted EBITDA and Adjusted EBITDA Margin and for a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $24.9 million in 2023 over 2022, primarily due to increased organic average selling prices of 13.2%, which were partially offset by decreased organic cement volumes of 6.8%.

The Cement segment’s operating income increased $15.7 million and Adjusted EBITDA increased $18.5 million in 2023. Operating margin percentage for the year ended December 30, 2023 increased to 27.4% from 24.9% in the prior year. Adjusted EBITDA margin percentage for the year ended December 30, 2023 increased to 37.6% from 35.1% in the prior year. The increases noted above benefited from higher average sales prices that exceeded inflationary pressures and increased product mix of internally produced cement over imported.

Gross revenue by product was as follows:

($ in thousands)	2023	2022	Variance
Revenue by product*:
Cement	$359,965	$341,082	$18,883	5.5%
Other	22,685	16,654	6,031	36.2%
Total revenue	$382,650	$357,736	$24,914	7.0%
______________________
*        Revenue from waste processing and the elimination of intracompany transactions are included in Other.

The Cement segment’s percent changes in sales volumes and pricing in 2023 from 2022 were as follows:

	Percentage Change in
	Volume	Pricing
Cement	(6.8)%	13.2%

Revenue from cement increased $18.9 million in 2023, due to increased pricing of 13.2%, which more than offset decreased volumes of 6.8%. The volume decrease was primarily due to a large non-recurring project from 2022, deferred paving projects in our northern markets due to wet weather, and an overall moderate decline in market demand.

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

As of December 30, 2023, we had $374.2 million in cash and cash equivalents and $609.2 million of working capital as compared to $520.5 million and $762.5 million, respectively, at December 31, 2022. Working capital is calculated as current assets, except for restricted cash, less current liabilities. There was a restricted cash balance of $800 million related to the 2031 Notes, noted below, as of December 30, 2023, and no restricted cash balance as of December 31, 2022.

Our remaining borrowing capacity on our $395.0 million senior secured revolving credit facility as of December 30, 2023 was $374.1 million, which is net of $20.9 million of outstanding letters of credit, and is fully available to us within the terms and covenant requirements of our credit agreement. In January 2024, we amended our senior secured revolving credit facility, increasing the total availability to $625.0 million.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. During the first nine months of 2022, we repurchased 3.4 million shares of Class A common stock for $101.0 million. As of December 30, 2023, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

Our acquisition strategy has at times required us to raise capital through equity issuances or debt financings. As of December 30, 2023 and December 31, 2022, our long-term borrowings totaled $2.3 billion and $1.5 billion, for which we incurred $101.8 million and $77.0 million of interest expense, respectively. Our senior secured revolving facility has been adequate to fund our seasonal working capital needs and certain acquisitions. We had no outstanding borrowings on the senior secured revolving credit facility as of December 30, 2023.

For details regarding certain other material cash requirements from known contractual and other obligations see “—Contractual Obligations” below.

During 2023, we also received $65.6 million in proceeds from divestitures as part of our Elevate Summit strategy. Management will continue to optimize the portfolio, which could include future divestitures.

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

As market conditions warrant, we may, from time to time, seek to purchase our outstanding debt securities or loans, including Senior Notes and borrowings under our senior secured credit facilities. Such transactions could be privately negotiated, open market transactions, tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

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

For the years ended December 30, 2023 and December 31, 2022, our Consolidated First Lien Net Leverage Ratio was 0.29 to 1.00 and 0.01 to 1.00, respectively, based on consolidated first lien net debt of $167.2 million and $3.2 million as of December 30, 2023 and December 31, 2022, respectively, divided by Further Adjusted EBITDA of $581.6 million and $493.0 million for the years ended December 30, 2023 and December 31, 2022, respectively. As of December 30, 2023 and December 31, 2022, we were in compliance with all debt covenants.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Further Adjusted EBITDA for the periods indicated. Adjusted EBITDA and Further Adjusted EBITDA are not U.S. GAAP measures and should not be considered in isolation, or as a substitute for our results as reported under U.S. GAAP.

($ in thousands)	2023	2022	2021
Net income	$289,626	$275,943	$154,281
Interest expense	114,155	86,969	92,240
Income tax expense (benefit)	104,838	85,545	44,356
Depreciation, depletion, and amortization	214,418	197,837	226,442
EBITDA	$723,037	$646,294	$517,319
Accretion	3,132	2,613	2,924
Loss on debt financings	493	1,737	6,016
Tax receivable agreement (benefit) expense	(162,182)	1,566	(6,779)
Gain on sale of business	(14,966)	(172,389)	(20,011)
Non-cash compensation(a)	20,326	18,347	19,705
Argos USA acquisition and integration costs(b)	25,591	—	—
Other(c)	(17,421)	(6,692)	908
Adjusted EBITDA	$578,010	$491,476	$520,082
Transaction costs(d)	1,222	3,358	3,252
EBITDA for certain acquisitions, net of divestitures(e)	2,345	(1,827)	(2,992)
Further Adjusted EBITDA	$581,577	$493,007	$520,342
______________________
(a)Represents non-cash equity-based compensation granted to employees.
(b)The adjustment for acquisition and integration costs related to the agreement to combine with Argos USA is comprised of banking fees, advisory, legal and professional fees incurred relating to our agreement to combine with Argos USA.
(c)Consists primarily of interest income earned on cash balances. Includes the net (gain) loss recognized on assets identified for disposal, non-recurring or one time income and expense items that were incurred outside normal operating activities such as integration costs, unrealized currency gains and losses and interest, tax, depreciation on unconsolidated joint ventures and fair value adjustments to contingent consideration obligations that originated with various acquisitions.
(d)Represents the non-Argos USA transaction expenses associated with closed and probable acquisitions and divestitures, consisting primarily of accounting, legal, valuation and financial advisory fees.
(e)Under the terms of our credit facilities, we include EBITDA from our acquisitions, net of dispositions, in each fiscal year for periods prior to acquisition. We believe this provides our lenders with a more meaningful view of our EBITDA across all periods by making the information more comparable.

At December 30, 2023 and December 31, 2022, $2.3 billion and $1.5 billion of total debt was outstanding under our respective debt agreements, respectively. During 2022, we repaid $95.6 million of our term loan under provisions related to the divestitures of businesses. Summit LLC’s senior secured credit facilities provide for term loans in an aggregate amount of $504.5 million and revolving credit commitments in an aggregate amount of $395.0 million (the “Senior Secured Credit Facilities”). Summit LLC’s domestic wholly-owned subsidiary companies are named as guarantors of the Senior Notes and the Senior Secured Credit Facilities. Certain other partially-owned subsidiaries, and the wholly-owned Canadian subsidiary, Mainland, do not guarantee the Senior Notes or Senior Secured Credit Facilities. Summit LLC has pledged substantially all of its assets as collateral (other than real property and other customary exceptions) for the Senior Secured Credit Facilities.

Senior Notes

In December 2023, Summit LLC and Summit Finance (together, the “Issuers”) issued $800 million in aggregate principal amount of 7.25% senior notes due January 15, 2031 (“2031 Notes”). The 2031 Notes were issued at 100.0% of their par value. Interest on the 2031 Notes is payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2024. The gross proceeds of the 2031 Notes were held in escrow as of December 30, 2023 as the proceeds were restricted to use for the Argos USA cash consideration. In January 2024, the cash proceeds were released at closing of the Argos USA transaction.

On September 27, 2021, the Issuers redeemed all $300.0 million in aggregate principal amount of their 5.125% senior notes due June 1, 2025 (“2025 Notes”) using existing cash on hand at a price equal to par plus an applicable premium and the indenture under which the 2025 Notes were issued was satisfied and discharged. As a result of the redemption, charges of $6.0 million were recognized in the quarter ended October 2, 2021, which included charges of $3.9 million for the applicable redemption premium and $2.1 million for the write-off of the deferred financing fees.

Senior Secured Credit Facilities

On January 12, 2024, Summit Materials, LLC entered into Amendment No. 7 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things, (a) increased the total aggregate commitments under the Revolving Credit Facility from $395.0 million to $625.0 million and (b) reduced the applicable margin of the Revolving Credit Facility (with no leverage-based step downs) to (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero (and no credit spread adjustment), (c) refinanced the $504.5 million of our existing senior secured term loans and increased the amount of term loans by an additional $505.5 million for a total aggregate principal amount of $1,010 million with a maturity date of January 10, 2029 and (d) reduced the applicable margin with respect to our existing term loans and which is applicable to our Term Loan Facility to (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero (and no credit spread adjustment).

On January 10, 2023, Summit Materials, LLC entered into Amendment No. 6 to the Credit Agreement, which among other things, increased the maximum amount available under the Revolving Credit Facility to $395.0 million and extended the maturity date to January 10, 2028.

On December 14, 2022, Summit Materials, LLC entered into Amendment No. 5 to the Credit Agreement, which among other things, (a) refinanced the existing $509.6 million of existing term loans with new term loans under the Term Loan Facility and (b) extended the maturity date to December 14, 2027.

There were no outstanding borrowings under the Revolving Credit Facility as of December 30, 2023 or December 31, 2022. As of December 30, 2023, we had remaining borrowing capacity of $374.1 million under the Revolving Credit Facility, which is net of $20.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 30, 2023 and December 31, 2022, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, with the exception of real property and subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.
Cash Flows

The following table summarizes our net cash provided by and used for operating, investing and financing activities and our capital expenditures for the periods indicated:

	Summit Inc.		Summit LLC
($ in thousands)	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities	$438,860	$284,098	$438,940	$283,553
Investing activities	(420,264)	95,822	(420,264)	95,822
Financing activities	633,784	(238,993)	615,211	(238,448)

Operating Activities

During the year ended December 30, 2023, cash provided by operating activities was $438.9 million primarily as a result of:

•Net income of $289.6 million, adjusted for $302.5 million of non-cash expenses, including $226.6 million of depreciation, depletion, amortization and accretion, $20.3 million of share-based compensation and $79.1 million of change in deferred tax asset, net, offset by the net gain on asset and business divestitures of $23.3 million.

•Billed and unbilled accounts receivable increased by $30.0 million in fiscal 2023 as a result of our sales in the latter part of 2023 exceeding those levels of 2022.

•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $99.0 million of interest payments in 2023.

•We recognized a tax receivable benefit of $154.2 million related to acquiring certain TRA interests at less than their carrying value.

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

Investing Activities

During the year ended December 30, 2023, cash used for investing activities was $420.3 million, of which $255.6 million was invested in capital expenditures and $239.5 million was used for acquisitions in the West and East segments, and was partially offset by $65.6 million of proceeds from the sale of businesses and $14.4 million of proceeds from asset sales.

During the year ended December 31, 2022, cash provided by investing activities was $95.8 million, resulting from $373.1 million of proceeds from the sale of businesses, which more than offset $22.7 million related to acquisitions completed in the period and $266.7 million was invested in capital expenditures. In addition, during 2022, we received $15.4 million of proceeds from asset sales.

Financing Activities

During the year ended December 30, 2023, cash provided by financing activities was $633.8 million, primarily due to receiving $800.0 million from proceeds of debt issuance, partially offset by purchase of certain TRA interests for $132.4 million. We made $10.4 million of payments on debt and $12.4 million of payments on acquisition related liabilities.

During the year ended December 31, 2022, cash used for financing activities was $239.0 million. We made $122.5 million of payments on debt, including the $95.6 million prepayment of the term loan due to our divestiture program, $13.4 million of payments on acquisition related liabilities and used $101.0 million to repurchase shares of Class A common stock.

Cash Paid for Capital Expenditures

We expended approximately $255.6 million in capital expenditures for the year ended December 30, 2023 compared to $266.7 million in the year ended December 31, 2022.

We estimate that we will invest between $430 million and $470 million in capital expenditures in 2024, which includes capital related to Argos USA. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, outside financing arrangements and available borrowings under our revolving credit facility.

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

    In the second half of 2023, Summit LLC reached an agreement to acquire all of the rights and interests in the TRA from affiliates of Blackstone Inc. and certain other TRA holders for cash consideration of $132.4 million. In connection with these transactions, Summit LLC and Summit Inc. reached an agreement whereby the maximum amount Summit Inc is obligated to pay Summit LLC for the TRA interest is limited to the amount Summit LLC paid for the TRA interests. The cash paid for TRA interests acquired was less than their carrying value, accordingly Summit Inc. recognized a TRA benefit of $157.5 million in the accompanying consolidated statement of operations.

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our Revolving Credit Facility. As of December 30, 2023, we had accrued $41.7 million as TRA liability. Of the total TRA liability, $0.5 million is expected to be paid in the next twelve months.

In addition, the TRA provides that upon certain changes of control, Summit Inc.’s (or its successor’s) obligations would be based on certain assumptions, including that Summit Inc. would have sufficient taxable income to fully utilize the deductions arising from tax basis and other tax attributes subject to the TRA. With respect to our obligations under the TRA relating to previously exchanged or acquired LP Units and certain net operating losses, we would be required to make a payment equal to the present value (at a discount rate equal to one year SOFR plus 100 basis points) of the anticipated future tax benefits determined using assumptions (ii) through (v) of the following paragraph. In the second quarter 2023, the TRA agreement was amended to change the early termination calculation from a LIBOR based rate to a SOFR rate.

Furthermore, Summit Inc. may elect to terminate the TRA early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the TRA includes several assumptions, including that (i) any LP Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Summit Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) Summit Inc. will have sufficient taxable income to fully utilize any remaining net operating losses subject to the TRA on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control, (iv) the tax rates for future years will be those specified in the law as in effect at the time of termination and (v) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to SOFR plus 100 basis points.

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

Under the terms of the TRA, we can terminate the TRA at any time, which would trigger a cash payment to the pre-IPO owners. Based upon a $38.46 share price of our Class A common stock, which was the closing price on December 29, 2023, and a contractually defined discount rate of 6.39%, we estimate that if Summit Inc. were to exercise its termination right, the aggregate amount of these termination payments would be approximately $32.3 million.

Contractual Obligations

The following table presents, as of December 30, 2023, our obligations and commitments to make future payments under contracts and contingent commitments (in thousands).

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
(in thousands)
Short term borrowings and long-term debt, including current portion	$2,304,464	$3,822	$6,369	$5,096	$789,177	$—	$1,500,000
Finance lease obligations	23,416	5,221	4,169	2,769	2,585	2,384	6,288
Operating lease obligations	51,216	10,454	8,287	6,522	4,822	3,457	17,674
Interest payments (1)	853,722	132,388	161,294	157,036	144,879	94,750	163,375
Acquisition-related liabilities	51,457	7,009	9,018	8,223	7,052	7,724	12,431
Royalty payments	221,083	12,517	12,235	11,151	10,749	10,243	164,188
Asset retirement obligation payments	141,753	6,262	4,321	3,657	3,876	8,308	115,329
Purchase commitments (2)	37,939	37,939	—	—	—	—	—
Payments pursuant to tax receivable agreement (3)	41,740	464	163	451	2,744	3,898	34,020
Other	3,822	3,785	37	—	—	—	—
Total contractual obligations	$3,730,612	$219,861	$205,893	$194,905	$965,884	$130,764	$2,013,305
______________________
(1)Future interest payments were calculated using the applicable fixed and floating rates charged by our lenders in effect as of December 30, 2023 and may differ from actual results.
(2)Amounts represent purchase commitments entered into in the normal course of business, primarily for fuel purchases, the terms of which are generally one year.
(3)The total amount payable under our TRA is estimated at $41.7 million as of December 30, 2023. Under the terms of the TRA, payment of amounts benefiting us is due to the pre-IPO owners within four months of the tax returns being submitted to the respective regulatory agencies when the benefits are realized. The estimated timing of TRA payments is subject to a number of factors, primarily around the timing of the generation of future taxable income in future years, which will be impacted by business activity in those periods.
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

Off-Balance Sheet Arrangements

As of December 30, 2023, we had no material off-balance sheet arrangements.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, gain on sale of business, non-cash compensation, Argos USA acquisition and integration costs and certain other non-cash and non-operating items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 30, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$246,929	$99,692	$125,238	$(182,233)	$289,626
Interest (income) expense	(15,469)	(12,187)	(20,505)	162,316	114,155
Income tax expense (1)	5,164	—	—	99,674	104,838
Depreciation, depletion and amortization	110,140	60,763	39,228	4,287	214,418
EBITDA	$346,764	$148,268	$143,961	$84,044	$723,037
Accretion	1,160	1,893	79	—	3,132
Loss on debt financings	—	—	—	493	493
Tax receivable agreement benefit (1)	—	—	—	(162,182)	(162,182)
Gain on sale of businesses	(14,966)	—	—	—	(14,966)
Non-cash compensation	—	—	—	20,326	20,326
Argos USA acquisition and integration costs (2)	—	—	—	25,591	25,591
Other (3)	(1,822)	448	—	(16,047)	(17,421)
Adjusted EBITDA	$331,136	$150,609	$144,040	$(47,775)	$578,010
Adjusted EBITDA Margin (4)	22.5%	25.6%	37.6%		23.7%

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended December 31, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$196,586	$118,635	$110,017	$(149,295)	$275,943
Interest (income) expense	(17,123)	(11,857)	(20,463)	136,412	86,969
Income tax expense (benefit) (1)	3,025	(106)	—	82,626	85,545
Depreciation, depletion and amortization	96,939	61,697	35,968	3,233	197,837
EBITDA	$279,427	$168,369	$125,522	$72,976	$646,294
Accretion	953	1,600	60	—	2,613
Loss on debt financings	—	—	—	1,737	1,737
Tax receivable agreement expense (1)	—	—	—	1,566	1,566
Gain on sale of businesses	—	(40,952)	—	(131,437)	(172,389)
Non-cash compensation	—	—	—	18,347	18,347
Other (3)	177	186	—	(7,055)	(6,692)
Adjusted EBITDA	$280,557	$129,203	$125,582	$(43,866)	$491,476
Adjusted EBITDA Margin (4)	22.1%	21.8%	35.1%		22.1%

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Year ended January 1, 2022
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$181,253	$122,321	$95,352	$(244,645)	$154,281
Interest (income) expense (1)	(11,460)	(8,872)	(17,217)	129,789	92,240
Income tax expense	2,697	114	—	41,545	44,356
Depreciation, depletion and amortization	98,596	84,912	38,685	4,249	226,442
EBITDA	$271,086	$198,475	$116,820	$(69,062)	$517,319
Accretion	874	1,711	339	—	2,924
Loss on debt financings	—	—	—	6,016	6,016
Tax receivable agreement expense (1)	—	—	—	(6,779)	(6,779)
Gain on sale of businesses	(355)	(19,656)	—	—	(20,011)
Non-cash compensation	—	—	—	19,705	19,705
Other (3)	(45)	953	—	—	908
Adjusted EBITDA	$271,560	$181,483	$117,159	$(50,120)	$520,082
Adjusted EBITDA Margin (4)	23.2%	23.7%	39.3%		23.3%
______________________
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $79.7 million and $70.2 million less and $16.7 million more than Summit LLC and its subsidiaries in the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively, due to interest expense associated with a deferred consideration obligation, TRA expense and income tax benefit which are obligations of Summit Holdings and Summit Inc., respectively, and are thus excluded from Summit LLC’s consolidated net income.
(2)The adjustment for acquisition and integration costs related to the agreement to combine with Argos USA is comprised of finder's fees, advisory, legal and professional fees incurred relating to our agreement to combine with Argos USA.
(3)Consists primarily of interest income earned on cash balances.
(4)Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of net revenue for the applicable period.

Reconciliation of Working Capital	2023	2022
($ in thousands)
Total current assets, net of restricted cash	$932,124	$1,018,376
Less total current liabilities	(322,965)	(255,847)
Working capital	$609,159	$762,529

Reconciliation of Operating Income to Adjusted Cash Gross Profit	2023	2022	2021
($ in thousands)
Operating income	$310,630	$269,047	$253,065
General and administrative expenses	210,357	186,860	193,476
Depreciation, depletion, amortization and accretion	217,550	200,450	229,366
Transaction and integration costs	26,813	3,358	3,252
Gain on sale of property, plant and equipment	(8,290)	(10,370)	(5,900)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$757,060	$649,345	$673,259
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	31.0%	29.2%	30.2%
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

We paid cash of $239.5 million and $22.7 million, net of cash acquired, in business combinations and allocated this amount to assets acquired and liabilities assumed during the years ended December 30, 2023 and December 31, 2022, respectively.

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

In 2023, in conjunction with our annual review of goodwill on the first day of the fourth quarter, we selected a Step-1 approach for all of our reporting units. As of December 30, 2023, we determined that no events or circumstances from October 1, 2023 through December 30, 2023 indicated that a further assessment was necessary.

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

Our method, which is similar to the percentage of completion method of accounting, involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 30, 2023.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional information regarding income taxes paid and specific categories in the rate reconciliation. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are evaluating the additional disclosure requirements and beginning to assess the impact of adopting this ASU.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the additional disclosure requirements and beginning to assess the impact of adopting this ASU.

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

Commodity and Energy Price Risk

We are subject to commodity price risk with respect to price changes in liquid asphalt and energy, including fossil fuels and electricity for aggregates, cement, ready‑mix concrete and asphalt paving mix production and diesel fuel for distribution vehicles and production related mobile equipment. Liquid asphalt escalators in most of our public infrastructure contracts limit our exposure to price fluctuations in this commodity, and we seek to obtain escalators on private and commercial contracts. Similarly, in periods of decreasing oil prices, a portion of the cost savings will be recouped by our end customers. Changes in oil prices also could affect demand in certain of our markets, particularly in Midland/Odessa, Texas and indirectly in Houston, Texas, which collectively represented approximately 14.8% of our consolidated revenue in 2023. In addition, we enter into various firm purchase commitments, with terms generally less than one year, for certain raw materials.

For the year ended December 30, 2023, our costs associated with liquid asphalt and energy amounted to approximately $295.1 million. Accordingly, a 10% increase or decrease in the total cost of liquid asphalt and energy would have decreased or increased, respectively, our operating results for the year by approximately $29.5 million. However, this does not take into consideration liquid asphalt escalators in certain contracts or forward purchase commitments put into place before December 30, 2023.

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

Foreign Currency Risk

In 2014, we expanded our operations into Canada with the acquisition of Mainland. With this expansion, we became subject to foreign currency risk related to changes in the U.S. dollar/Canadian dollar exchange rates. A 10% adverse change in foreign currency rates from December 2023 levels would not have had a material effect on our financial condition, results of operations or liquidity.

Interest Rate Risk

As of December 30, 2023, we had $504.5 million in term loans outstanding which bear interest at a variable rate. As of December 30, 2023, the rate in effect was SOFR of 5.47%, plus a floor of 3.00% and 0.10% SOFR adjustment rate. Therefore, a 100 basis point increase in the interest rate at December 30, 2023 would only have increased the all-in rate from 8.57% to 9.57%, the effect of which would have been an increase of $5.0 million on annual interest expense.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Materials, Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity, for each of the fiscal years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue recognized over time on paving and related services contracts
As discussed in notes 1 and 4 to the consolidated financial statements, the Company earns revenue from providing paving and related services, which are recognized over time as performance obligations are satisfied. The Company recognizes paving and related services revenue as services are rendered based on the proportion of costs incurred to date relative to total estimated costs to complete. For the year ended December 30, 2023, the Company recognized service revenue related to paving and related services of $305 million.

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
Denver, Colorado
February 15, 2024

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 30, 2023 and December 31, 2022
(In thousands, except share and per share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$374,162	$520,451
Restricted cash	800,000	—
Accounts receivable, net	287,252	256,669
Costs and estimated earnings in excess of billings	10,289	6,510
Inventories	241,350	212,491
Other current assets	17,937	20,787
Current assets held for sale	1,134	1,468
Total current assets	1,732,124	1,018,376
Property, plant and equipment, net	1,976,820	1,813,702
Goodwill	1,224,861	1,132,546
Intangible assets, net	68,081	71,384
Deferred tax assets	52,009	136,986
Operating lease right-of-use assets	36,553	37,889
Other assets	59,134	44,809
Total assets	$5,149,582	$4,255,692
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$3,822	$5,096
Current portion of acquisition-related liabilities	7,007	13,718
Accounts payable	123,621	104,031
Accrued expenses	171,691	119,967
Current operating lease liabilities	8,596	7,296
Billings in excess of costs and estimated earnings	8,228	5,739
Total current liabilities	322,965	255,847
Long-term debt	2,283,639	1,488,569
Acquisition-related liabilities	28,021	29,051
Tax receivable agreement liability	41,276	327,812
Noncurrent operating lease liabilities	33,230	35,737
Other noncurrent liabilities	123,871	106,686
Total liabilities	2,833,002	2,243,702
Commitments and contingencies (see note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 119,529,380 and 118,408,655 shares issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	$1,196	$1,185
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 99 shares issued and outstanding as of December 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,421,813	1,404,122
Accumulated earnings	876,751	590,895
Accumulated other comprehensive income	7,275	3,084
Stockholders’ equity	2,307,035	1,999,286
Noncontrolling interest in Summit Holdings	9,545	12,704
Total stockholders’ equity	2,316,580	2,011,990
Total liabilities and stockholders’ equity	$5,149,582	$4,255,692

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(In thousands, except share and per share amounts)

	2023	2022	2021
Revenue:
Product	$2,137,664	$1,933,530	$1,923,285
Service	305,072	288,554	309,411
Net revenue	2,442,736	2,222,084	2,232,696
Delivery and subcontract revenue	176,732	190,438	176,973
Total revenue	2,619,468	2,412,522	2,409,669
Cost of revenue (excluding items shown separately below):
Product	1,448,654	1,344,944	1,314,416
Service	237,022	227,795	245,021
Net cost of revenue	1,685,676	1,572,739	1,559,437
Delivery and subcontract cost	176,732	190,438	176,973
Total cost of revenue	1,862,408	1,763,177	1,736,410
General and administrative expenses	210,357	186,860	193,476
Depreciation, depletion, amortization and accretion	217,550	200,450	229,366
Transaction and integration costs	26,813	3,358	3,252
Gain on sale of property, plant and equipment	(8,290)	(10,370)	(5,900)
Operating income	310,630	269,047	253,065
Interest expense	114,155	86,969	92,240
Loss on debt financings	493	1,737	6,016
Tax receivable agreement (benefit) expense	(162,182)	1,566	(6,779)
(Gain) loss on sale of businesses	(14,966)	(172,389)	(20,011)
Other income, net	(21,334)	(10,324)	(17,038)
Income from operations before taxes	394,464	361,488	198,637
Income tax expense	104,838	85,545	44,356
Net income	289,626	275,943	154,281
Net income attributable to noncontrolling interest in Summit Holdings	3,770	3,798	2,097
Net income attributable to Summit Inc.	$285,856	$272,145	$152,184
Earnings per share of Class A common stock:
Basic	$2.40	$2.27	$1.27
Diluted	$2.39	$2.26	$1.26
Weighted average shares of Class A common stock:
Basic	119,045,393	119,894,444	119,629,294
Diluted	119,774,766	120,628,459	120,934,992

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(In thousands)

	2023	2022	2021
Net income	$289,626	$275,943	$154,281
Other comprehensive income (loss):
Postretirement liability adjustment	642	6,481	1,303
Foreign currency translation adjustment	4,925	(11,831)	1,254
Less tax effect of other comprehensive (loss) income items	(1,341)	1,291	(615)
Other comprehensive income (loss)	4,226	(4,059)	1,942
Comprehensive income	293,852	271,884	156,223
Less comprehensive income attributable to Summit Holdings	3,805	3,738	2,159
Comprehensive income attributable to Summit Inc.	$290,047	$268,146	$154,064

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$289,626	$275,943	$154,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	226,614	212,501	235,278
Share-based compensation expense	20,326	18,347	19,705
Net gain on asset and business disposals	(23,259)	(182,263)	(25,559)
Non-cash loss on debt financings	161	915	2,116
Change in deferred tax asset, net	79,142	69,568	24,685
Other	(482)	(1,447)	(2,249)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(26,224)	10,749	(31,292)
Inventories	(26,351)	(63,247)	3,815
Costs and estimated earnings in excess of billings	(3,746)	(4,960)	(394)
Other current assets	13,500	(7,368)	(2,483)
Other assets	(33,347)	(6,946)	7,748
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	5,324	(9,218)	4,593
Accrued expenses	42,327	(25,200)	(7,030)
Billings in excess of costs and estimated earnings	2,477	(768)	(7,138)
Tax receivable agreement (benefit) expense	(154,167)	1,264	4,868
Other liabilities	26,939	(3,772)	(19,015)
Net cash provided by operating activities	438,860	284,098	361,929
Cash flows from investing activities:
Acquisitions, net of cash acquired	(239,508)	(22,730)	(19,513)
Purchases of property, plant and equipment	(255,619)	(266,733)	(211,982)
Proceeds from the sale of property, plant and equipment	14,424	15,374	11,674
Proceeds from sale of businesses	65,576	373,073	128,337
Other	(5,137)	(3,162)	236
Net cash (used in) provided by investing activities	(420,264)	95,822	(91,248)
Cash flows from financing activities:
Proceeds from debt issuances	800,000	—	—
Debt issuance costs	(5,599)	(1,557)	—
Payments on debt	(10,380)	(122,536)	(329,010)
Purchase of tax receivable agreement interests	(132,449)	—	—
Payments on acquisition-related liabilities	(12,367)	(13,428)	(10,360)
Distributions from partnership	(469)	(678)	—
Repurchases of common stock	—	(100,980)	—
Proceeds from stock option exercises	247	213	32,451
Other	(5,199)	(27)	(1,008)
Net cash provided by (used in) financing activities	633,784	(238,993)	(307,927)
Impact of foreign currency on cash	1,331	(1,437)	26
Net increase in cash and cash equivalents and restricted cash	653,711	139,490	(37,220)
Cash and cash equivalents and restricted cash—beginning of period	520,451	380,961	418,181
Cash and cash equivalents and restricted cash—end of period	$1,174,162	$520,451	$380,961

See accompanying notes to consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — January 2, 2021	$326,772	$5,203	114,390,595	$1,145	99	$—	$1,264,681	$18,467	$1,616,268
Net income	152,184	—	—	—	—	—	—	2,097	154,281
LP Unit exchanges	—	—	1,559,164	16	—	—	10,965	(10,981)	—
Other comprehensive income, net of tax	—	1,880	—	—	—	—	—	62	1,942
Stock option exercises	—	—	1,745,940	17	—	—	32,434	—	32,451
Share-based compensation	—	—	—	—	—	—	19,705	—	19,705
Shares redeemed to settle taxes and other	—	—	1,009,409	10	—	—	(1,445)	—	(1,435)
Balance — January 1, 2022	$478,956	$7,083	118,705,108	$1,188	99	$—	$1,326,340	$9,645	$1,823,212
Net income	272,145	—	—	—	—	—	—	3,798	275,943
LP Unit exchanges	—	—	2,002	—	—	—	34	(34)	—
Other comprehensive income, net of tax	—	(3,999)	—	—	—	—	—	(60)	(4,059)
Stock option exercises	—	—	10,691	—	—	—	213	—	213
Share-based compensation	—	—	—	—	—	—	18,347	—	18,347
Dividend (0.017/share)	(59,260)	—	1,979,214	20	—	—	59,443	(205)	(2)
Repurchases of common stock	(100,946)	—	(3,427,510)	(34)	—	—	(319)	319	(100,980)
Distributions from partnership	—	—	—	—	—	—	—	(676)	(676)
Shares redeemed to settle taxes and other	—	—	1,139,150	11	—	—	64	(83)	(8)
Balance — December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net income	285,856	—	—	—	—	—	—	3,770	289,626
LP Unit exchanges	—	—	548,761	5	—	—	6,428	(6,433)	—
Other comprehensive income, net of tax	—	4,191	—	—	—	—	—	35	4,226
Stock option exercises	—	—	11,937	—	—	—	247	—	247
Share-based compensation	—	—	—	—	—	—	20,326	—	20,326
Distributions from partnership	—	—	—	—	—	—	—	(469)	(469)
Shares redeemed to settle taxes and other	—	—	560,027	6	—	—	(9,310)	(62)	(9,366)
Balance — December 30, 2023	$876,751	$7,275	119,529,380	$1,196	99	$—	$1,421,813	$9,545	$2,316,580

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

Use of Estimates—Preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, valuation of deferred tax assets, goodwill, intangibles and other long-lived assets, tax receivable agreement (“TRA”) liability, pension and other postretirement obligations, and asset retirement obligations. Estimates also include revenue earned on contracts and costs to complete contracts. Most of the Company’s paving and related services are performed under fixed unit-price contracts with state and local governmental entities. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results can differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, are reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations—The Company’s operations are conducted primarily across 21 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Utah, Missouri and Kansas. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in 2023, 2022 or 2021.

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

The actual cost to total estimated cost method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over multiple periods, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the effect of delayed performance, and the availability and timing of funding from the customer. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts. No material adjustments to a contract were recognized in the year ended December 30, 2023.

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

Restricted Cash - In December 2023, we issued $800 million of 7.250% senior notes due January 15, 2031 (the “2031 Notes”) related to our merger with Argos North America Corporation (see notes 8 and 20). As the proceeds from the issuance of the 2031 Notes could only be used for the Argos transaction, the balance is shown as restricted cash as of December 30, 2023. Subsequent to year end, the proceeds were released and used to consummate the Argos Transaction.

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

Transaction and Integration Expenses—Transaction and integration expenses typically include finders fees, legal, accounting and other professional costs. Integration expenses represent costs incurred to combine the company and its acquired businesses. Integration expenses typically include strategic consulting services, facility consolidations, one time employee related costs such as retention and severance costs, costs of integrating information system infrastructure, enterprise planning systems, processes, and other non-recurring integration related costs. Costs incurred related to the revision or issuance of new debt to finance the transactions are recorded as deferred financing costs. Transaction and integration costs are combined and presented on one line item in the consolidated statements of operations.

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

Prior Year Reclassifications—We have reclassified transaction costs of $3.4 million and $3.3 million for the years ended December 31, 2022 and January 1, 2022, respectively, from general and administrative expenses to a separate line item included in operating income to conform to the current year presentation.

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

	2023	2022	2021
West	3	—	—
East	1	2	3

The purchase price allocation, primarily the valuation of property, plant and equipment for the acquisitions completed during the year end ended 2023 have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	2023	2022
Financial assets	$12,747	$297
Inventories	6,251	161
Property, plant and equipment	125,207	30,041
Intangible assets	—	—
Other assets	1,085	1,116
Financial liabilities	(11,973)	(1,120)
Other long-term liabilities	(802)	(1,589)
Net assets acquired	132,515	28,906
Goodwill	108,590	—
Purchase price	241,105	28,906
Acquisition-related liabilities	—	(6,176)
Other	(1,597)	—
Net cash paid for acquisitions	$239,508	$22,730

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

2024	$6,870
2025	7,317
2026	6,068
2027	4,569
2028	4,571
Thereafter	1,245
Total scheduled payments	30,640
Present value adjustments	(5,005)
Total noncompete obligations and deferred consideration	$25,635

Accretion on the deferred consideration and noncompete obligations is recorded in interest expense.

During 2023, as part of the Company's Elevate Summit strategy to rationalize assets, the Company sold two businesses in the West segment, resulting in total cash proceeds of $65.6 million and a net gain on disposition of business of $15.0 million.

During 2022, as part of the Company's Elevate Summit strategy to rationalize assets, the Company sold three businesses in the East segment, resulting in total cash proceeds of $373.1 million and a net gain on disposition of business of $172.4 million.

(3) Goodwill

As of December 30, 2023, the Company had nine reporting units with goodwill for which the annual goodwill impairment test was completed. We perform the annual impairment test on the first day of the fourth quarter each year. In 2023, we performed a Step-1 analysis on four of our reporting units and a Step 0 qualitative assessment on five of our reporting units. Based on this analysis, it was determined that the reporting units’ fair values were greater than their carrying values and no impairment charges were recognized in 2023.

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

The following table presents goodwill by reportable segments and in total:

	West	East	Cement	Total
Balance—January 1, 2022	$570,509	$388,585	$204,656	$1,163,750
Dispositions (1)	—	(27,084)	—	(27,084)
Foreign currency translation adjustments	(4,120)	—	—	(4,120)
Balance—December 31, 2022	$566,389	$361,501	$204,656	$1,132,546
Acquisitions (2)	108,590	—	—	108,590
Dispositions (1)	(17,840)	—	—	(17,840)
Foreign currency translation adjustments	1,565	—	—	1,565
Balance—December 30, 2023	$658,704	$361,501	$204,656	$1,224,861
______________________
(1)Reflects goodwill derecognition from dispositions completed during 2022 and 2023, respectively.
(2)Reflects goodwill from 2023 acquisitions.

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

Revenue by product for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 consisted of the following:

	2023	2022	2021
Revenue by product*:
Aggregates	$663,551	$583,993	$573,157
Cement	355,786	332,518	282,081
Ready-mix concrete	744,151	687,950	702,062
Asphalt	312,383	270,444	311,046
Paving and related services	318,721	315,065	337,311
Other	224,876	222,552	204,012
Total revenue	$2,619,468	$2,412,522	$2,409,669
______________________
 *       Revenue from liquid asphalt terminals is included in asphalt revenue.

The following table outlines the significant changes in contract assets and contract liability balances from December 31, 2022 to December 30, 2023. Also included in the table is the net change in the estimate as a percentage of aggregate revenue for such contracts:

	Costs and estimated	Billings in excess
	earnings in	of costs and
	excess of billings	estimated earnings
Balance—December 31, 2022	$6,510	$5,739
Changes in revenue billed, contract price or cost estimates	3,746	2,475
Other	33	14
Balance—December 30, 2023	$10,289	$8,228

Accounts receivable, net consisted of the following as of December 30, 2023 and December 31, 2022:

	2023	2022
Trade accounts receivable	$228,697	$215,766
Construction contract receivables	51,567	37,067
Retention receivables	13,541	11,048
Accounts receivable	293,805	263,881
Less: Allowance for doubtful accounts	(6,553)	(7,212)
Accounts receivable, net	$287,252	$256,669

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

(5) Inventories

Inventories consisted of the following as of December 30, 2023 and December 31, 2022:

	2023	2022
Aggregate stockpiles	$165,272	$148,347
Finished goods	43,122	33,622
Work in process	10,702	8,191
Raw materials	22,254	22,331
Total	$241,350	$212,491

(6) Property, Plant and Equipment, net and Intangibles, net

Property, plant and equipment, net consisted of the following as of December 30, 2023 and December 31, 2022:

	2023	2022
Mineral bearing land and leased interests	$557,696	$515,153
Land (non-mineral bearing)	210,048	183,926
Buildings and improvements	233,412	213,056
Plants, machinery and equipment	1,484,515	1,380,886
Mobile equipment and barges	623,424	555,119
Truck and auto fleet	41,181	38,717
Landfill airspace and improvements	55,036	55,027
Office equipment	61,825	49,336
Construction in progress	109,151	90,039
Property, plant and equipment	3,376,288	3,081,259
Less accumulated depreciation, depletion and amortization	(1,399,468)	(1,267,557)
Property, plant and equipment, net	$1,976,820	$1,813,702

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

Depreciation, depletion and amortization expense of property, plant and equipment was $201.3 million, $184.3 million and $195.1 million in the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

Property, plant and equipment at December 30, 2023 and December 31, 2022 included $30.1 million and $32.1 million, respectively, of finance leases for certain equipment and a building with accumulated amortization of $12.1 million and $15.0 million, respectively. The equipment leases generally have terms of less than five years and the building lease had an original term of 30 years. Approximately $4.0 million and $7.0 million of the future obligations associated with the finance leases are included in accrued expenses as of December 30, 2023 and December 31, 2022, respectively, and the present value of the remaining finance lease payments, $14.4 million and $7.2 million, respectively, is included in other noncurrent liabilities on the consolidated balance sheets. Future minimum rental commitments under long-term finance leases are $5.2 million, $4.2 million, $2.8 million, $2.6 million, and $2.4 million for the years ended 2024, 2025, 2026, 2027 and 2028, respectively.

Assets are assessed for impairment charges when identified for disposition. No material impairment charges have been recognized on assets held for use in fiscal 2023, 2022 or 2021.

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

	December 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Operating permits	$38,677	$(5,691)	$32,986	$38,677	$(4,109)	$34,568
Mineral leases	17,778	(7,676)	10,102	18,091	(7,056)	11,035
Reserve rights	25,586	(5,020)	20,566	25,242	(3,872)	21,370
Other	5,012	(585)	4,427	4,877	(466)	4,411
Total intangible assets	$87,053	$(18,972)	$68,081	$86,887	$(15,503)	$71,384

Amortization expense in fiscal 2023, 2022 and 2021 was $3.5 million, $3.5 million and $3.7 million, respectively. The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

2024	$3,365
2025	3,763
2026	3,935
2027	3,922
2028	3,925
Thereafter	49,171
Total	$68,081

(7) Accrued Expenses

Accrued expenses consisted of the following as of December 30, 2023 and December 31, 2022:

	2023	2022
Interest	$27,593	$24,625
Payroll and benefits	63,888	34,485
Finance lease obligations	4,020	6,959
Insurance	25,277	18,127
Current portion of TRA liability and accrued taxes	11,042	4,360
Deferred asset purchase payments	5,903	5,131
Professional fees	2,036	924
Other (1)	31,932	25,356
Total	$171,691	$119,967
______________________
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

(8) Debt

Debt consisted of the following as of December 30, 2023 and December 31, 2022:

	2023	2022
Term Loan, due 2027:
$504.5 million and $509.6 million, net of $4.0 million and $5.0 million discount at December 30, 2023 and December 31, 2022, respectively	$500,473	$504,549
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
7 1⁄4% Senior Notes, due 2031	800,000	—
Total	2,300,473	1,504,549
Current portion of long-term debt	3,822	5,096
Long-term debt	$2,296,651	$1,499,453

The contractual payments of long-term debt, including current maturities, for the five years subsequent to December 30, 2023, are as follows:

2024	$3,822
2025	6,369
2026	5,096
2027	789,177
2028	—
Thereafter	1,500,000
Total	2,304,464
Less: Original issue net discount	(3,991)
Less: Deferred financing costs	(13,012)
Total debt	$2,287,461

Senior Notes—On December 14, 2023, Summit LLC and Summit Finance (together, the “Issuers”) issued $800.0 million in aggregate principal amount of 7.250% senior notes due January 15, 2031 (the “2031 Notes”). The 2031 Notes were issued at 100.0% of their par value. The 2031 Notes were issued under an indenture dated as of December 14, 2023 (the "2031 Notes Indenture"). The 2031 Notes Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2031 Notes Indenture also contains customary events of default. The gross proceeds of the 2031 Notes were held in escrow as of December 30, 2023 as the proceeds were restricted to use for the Argos USA cash consideration. The proceeds were released upon closing of the Argos USA Transaction on January 12, 2024 (see note 20). Interest on the 2031 Notes is payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2024.

On September 27, 2021, the Issuers redeemed all $300.0 million in aggregate principal amount of their 5.125% senior notes due June 1, 2025 (the "2025 Notes") using existing cash on hand at a price equal to par plus an applicable premium and the indenture under which the 2025 Notes were issued was satisfied and discharged. As a result of the redemption, charges of $6.0 million were recognized in the quarter ended October 2, 2021, which included charges of $3.9 million for the applicable redemption premium and $2.1 million for the write-off of the deferred financing fees.

On August 11, 2020, the Issuers issued $700.0 million in aggregate principal amount of 5.250% senior notes due January 15, 2029 (the “2029 Notes”). The 2029 Notes were issued at 100.0% of their par value with proceeds of $690.4 million, net of related fees and expenses. The 2029 Notes were issued under an indenture dated August 11, 2020, the terms of which are generally consistent with the 2031 Notes Indenture. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year commencing on January 15, 2021.

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

On March 15, 2019, the Issuers issued $300.0 million in aggregate principal amount of 6.500% senior notes due March 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at 100.0% of their par value with proceeds of $296.3 million, net of related fees and expenses. The 2027 Notes were issued under an indenture dated March 25, 2019, the terms of which are generally consistent with the 2031 Notes Indenture. Interest on the 2027 Notes is payable semi-annually on March 15 and September 15 of each year commencing on September 15, 2019.

As of December 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities—As of December 30, 2023, Summit LLC had credit facilities that provide for term loans in an aggregate amount of $504.5 million and revolving credit commitments in an aggregate amount of $395.0 million (the “Senior Secured Credit Facilities”). Under the Senior Secured Credit Facilities, required quarterly amortization payments of 0.25% of the refinanced aggregate amount of term debt are due on the last business day of each March, June, September and December, commencing with the March 2023 payment. The interest rate on the term loan is variable based on either the base rate or Term SOFR rate and an applicable margin of (i) 2.00% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 3.00% per annum with respect to Term SOFR borrowings, with a SOFR adjustment of 0.10% per annum and a floor of zero. The interest rate on the term loan was 8.57% as of December 30, 2023. In 2022, the Company repaid $95.6 million of its term loan under provisions related to divestitures of businesses. The unpaid principal balance is due in full on the maturity date, which is December 14, 2027.

On January 12, 2024, Summit Materials, LLC entered into Amendment No. 7 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things:

(1) establish new term loans in an aggregate principal amount of $1.010 billion (the "Term Loan Facility") bearing interest, at Summit LLC’s option, based on either the base rate or Term SOFR rate and an applicable margin of (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero, resulting in a current interest rate at the date of closing of 7.83%. Amendment No. 7 also extended the maturity date for the Term Loan Facility to January 12, 2029. In addition, the new term loan is subject to a 1.00% prepayment premium in respect of any principal amount repaid in connection with certain repricing transactions occurring within six months following the Amendment No. 7 Effective Date and requires quarterly amortization payments of 0.25% of the principal amount of the Term Loan Facility on the Amendment No. 7 effective date and due on the last business day or each March, June, September and December, commencing with the June 2024 payment. The proceeds of the new term loans were used to (i) fund a portion of the cash consideration in connection with the Argos USA closing (see note 20), (ii) refinance the $504.5 million of existing term loans outstanding and (iii) pay fees, commissions and expenses in connection with the foregoing;

(2) in respect of the revolving credit facility thereunder (the “Revolving Credit Facility”), (a) increase the total aggregate commitments under the Revolving Credit Facility from $395.0 million to $625.0 million and (b) reduce the applicable margin (with no leverage-based step downs) to (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero; and

(3) modify certain covenants to provide greater flexibility for Summit LLC under the Credit Agreement.

On January 10, 2023, Summit Materials, LLC entered into Amendment No. 6 to the Credit Agreement, which among other things, increased the maximum amount available under the Revolving Credit Facility to $395.0 million and extended the maturity date to January 10, 2028.

On December 14, 2022, Summit Materials, LLC entered into Amendment No. 5 to the Credit Agreement, which among other things, (a) refinanced the existing $509.6 million of existing term loans with new term loans under the Term Loan Facility and extended the maturity date to December 14, 2027.

As of December 30, 2023, the Term Loan Facility bears interest per annum equal to, at Summit LLC’s option, either (i) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) Term SOFR plus 1.00%, plus an applicable margin of 2.00% per annum for base rate loans or (ii) Term SOFR plus an applicable margin of 3.00% per annum for Term SOFR rate loans. The revolving credit facility matures on January 10, 2028, provided that if more than $125 million of the 2027 Notes are outstanding as of December 14, 2026, then the maturity date of the revolving credit facility will be December 14, 2026.

There were no outstanding borrowings under the Revolving Credit Facility as of December 30, 2023 or December 31, 2022. As of December 30, 2023, we had remaining borrowing capacity of $374.1 million under the revolving credit facility, which is net of $20.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects and the Company’s insurance liabilities.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of December 30, 2023 and December 31, 2022, Summit LLC was in compliance with all financial covenants under the Credit Agreement.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, except for real property and subject to certain exclusions and exceptions, for the Senior Secured Credit Facilities.

The following table presents the activity for the deferred financing fees for the years ended December 30, 2023 and December 31, 2022:

Deferred financing fees
Balance—January 1, 2022	$13,049
Loan origination fees	1,557
Amortization	(2,655)
Write off of deferred financing fees	(462)
Balance—December 31, 2022	$11,489
Loan origination fees	5,599
Amortization	(2,464)
Write off of deferred financing fees	(161)
Balance—December 30, 2023	$14,463

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20%, (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of December 30, 2023 or December 31, 2022.

(9) Income Taxes

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies, but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporation and Canadian subsidiaries are fully reflected in the Company’s consolidated financial statements. For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, income taxes consisted of the following:

	2023	2022	2021
Provision for income taxes:
Current	$17,284	$15,654	$8,030
Deferred	87,554	69,891	36,326
Income tax expense (benefit)	$104,838	$85,545	$44,356

The effective tax rate on pre-tax income differs from the U.S. statutory rate of 21% for 2023, 2022 and 2021, respectively, due to the following:

	2023	2022	2021
Income tax expense (benefit) at federal statutory tax rate	$82,837	$75,862	$41,273
Less: Income tax benefit at federal statutory tax rate for LLC entities	(867)	(754)	(459)
State and local income taxes	15,580	12,703	7,287
Permanent differences	(3,016)	(7,039)	(5,493)
Effective tax rate change	18	(710)	2,317
Basis differences from divestitures	—	3,314	3,766
Unrecognized tax benefits	—	—	—
Tax receivable agreement (benefit) expense	7,222	218	28
Change in valuation allowance	—	(562)	—
Other	3,064	2,513	(4,363)
Income tax expense (benefit)	$104,838	$85,545	$44,356

The following table summarizes the components of the net deferred income tax asset (liability) as December 30, 2023 and December 31, 2022:

	2023	2022
Deferred tax assets (liabilities):
Net intangible assets	$58,051	$138,511
Accelerated depreciation	(202,683)	(196,936)
Net operating loss	195,443	195,669
Investment in limited partnership	(56,717)	(44,690)
Mining reclamation reserve	3,847	3,213
Working capital (e.g., accrued compensation, prepaid assets)	45,849	39,231
Interest expense limitation carryforward	9,332	3,101
Less valuation allowance	(1,113)	(1,113)
Deferred tax assets	52,009	136,986
Less foreign deferred tax liability (included in other noncurrent liabilities)	(15,854)	(15,752)
Net deferred tax asset	$36,155	$121,234

As of December 30, 2023, $318.1 million of our deferred tax assets subject to our TRA are included in the net intangible assets and the net operating loss line items above.

Our income tax expense (benefit) was $104.8 million, $85.5 million and $44.4 million in the fiscal years ended 2023, 2022 and 2021, respectively. Our effective income tax rate in 2021 was impacted by the IRS interpretative guidance of the Tax Cuts and Jobs Act (the “TCJA”), a change in state tax rates and a change in the amount of our TRA liability.

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

We had no unrecognized tax benefits as of December 30, 2023 and December 31, 2022, respectively. We did not recognize interest or penalties related to this amount as it is offset by other attributes.

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

As of December 30, 2023, Summit Inc. had federal net operating loss carryforwards of $818.0 million, a portion of which expire between 2030 and 2038. As of December 30, 2023, $761.0 million of our federal net operating losses were under the terms of our TRA. As of December 30, 2023 and December 31, 2022, Summit Inc. had a valuation allowance on net deferred tax assets of $1.1 million and $1.1 million, respectively, where realization of our net operating losses are not more likely than not.

	2023	2022
Valuation Allowance:
Beginning balance	$(1,113)	$(1,675)
Release of valuation allowance and other	—	562
Ending balance	$(1,113)	$(1,113)

Tax Receivable Agreement— During 2015, the Company entered into a TRA with the holders of LP Units and certain other pre-initial public offering owners that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

When LP Units are exchanged for an equal number of newly-issued shares of Summit Inc.’s Class A common stock, these exchanges result in new deferred tax assets. Using tax rates in effect as of each year end, $5.4 million and $0.3 million of deferred tax assets were created during the years ended December 30, 2023 and December 31, 2022, respectively, when LP Units were exchanged for shares of Class A common stock.

In the year ended December 30, 2023, 548,761 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. Additionally, Summit LLC reached an agreement to acquire all of the rights and interests in the TRA from affiliates of Blackstone Inc. and certain other TRA holders for aggregate cash consideration of $132.5 million. In connection with these transactions, Summit LLC and Summit Inc. reached an agreement whereby the maximum amount Summit Inc. is obligated to pay Summit LLC for the TRA interests acquired is limited to the amount Summit LLC paid for the TRA interests. As the cash paid for TRA interests acquired was less than their carrying value, Summit Inc. recognized a tax receivable agreement benefit of $157.5 million in the accompanying consolidated statement of operations.

Each year, we update our estimate as to when TRA payments will be made. The timing and cash tax savings of those payments can cause variations in the future value of TRA tax attributes. As noted above, when payments are made under the TRA, a portion of the payment made will be characterized as imputed interest under IRS regulations. We also updated our estimate of the state income tax rate that will be in effect at the date the TRA payments are made. As a result of our updated state income tax rate, and the variance in TRA tax attributes noted above, we have decreased our TRA liability by $4.7 million and increased by $1.3 million as of December 30, 2023 and December 31, 2022, respectively.

Our TRA liability as of December 30, 2023 and December 31, 2022 was $41.7 million and $327.8 million, respectively.

Changes in the balance of the TRA liability, from December 31, 2022 to December 30, 2023 are summarized as follows:

TRA Liability
Balance — December 31, 2022	$328,356
LP unit exchanges during period	8,559
Purchase of TRA interests	(132,449)
TRA liability reduction	(157,477)
TRA liability payments	(544)
TRA liability adjustment	(4,705)
Total	41,740
Less current portion	464
Balance — December 30, 2023	$41,276

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

For the years ended December 30, 2023 and December 31, 2022, Summit Holdings paid tax distributions totaling $0.5 million and $0.7 million, respectively, to holders of its LP Units, other than Summit Inc.

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

No material interest or penalties were recognized in income tax expense during the years ended December 30, 2023, December 31, 2022 or January 1, 2022. Tax years from 2015 to 2019 remain open and subject to audit by federal, Canadian, and state tax authorities.

(10) Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted per share:

	2023	2022	2021
Net income attributable to Summit Inc.	$285,856	$272,145	$152,184

Weighted average shares of Class A stock outstanding	118,952,933	119,747,056	119,415,448
Add: Nonvested restricted stock awards of retirement eligible shares	92,460	147,388	213,846
Weighted average shares outstanding	119,045,393	119,894,444	119,629,294
Basic earnings per share	$2.40	$2.27	$1.27

Diluted net income attributable to Summit Inc.	$285,856	$272,145	$152,184

Weighted average shares outstanding	119,045,393	119,894,444	119,629,294
Add: stock options	110,546	87,976	282,677
Add: warrants	14,264	11,647	17,674
Add: restricted stock units	407,494	460,700	816,966
Add: performance stock units	197,069	173,692	188,381
Weighted average dilutive shares outstanding	119,774,766	120,628,459	120,934,992
Diluted earnings per share	$2.39	$2.26	$1.26

Excluded from the above calculations were the shares noted below as they were antidilutive:

	2023	2022	2021
Antidilutive shares:
LP Units	1,180,354	1,313,204	1,867,853

(11) Stockholders’ Equity

Our capital stock consists of 1.0 billion shares of $0.01 par value Class A common stock authorized, of which 119,529,380 shares were issued and outstanding as of December 30, 2023. We also have authorized 250 million shares of $0.01 par value Class B common stock, of which 99 shares were issued and outstanding as of December 30, 2023. The Class B common stock entitles holders thereof, who are also holders of LP Units, with a number of votes that is equal to the number of LP Units they hold. The Class B common stock does not participate in dividends and does not have any liquidation rights. Our certificate of incorporation also authorizes our board of directors to establish one or more series of preferred stock.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. In 2022, we repurchased 3.4 million shares of Class A common stock for $101 million. These shares were retired upon purchase.

From time to time, limited partners of Summit Holdings exchange their LP Units for shares of Class A common stock of Summit Inc. The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — January 1, 2022	120,684,322	1,314,006	121,998,328	98.9%
Exchanges during period	2,002	(2,002)	—
Stock option exercises	10,691	—	10,691
Repurchases of common stock	(3,427,510)	—	(3,427,510)
Other equity transactions	1,139,150	—	1,139,150
Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	548,761	(548,761)	—
Stock option exercises	11,937	—	11,937
Other equity transactions	560,027	—	560,027
Balance — December 30, 2023	119,529,380	763,243	120,292,623	99.4%

Accumulated other comprehensive income (loss) - The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

			Accumulated
		Foreign currency	other
	Change in	translation	comprehensive
	retirement plans	adjustments	income (loss)
Balance — January 1, 2022	$1,508	$5,575	$7,083
Postretirement liability adjustment, net of tax	4,848	—	4,848
Foreign currency translation adjustment, net of tax	—	(8,847)	(8,847)
Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Postretirement liability adjustment, net of tax	484	—	484
Foreign currency translation adjustment, net of tax	—	3,707	3,707
Balance — December 30, 2023	$6,840	$435	$7,275

(12) Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was as follows:

	2023	2022	2021
Cash payments:
Interest	$99,035	$76,279	$81,592
Payments for income taxes, net	11,135	23,352	7,580
Operating cash payments on operating leases	10,361	9,483	10,955
Operating cash payments on finance leases	583	1,081	2,162
Finance cash payments on finance leases	7,204	16,245	17,278
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$15,030	$8,558	$13,730
Stock Dividend	—	59,258	—
Right of use assets obtained in exchange for operating lease obligations	6,976	17,300	11,528
Right of use assets obtained in exchange for finance leases obligations	10,971	(635)	1,125
Exchange of LP Units to shares of Class A common stock	17,335	62	48,425

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

Omnibus Incentive Plan

Our 2015 Omnibus Incentive Plan (the "Plan") allows for grants of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and other stock-based awards. The Plan authorizes the issuance of up to 17,500,000 shares of Class A common stock in the form of restricted stock units and stock options, of which 6.4 million shares of Class A common stock were available for future grants as of December 30, 2023.

Employee Stock Purchase Plan

At the May 2021 Annual Meeting, stockholders approved the Summit Materials, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized 5,500,000 shares of Class A common stock for issuance under the ESPP. All eligible employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. Compensation expense is measured as the discount the employee is entitled to upon purchase and is recognized over the offering period. As of December 30, 2023, 5.5 million shares of Class A common stock were reserved for future issuance through the ESPP, with 5.3 million shares available for issuance.

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

In each of 2023, 2022 and 2021, the Compensation Committee granted restricted stock to executives and key employees under the Plan as part of our annual equity award program, which vest over a one to three year period, subject to continued employment or service. From time to time, the Compensation Committee grants restricted stock to newly hired or promoted employees or other employees who have achieved extraordinary personal performance objectives.

Further, in each of 2023, 2022 and 2021, the Compensation Committee granted 32,304, 30,520 and 34,672 shares, respectively, to non-employee members of the Board of Directors for their annual service as directors. These restricted stock grants vest over a one year period.

In measuring compensation expense associated with the grant of restricted stock, we use the fair value of the award, determined as the closing stock price for our Class A common stock on the date of grant. Compensation expense is recorded monthly over the vesting period of the award.

Restricted stock with Service, Market-Condition-Based and Performance Based Vesting—In 2023, 2022 and 2021, the Compensation Committee granted restricted stock to certain members of our executive team as part of their annual compensation package. The restricted stock vests at the end of a three year performance period, based on our total stock return (“TSR”) ranking relative to companies in the S&P Building & Construction Select Industry Index, as well as increases in our return on invested capital, subject to continued employment.

Compensation expense is recorded monthly over the vesting period of the awards. The following table summarizes information for the equity awards granted in 2023:

	Options		Restricted Stock Units		Performance Stock Units		Warrants
		Weighted		Weighted		Weighted		Weighted
		average grant-	Number of	average grant-	Number of	average grant-		average grant-
	Number of	date fair value	restricted	date fair value	performance	date fair value	Number of	date fair value
	options	per unit	stock units	per unit	stock units	per unit	warrants	per unit
Beginning balance—December 31, 2022	280,582	$9.27	1,100,330	$26.12	412,612	$29.66	31,519	$18.00
Granted	—	—	607,354	31.28	170,486	33.86	—	—
Forfeited/ Canceled	—	—	(39,618)	28.99	(27,476)	27.79	—	—
Exercised	(11,937)	11.30	—	—	—	—	—	—
Vested	—	—	(597,113)	24.71	(122,075)	20.95	—	—
Balance—December 30, 2023	268,645	$9.35	1,070,953	$29.72	433,547	$33.88	31,519	$18.00

The fair value of the time-vesting options granted was estimated as of the grant date using the Black-Scholes-Merton model, which requires the input of subjective assumptions, including the expected volatility and the expected term. No options to purchase common stock were granted in 2023, 2022 and 2021. The fair value of the performance stock units granted was estimated as of the grant date using Monte Carlo simulations, which requires the input of subjective assumptions, including the expected volatility and the expected term.

	Performance Stock Units
	2023	2022	2021
Risk-free interest rate	4.41%	1.44%	0.29%
Dividend yield	N/A	N/A	N/A
Volatility	50%	67%	70%
Expected term	3 years	3 years	3 years

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

Compensation expense for time-vesting interests granted is based on the grant date fair value. The Company recognizes compensation costs on a straight-line basis over the service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. Share-based compensation expense, which is recognized in general and administrative expenses, totaled $20.3 million, $18.3 million and $19.7 million in the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. As of December 30, 2023, unrecognized compensation cost totaled $23.0 million. The weighted average remaining contractual term over which the unrecognized compensation cost is to be recognized is 1.8 years as of year-end 2023.

As of December 30, 2023, the intrinsic value of outstanding options, restricted stock units and performance stock units was $5.0 million, $41.2 million and $16.7 million, respectively, and the remaining contractual term was 1.8 years, 0.9 years and 1.3 years, respectively. The weighted average strike price of 0.3 million exercisable stock options outstanding as of December 30, 2023 was $19.70 per share.

(14) Employee Benefit Plans

Defined Contribution Plan—The Company sponsors employee 401(k) savings plans for its employees, including certain union employees. The plans provide for various required and discretionary Company matches of employees’ eligible compensation contributed to the plans. The expense for the defined contribution plans was $15.3 million, $12.1 million and $10.9 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

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

Obligations and Funded Status—The following information is as of December 30, 2023 and December 31, 2022 and for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	2023		2022
	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.
Change in benefit obligations:
Beginning of period	$19,037	$5,571	$25,266	$9,790
Service cost	53	28	68	35
Interest cost	938	262	640	239
Actuarial (gain) loss	158	(419)	(5,360)	(1,454)
Change in plan provision	—	—	—	(2,014)
Benefits paid	(1,540)	(416)	(1,577)	(1,025)
End of period	$18,646	$5,026	$19,037	$5,571
Change in fair value of plan assets:
Beginning of period	$17,043	$—	$20,004	$—
Actual return on plan assets	1,473	—	(1,606)	—
Employer contributions	—	416	222	1,025
Benefits paid	(1,540)	(416)	(1,577)	(1,025)
End of period	$16,976	$—	$17,043	$—

Funded status of plans	$(1,670)	$(5,026)	$(1,994)	$(5,571)
Current liabilities	$—	$(449)	$—	$(484)
Noncurrent liabilities	(1,670)	(4,577)	(1,994)	(5,087)
Liability recognized	$(1,670)	$(5,026)	$(1,994)	$(5,571)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$4,642	$1,389	$5,170	$1,919
Prior service cost	—	(2,752)	—	(3,167)
Total amount recognized	$4,642	$(1,363)	$5,170	$(1,248)

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss (gain) and prior service cost, which has not yet been recognized in periodic benefit cost.

	2023		2022		2021
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Amounts recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(426)	$(419)	$(2,785)	$(1,454)	$(2,000)	$1,143
Prior service credit	—	—	—	(2,013)	—	—
Amortization of prior year service credit	—	415	—	296	—	241
Amortization of loss	(101)	(111)	(307)	(218)	(428)	(259)
Total amount recognized	$(527)	$(115)	$(3,092)	$(3,389)	$(2,428)	$1,125

The pension and postretirement healthcare and life programs experienced losses during the year ended December 30, 2023 due to the change in discount rate. This change was offset by higher than expected investment returns and demographic gains.

	2023		2022		2021
	Pension	Healthcare	Pension	Healthcare	Pension	Healthcare
	benefits	& Life Ins.	benefits	& Life Ins.	benefits	& Life Ins.
Components of net periodic benefit cost:
Service cost	$53	$28	$68	$35	$58	$194
Interest cost	938	262	640	239	550	189
Amortization of loss	101	111	307	218	428	259
Expected return on plan assets	(888)	—	(970)	—	(898)	—
Amortization of prior service credit	—	(415)	—	(296)	—	(241)
Net periodic benefit (expense) cost	$204	$(14)	$45	$196	$138	$401

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2023 and 2022 are:

	2023		2022
		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	4.95%	4.88%	5.16%	5.09%
Expected long-term rate of return on plan assets	5.00%	N/A	5.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	2023		2022		2021
		Healthcare		Healthcare		Healthcare
	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.	Pension benefits	& Life Ins.
Discount rate	5.16%	5.09%	2.63%	2.31%	2.04%	1.82%
Expected long-term rate of return on plan assets	5.00%	N/A	5.00%	N/A	5.00%	N/A

The expected long-term return on plan assets is based upon the Plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the FTSE Above Median Pension Discount Curve.

The assumed health care cost trend rate for year end 2023 was 6.75% grading to 4.46% in 2042. As of year end 2022, the assumed trend rate was 7.00% grading to 4.46% in 2032. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans.

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of the plan assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities—35%; fixed income securities—55%; cash reserves—5%; alternatives—4%; and precious metals—1%. The Plans’ current investment allocations are within the tolerance of the target allocation. The Company had no Level 3 investments as of or for the years ended December 30, 2023 and December 31, 2022.

At year-end 2023 and 2022, the Plans’ assets were invested predominantly in fixed-income securities and publicly traded equities, but may be invested in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equity assets include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

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

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 30, 2023 and December 31, 2022 are as follows:

	2023
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$4,060	$4,060	$—
Intermediate—corporate	1,386	—	1,386
Short-term—government	1,424	1,424	—
Short-term—corporate	460	—	460
International	1,113	—	1,113
Equity securities:
U.S. Large cap value	1,611	1,611	—
U.S. Large cap growth	1,082	1,082	—
U.S. Mid cap value	648	648	—
U.S. Mid cap growth	466	466	—
U.S. Small cap value	662	662	—
U.S. Small cap growth	467	467	—
International	1,082	359	723
Emerging Markets	344	344	—
Commodities Broad Basket	844	183	661
Cash	1,327	1,327	—
Total	$16,976	$12,633	$4,343

	2022
		Quoted prices in active
	Total fair	markets for identical	Observable
	value	assets (Level 1)	inputs (Level 2)
Fixed income securities:
Intermediate—government	$4,849	$4,849	$—
Intermediate—corporate	2,754	—	2,754
Short-term—government	531	531	—
Short-term—corporate	538	—	538
International	836	—	836
Equity securities:
U.S. Large cap value	1,635	1,635	—
U.S. Large cap growth	997	997	—
U.S. Mid cap value	630	630	—
U.S. Mid cap growth	439	439	—
U.S. Small cap value	607	607	—
U.S. Small cap growth	422	422	—
International	745	—	745
Emerging Markets	740	740	—
Commodities Broad Basket	185	185	—
Cash	1,135	1,135	—
Total	$17,043	$12,170	$4,873

Cash Flows—The Company does not expect to contribute to its pension plans during 2024 and expects to contribute $0.4 million to its postretirement healthcare and life insurance benefits plans.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	Healthcare and Life
	benefits	Insurance Benefits
2024	$1,665	$449
2025	1,626	467
2026	1,593	483
2027	1,568	506
2028	1,529	517
2029 - 2033	6,973	2,226

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

The Company's participation in these plans for the annual period ended December 31, 2023, is outlined in the table below. The ''EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2023 and 2022 is for the plan 's year end at December 31, 2023, and December 31, 2022, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-

bargaining agreement(s) to which the plans are subject. There have been no significant changes that affect the comparability of 2023 and 2022 contributions.

								Expiration Date of
		Pension Protection Act		FIP/RP Status	Contributions of Company			Collective-
Pension	EIN/ Pension	Zone Status		Pending/	($ in thousands)		Surcharge	Bargaining
Trust Fund	Plan Number	2023	2022	Implemented	2023	2022	Imposed	Agreement
Construction Industry Laborers Pension Fund	43-6060737/001	Green - as of December 31, 2022	Green - as of December 31, 2021	None	$109	$108	No	3/31/2026
Operating Engineers Local 101 Pension Plan	43-6059213/001	Green - as of December 31, 2022	Green - as of December 31, 2021	None	21	21	No	3/31/2026
Total Contributions					$130	$129

The Company was not listed as providing more than 5% of the total contributions for the Operating Engineers Local 101 Pension Plan or the Construction Industry Laborers Pension Fund for the plan years 2023 and 2022 per the plans' Forms 5500. As of the date of the filing of this annual report on Form 10-K, Forms 5500 were not available for the plan year ending December 31, 2023.

(15) Accrued Mining and Landfill Reclamation

The Company has asset retirement obligations arising from regulatory or contractual requirements to perform certain reclamation activities at the time that certain quarries and landfills are closed, which are primarily included in other noncurrent liabilities on the consolidated balance sheets. The current portion of the liabilities, $5.1 million and $4.0 million as of December 30, 2023 and December 31, 2022, respectively, is included in accrued expenses on the consolidated balance sheets. The total undiscounted anticipated costs for site reclamation as of December 30, 2023 and December 31, 2022 were $141.8 million and $124.9 million, respectively. The liabilities were initially measured at fair value and are subsequently adjusted for accretion expense, payments and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. The following table presents the activity for the asset retirement obligations for the years ended December 30, 2023 and December 31, 2022:

	2023	2022
Beginning balance	$40,259	$45,051
Acquired obligations	802	739
Change in cost estimate	8,316	(1,238)
Settlement of reclamation obligations	(2,295)	(2,756)
Dispositions	(309)	(4,150)
Accretion expense	3,132	2,613
Ending balance	$49,905	$40,259

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

	2023	2022	2021
Operating lease cost	$11,347	$9,543	$10,650
Variable lease cost	183	243	382
Short-term lease cost	43,052	42,320	42,764
Financing lease cost:
Amortization of right-of-use assets	2,692	5,659	9,902
Interest on lease liabilities	584	1,081	2,097
Total lease cost	$57,858	$58,846	$65,795

	2023	2022
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$36,553	$37,889

Current operating lease liabilities	$8,596	$7,296
Noncurrent operating lease liabilities	33,230	35,737
Total operating lease liabilities	$41,826	$43,033
Finance leases:
Property and equipment, gross	$30,136	$32,119
Less accumulated depreciation	(12,088)	(14,992)
Property and equipment, net	$18,048	$17,127

Current finance lease liabilities	$4,020	$6,959
Long-term finance lease liabilities	14,357	7,167
Total finance lease liabilities	$18,377	$14,126

	2023	2022
Weighted average remaining lease term (years):
Operating leases	8.4	9.1
Finance lease	6.0	2.8

Weighted average discount rate:
Operating leases	5.1%	4.7%
Finance leases	7.7%	5.3%

Maturities of lease liabilities, as of December 30, 2023, were as follows:
	Operating Leases	Finance Leases
2024	$10,454	$5,221
2025	8,287	4,169
2026	6,522	2,769
2027	4,822	2,585
2028	3,457	2,384
Thereafter	17,674	6,288
Total lease payments	51,216	23,416
Less imputed interest	(9,390)	(5,039)
Present value of lease payments	$41,826	$18,377

The Company has lease agreements associated with quarry facilities under which royalty payments are made. The payments are generally based on tons sold in a particular period; however, certain agreements have minimum annual payments. Royalty expense recorded in cost of revenue during the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $35.8 million, $33.5 million and $34.8 million, respectively. Minimum contractual commitments for the subsequent five years under royalty agreements are as follows:

Royalty
Agreements
2024	$12,517
2025	12,235
2026	11,151
2027	10,749
2028	10,243

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

The fair value of contingent consideration as of December 30, 2023 and December 31, 2022 was:

	2023	2022
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$139	$336
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$9,254	$4,981

The fair value accounting guidance establishes the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level  1 —  Quoted prices in active markets for identical assets and liabilities.
Level 2 —  Observable inputs, other than quoted prices, for similar assets or liabilities in active markets.
Level 3 —  Unobservable inputs, which includes the use of valuation models.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of December 30, 2023 and December 31, 2022 were:

	December 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$2,329,606	$2,300,473	$1,447,673	$1,504,549

Level 3
Current portion of deferred consideration and noncompete obligations(2)	6,868	6,868	13,382	13,382
Long term portion of deferred consideration and noncompete obligations(3)	18,767	18,767	24,070	24,070
_____________________
(1)$3.8 million and $5.1 million was included in current portion of debt as of December 30, 2023 and December 31, 2022, respectively.
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

The Level 3 fair values of contingent consideration were based on projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material adjustments to the fair value of contingent consideration in 2023 or 2022. The fair values of the deferred consideration and noncompete obligations were determined based on the cash payment terms in the purchase agreements and a discount rate reflecting the Company’s credit risk. The discount rate used is generally consistent with that used when the obligations were initially recorded.

Securities with a maturity of three months or less are considered cash equivalents and the fair value of these assets approximates their carrying value.

(19) Segment Information

The Company has three operating segments: West, East and Cement, which are its reporting segments. These segments are consistent with the Company’s management reporting structure. The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of the Company's segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA, which is computed as earnings from continuing operations before interest, taxes, depreciation, depletion, amortization, accretion, share-based compensation, and transaction costs, as well as various other non-recurring, non-cash amounts.

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

The following tables display selected financial data for the Company’s reportable business segments as of and for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	2023	2022	2021
Revenue*:
West	$1,586,611	$1,390,307	$1,262,061
East	650,207	664,479	849,374
Cement	382,650	357,736	298,234
Total revenue	$2,619,468	$2,412,522	$2,409,669
______________________
*       Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	2023	2022	2021
Income from operations before taxes	$394,464	$361,488	$198,637
Interest expense	114,155	86,969	92,240
Depreciation, depletion and amortization	214,418	197,837	226,442
Accretion	3,132	2,613	2,924
Loss on debt financings	493	1,737	6,016
Tax receivable agreement (benefit) expense	(162,182)	1,566	(6,779)
(Gain) loss on sale of businesses	(14,966)	(172,389)	(20,011)
Non-cash compensation	20,326	18,347	19,705
Argos USA acquisition and integration costs	25,591	—	—
Other	(17,421)	(6,692)	908
Total Adjusted EBITDA	$578,010	$491,476	$520,082

Total Adjusted EBITDA by Segment:
West	$331,136	$280,557	$271,560
East	150,609	129,203	181,483
Cement	144,040	125,582	117,159
Corporate and other	(47,775)	(43,866)	(50,120)
Total Adjusted EBITDA	$578,010	$491,476	$520,082

	2023	2022	2021
Purchases of property, plant and equipment
West	$136,922	$123,085	$94,056
East	59,505	84,323	89,727
Cement	41,338	44,950	26,962
Total reportable segments	237,765	252,358	210,745
Corporate and other	17,854	14,375	1,237
Total purchases of property, plant and equipment	$255,619	$266,733	$211,982

	2023	2022	2021
Depreciation, depletion, amortization and accretion:
West	$111,300	$97,892	$99,470
East	62,656	63,297	86,623
Cement	39,307	36,028	39,024
Total reportable segments	213,263	197,217	225,117
Corporate and other	4,287	3,233	4,249
Total depreciation, depletion, amortization and accretion	$217,550	$200,450	$229,366

	2023	2022	2021
Total assets:
West	$1,837,214	$1,565,776	$1,512,298
East	1,171,944	1,151,223	1,292,638
Cement	904,508	873,604	844,086
Total reportable segments	3,913,666	3,590,603	3,649,022
Corporate and other	1,235,916	665,089	590,103
Total	$5,149,582	$4,255,692	$4,239,125

(20) Subsequent Event - Acquisition of Argos North America Corp.

In January 2024, Summit completed a merger with Argos North America Corporation ("Argos USA"), Cementos Argos S.A., Argos SEM LLC and Valle Cement Investments, Inc., pursuant to which Summit acquired all of the outstanding equity interests (the "Transaction") of Argos USA from the Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.2 billion of cash, the issuance of 54,720,000 shares of the Company's Class A common stock and one preferred share in a transaction valued at approximately $3.2 billion. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement, dated as of September 7, 2023, contains customary representations and warranties, covenants and agreements, including a Stockholder Agreement.

The Argos USA assets include four integrated cement plants, two grinding facilities, 140 ready-mix concrete plants, eight ports and 10 inland terminals across the East and Gulf Coast regions, with a total installed cement grinding capacity of 9.6 million tons per annum and a total import capacity of 5.4 million tons of cement per annum. The import facilities allow the importing of cement from other countries, including a minimum quantity from a cement plant in Cartagena, Colombia, owned by Cementos Argos S.A., as stipulated under a cement supply agreement entered into upon the closing of the Transaction. The Argos USA assets included 1.2 billion tons of reserves and resources in four quarries.

The following unaudited pro forma financial information summarizes the results of operations for the Company and Argos USA as though the companies merged as of January 1, 2022. Financial information for 2023 does not reflect any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that may result from the merger. However, we have reflected elimination of royalties expenses paid to the parent of Argos USA which will not be incurred post merger. We have also adjusted for expenses incurred by Argos USA as they pursed an initial public offering and the merger with the Company, as well as interest expense adjustments to reflect the payoff of Argos USA debt obligations and new debt issued by the Company described above.

	2023	2022
($ in thousands)
Total Revenues	$4,328,054	$3,977,955
Net income attributable to Summit Inc.	$392,335	$286,479

The pro forma financial information is provided for informational purposes only and do not purport to represent what the actual consolidated results of operations of the combined company would have been had the transaction occurred on the dates assumed, nor are they necessarily indicative of future consolidated results of operations.

SUMMIT MATERIALS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto for Summit Materials, LLC and subsidiaries are included as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in Summit Inc.’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of December 30, 2023. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2023, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 30, 2023 our internal control over financial reporting is effective based on those criteria.

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

/s/ Anne P. Noonan	/s/ C. Scott Anderson
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Summit Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Summit Materials, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the fiscal years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 15, 2024

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement with respect to the 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 30, 2023 (the “2024 Proxy Statement”), except that certain information regarding our executive officers called for by Item 401(b) and (e) of Regulation S-K has been included in Part 1 of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the heading “Our Pay” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be set forth herein pursuant to Item 403 of Regulation S–K is included in the section entitled “Our Stockholders—Holdings of Major Stockholders” in our 2024 Proxy Statement is incorporated herein by reference. The information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S–K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 30, 2023
	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
	and rights	and rights	compensation plans
Equity compensation plan approved by stockholders(1)	17,500,000	$19.70	6,419,474
_______________________
(1)Relates only to the Omnibus Incentive Plan detailed below.

In connection with our IPO, the board of directors and our then sole voting stockholder adopted the Omnibus Incentive Plan under which 13,500,000 shares of common stock were reserved. At the May 2021 Annual Meeting, stockholders approved an increase to the number of shares of the Company’s Class A common stock that may be issued under the Plan by 4,000,000 shares of Class A common stock to a total of 17,500,000. The Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. As of December 30, 2023, there were no equity compensation plans not approved by stockholders of Summit Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein is included in the sections entitled “Certain Relationships and Related Person Transactions” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the heading “Item 3—Ratification of Appointment of KPMG” included in our 2024 Proxy Statement is incorporated herein by reference.

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

3.    Exhibits:

2.1†
Transaction Agreement, dated September 7, 2023, among Summit Materials, Inc., Argos North America, Corp., Cementos Argos S.A., Argos SEM LLC, Valle Cement Investments, Inc. (incorporated by reference to Exhibit 2.1 to Summit Materials Inc.’s Current Report on Form 8-K filed September 8, 2023 (File No. 001-36873).

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

3.4
Certificate of Designations of the Voting Series A Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).

3.5
Third Amended and Restated By-Laws of Summit Materials, Inc. (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on November 21, 2022 (File No. 001-36873)).

4.1*	Description of Securities of Summit Materials, Inc.

4.2
Indenture, dated as of March 15, 2019, among Summit Materials, LLC as the Issuer, Summit Materials Finance Corp. as the Co-Issuer, the Guarantors named therein and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed March 15, 2019 (File No. 001-36873)).

4.3	Form of 6.500% Senior Note due 2027 (included in Exhibit 4.2).
4.4
Indenture, dated as of August 11, 2020, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors on the signature pages thereto and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, filed August 11, 2020 (File No. 001-36873)).

4.5	Form of 5.25% Senior Note due 2029 (included in Exhibit 4.4).

4.6
Indenture, dated as of December 14, 2023, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Summit Materials Inc.’s Current Report on Form 8-K filed December 14, 2023 (File No. 001-36873).

4.7	Form of 7.250% Senior Note due 2031 (included in Exhibit 4.6).

10.1
Fourth Amended and Restated Limited Partnership Agreement of Summit Materials Holdings L.P., dated as of March 11, 2015 (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.2
Restrictive Covenant Agreement, dated as of January 12, 2024, by and among Grupo Argos S.A., Cementos Argos S.A. and Summit Materials, Inc. (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.3
Transition Services Agreement, dated as of January 12, 2024, by and between Cementos Argos S.A. and Summit Materials, Inc. (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.4
Support Services Agreement, dated as of January 12, 2024, by and between Summa Servicios Corporativos Integrales S.A.S. and Summit Materials, Inc. (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.5
Cement Supply Agreement, dated as of January 12, 2024, by and between Zona Franca Argos S.A.S. and Argos USA LLC. (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.6
Intellectual Property License Agreement, dated as of January 12, 2024, by and among Cementos Argos S.A., Summit Materials, Inc. and Argos North America Corp. (incorporated by reference to Exhibit 10.5 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.7
Logistics Service Agreement (Cartagena), dated as of January 12, 2024, by and between Transatlantic Cement Carriers Inc. and Argos USA LLC. (incorporated by reference to Exhibit 10.6 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.8
Logistics Service Agreement (Cartagena), dated as of January 12, 2024, by and between Transatlantic Cement Carriers Inc. and Argos USA LLC. (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.9
Master Purchase Agreement, dated as of January 12, 2024, by and between Argos USA LLC and CI Del Mar Caribe (BVI) Inc. (incorporated by reference to Exhibit 10.8 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.10
Tax Receivable Agreement, dated as of March 11, 2015, by and among Summit Materials, Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.11
Amendment No. 1 to Tax Receivable Agreement, dated as of May 10, 2023, by and among Summit Materials, Inc. and each of the other persons party thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2023 (File No. 001-36873)).

10.12
Assignment Agreement, dated as of August 18, 2023, by and among Summit Materials, Inc. and each of the other persons party thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36873)).

10.13
Exchange Agreement, dated as of March 11, 2015, among Summit Materials, Inc., Summit Holdings and the holders of LP Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on March 17, 2015 (File No. 001-36873)).

10.14
Amendment No. 1 to Exchange Agreement, dated as of August 4, 2015, among Summit Materials, Inc., Summit Holdings and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s Quarterly Report on Form 10-Q filed on November 3, 2015 (File No. 333-187556)).

10.15+
Summit Materials, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-36873)).

10.16+
Form of Restricted LP Unit Agreement (incorporated by reference to Exhibit 10.7 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.17+
Form of Stock Option Agreement (Leverage Restoration Options) (incorporated by reference to Exhibit 10.8 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.18+
Form of Restricted Stock Unit Award Notice and Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.19+
Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.20+
Form of Performance Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.21+
Form of Nonqualified Stock Option Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.22+
Form of Performance Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36873)).

10.23+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Summit Materials, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed January 9, 2015 (File No. 333-201058)).

10.24
Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of Summit Materials, LLC’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
Amendment No. 7, dated as of January 12, 2024, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017, Amendment No. 2, dated as of November 21, 2017, Amendment No. 3, dated as of May 22, 2018, Amendment No. 4, dated as of February 25, 2019, Amendment No. 5, dated as of December 14, 2022 and Amendment No. 6 dated as of January 10, 2023), among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).

10.33+
Form of Management Interest Subscription Agreement for executive officers (incorporated by reference to Exhibit 10.8 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.34+
Form of Management Interest Subscription Agreement for directors (incorporated by reference to Exhibit 10.9 to Summit Materials, LLC’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

10.35+
Employment Agreement, dated as of December 3, 2013, between Summit Materials Holdings L.P. and Brian J. Harris (incorporated by reference to Exhibit 10.1 to Summit Materials, LLC’s current Quarterly Report on Form 8-K/A, filed December 4, 2013 (File No. 333-187556)).

10.36+
Amendment, dated as of September 28, 2023, to the Transition and Consulting Agreement, dated as of September 8, 2022, by and among Summit Materials, Inc. and Brian J. Harris (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36873)).

10.37+
Form of Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.28 to Summit Materials, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1, filed March 2, 2015 (File No. 333-201058)).

10.38+	Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on December 21, 2017 (File No. 001-36873).
10.39+
Omnibus Amendment to Participation Notice and Agreements Under the Summit Materials, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-36873)).

10.40+
Summit Materials, Inc. Executive Severance Plan Form Participation Notice and Agreement (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 (File No. 001-36873)).

10.41+
Participation Notice and Agreement under Summit Materials, Inc. Executive Severance Plan by and between Summit Materials, Inc. and Scott Anderson (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2023 (File No. 001-36873)).

10.42+
Amendment to Participation Notice and Agreement under Summit Materials, Inc. Executive Severance Plan, dated as of March 1, 2023, by and between Summit Materials, Inc. and Anne P. Noonan (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2023 (File No. 001-36873)).

10.43+	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).
10.44+	Form of Performance Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 28, 2020 (File No. 001-36873)).
10.45+
Form of Special Executive Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K, filed August 3, 2020 (File No. 001-36873)).

10.46+
Offer Letter, dated as of July 20, 2020, by and between Summit Materials, Inc. and Anne P. Noonan ((incorporated by reference to Exhibit 10.1 to the Summit Materials, Inc.’s Current Report on Form 8-K, filed July 21, 2020 (File No. 001-36873)).

10.47+
Form of Performance Unit Award Notice and Agreement for Executives (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.48+
Form of Restricted Stock Unit Award Notice and Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.49+
Form of Restricted Stock Unit Award Notice and Agreement for Directors (incorporated by reference to Exhibit 10.3 to Summit Materials, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2011 (File No. 001-36873)).

10.50+	Summit Materials, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-36873)).
10.51+
Transition and Consulting Agreement by and among Summit Materials, Inc. and Brian J. Harris dated as of September 8, 2022 (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.'s Current Report on Form 8-K filed on September 12, 2022 (File No. 001-36783)).

10.52+	Offer Letter between Summit Materials, Inc. and Karli Anderson (incorporated by reference to Summit Materials, Inc.’s Current Report on Form 8-K filed on November 16, 2022 (File No. 001-46783)).
10.53+	Offer Letter between Summit Materials, Inc. and Kekin Ghelani
10.54+	Offer Letter between Summit Materials, Inc. and Scott Anderson (incorporated by reference to Summit Materials, Inc.’s Current Report on Form 8-K file on March 1, 2023 (File No. 001-36873).
10.55+
Stockholder Agreement, dated as of January 12, 2024, by and among Summit Materials, Inc., Cementos Argos S.A., Argos SEM, LLC and Valle Cement Investments, Inc. and, solely for the purpose of specified sections of the Stockholder Agreement, Grupo Argos S.A. (incorporated by reference to Exhibit 10.2 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).

10.56	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).

21*	Subsidiaries of Summit Materials, LLC and Summit Materials, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Qualified Person.
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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
97.1*+	Incentive Compensation Clawback Policy
99.1*	Summit Materials, LLC’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.
101.1NS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data File (embedded with the Inline XBRL document).

*        Filed herewith
**      Furnished herewith
+        Indicates management or compensating plan or arrangement
†        Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM  16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date:	February 15, 2024	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 15th day of February 2024.

Signature	Title

/s/ Anne P. Noonan	President and Chief Executive Officer; Director of Summit Materials, Inc. (Principal Executive Officer)
Anne P. Noonan

/s/ C. Scott Anderson	Chief Financial Officer (Principal Financial Officer)
C. Scott Anderson

/s/ Brian D. Frantz	Chief Accounting Officer (Principal Accounting Officer)
Brian D. Frantz

/s/ Joseph S. Cantie	Director of Summit Materials, Inc.
Joseph S. Cantie

/s/ Anne M. Cooney	Director of Summit Materials, Inc.
Anne M. Cooney

/s/ Susan A. Ellerbusch	Director of Summit Materials, Inc.
Susan A. Ellerbusch

/s/ Howard L. Lance	Director of Summit Materials, Inc.
Howard L. Lance

/s/ Tamla Oates-Forney	Director of Summit Materials, Inc.
Tamla Oates-Forney

/s/ Anne K. Wade	Director of Summit Materials, Inc.
Anne K. Wade

/s/ Steven H. Wunning	Director of Summit Materials, Inc.
Steven H. Wunning