Form 10-Q
period 2024-03-30
Summit Materials, Inc.; Summit Materials, LLC
filed 2024-05-02
CIK 1621563, 1571371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
As of April 29, 2024, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 175,464,775 and 0, respectively.
As of April 29, 2024, 100% of Summit Materials, LLC’s outstanding limited liability company interests were held by Summit Materials Intermediate Holdings, LLC, its sole member and an indirect subsidiary of Summit Materials, Inc.

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

Summit Inc. was formed on September 23, 2014 to be a holding company. As of March 30, 2024, it held 100.0% of the economic interest and 100% of the voting rights of Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”), which is the indirect parent of Summit LLC. Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”), our 5 1/4% senior notes due 2029 (“2029 Notes”) and our 7 1/4% senior notes due 2031 (“2031 Notes” collectively with the 2027 Notes and 2029 Notes, the “Senior Notes”). Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), the factors discussed in the section entitled “Risk Factors” of this report and the following:

•our dependence on the construction industry and the strength of the local economies in which we operate, including residential;
•the cyclical nature of our business;
•risks related to weather and seasonality;
•risks associated with our capital-intensive business;
•competition within our local markets;
•risks related to the integration of Argos USA and realization of intended benefits within the intended timeframe;
•our ability to execute on our acquisition strategy and portfolio optimization strategy and, successfully integrate acquisitions with our existing operations;
•our dependence on securing and permitting aggregate reserves in strategically located areas;
•the impact of rising interest rates;

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
•potential incurrence of substantially more debt;
•restrictive covenants in the instruments governing our debt obligations;
•our dependence on senior management and other key personnel, and our ability to retain and attract qualified personnel;
•supply constraints or significant price fluctuations in the coal, electricity, diesel fuel, natural gas, liquid asphalt and other petroleum‑based resources that we use;
•climate change and climate change legislation or other regulations;
•evolving corporate governance and corporate disclosure regulations and expectations, including with respect to environmental, social and governance matters;
•unexpected operational difficulties;
•costs associated with pending and future litigation;
•interruptions in our information technology systems and infrastructure, including cybersecurity and data leakage risks;
•potential labor disputes, strikes, other forms of work stoppage or other union activities; and
•material or adverse effects related to the Argos USA combination.

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

•"Argos USA" refers to Argos North America Corp., a Delaware corporation;
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

Corporate Structure
The following chart illustrates our simplified organizational structure, equity ownership and our principal indebtedness as of March 30, 2024. This chart is provided for illustrative purposes only and does not show all of the legal entities in our organizational structure or all obligations of such entities.

Summit Materials, Inc. (1)
General Partner
100% of voting power in Summit Holdings
100% of outstanding LP Units
Summit Holdings
100%
Summit Materials Holdings, LLC
100%
Summit Materials Intermediate Holdings, LLC (2)
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$800.0 million 2031 Notes
$625.0 million revolving credit facility
$1,010.0 million term loan facility
Summit Materials, LLC (1)
100%
Guarantor Subsidiaries
100%
100%
$300.0 million 2027 Notes
$700.0 million 2029 Notes
$800.0 million 2031 Notes
Summit Materials Finance Corp. (3)
Non-Guarantor Subsidiaries

(1)SEC registrant.
(2)Guarantor under the senior secured credit facilities, but not the Senior Notes.
(3)Summit LLC and Finance Corp are the issuers of the Senior Notes and Summit LLC is the borrower under our senior secured credit facilities. Finance Corp. was formed solely for the purpose of serving as co-issuer or guarantor of certain indebtedness, including the Senior Notes. Finance Corp. does not and will not have operations of any kind and does not and will not have revenue or assets other than as may be incidental to its activities as a co-issuer or guarantor of certain indebtedness.

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 30, 2024	December 30, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$498,110	$374,162
Restricted cash	—	800,000
Accounts receivable, net	454,650	287,252
Costs and estimated earnings in excess of billings	11,681	10,289
Inventories	338,501	241,350
Other current assets	40,644	17,937
Current assets held for sale	1,375	1,134
Total current assets	1,344,961	1,732,124
Property, plant and equipment, less accumulated depreciation, depletion and amortization (March 30, 2024 - $1,447,284 and December 30, 2023 - $1,267,557)	4,417,355	1,976,820
Goodwill	1,990,482	1,224,861
Intangible assets, less accumulated amortization (March 30, 2024 - $28,335 and December 30, 2023 - $18,972)	179,587	68,081
Deferred tax assets, less valuation allowance (March 30, 2024 - $1,113 and December 30, 2023 - $1,113)	—	52,009
Operating lease right-of-use assets	89,251	36,553
Other assets	108,264	59,134
Total assets	$8,129,900	$5,149,582
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,575	$3,822
Current portion of acquisition-related liabilities	8,993	7,007
Accounts payable	290,914	123,621
Accrued expenses	191,776	171,691
Current operating lease liabilities	16,745	8,596
Billings in excess of costs and estimated earnings	6,005	8,228
Total current liabilities	522,008	322,965
Long-term debt	2,772,709	2,283,639
Acquisition-related liabilities	20,655	28,021
Tax receivable agreement liability	44,267	41,276
Deferred tax liabilities	205,669	15,854
Noncurrent operating lease liabilities	78,618	33,230
Other noncurrent liabilities	267,337	108,017
Total liabilities	3,911,263	2,833,002
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 175,454,250 and 119,529,380 shares issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	1,755	1,196
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 0 and 99 shares issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	—	—
Preferred Stock, par value $0.01 per share; 250,000,000 shares authorized, 1 and 0 shares issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	—	—
Additional paid-in capital	3,403,307	1,421,813
Accumulated earnings	809,885	876,751
Accumulated other comprehensive income	3,690	7,275
Stockholders’ equity	4,218,637	2,307,035
Noncontrolling interest in Summit Holdings	—	9,545
Total stockholders’ equity	4,218,637	2,316,580
Total liabilities and stockholders’ equity	$8,129,900	$5,149,582
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended
	March 30, 2024	April 1, 2023
Revenue:
Product	$728,694	$372,172
Service	44,535	35,098
Net revenue	773,229	407,270
Delivery and subcontract revenue	31,786	28,118
Total revenue	805,015	435,388
Cost of revenue (excluding items shown separately below):
Product	556,020	295,881
Service	36,205	30,038
Net cost of revenue	592,225	325,919
Delivery and subcontract cost	31,786	28,118
Total cost of revenue	624,011	354,037
General and administrative expenses	68,526	45,998
Depreciation, depletion, amortization and accretion	95,971	50,894
Transaction and integration costs	62,208	364
Gain on sale of property, plant and equipment	(848)	(430)
Operating loss	(44,853)	(15,475)
Interest expense	51,892	27,420
Loss on debt financings	5,453	493
Gain on sale of businesses	(14,985)	—
Other income, net	(8,878)	(5,710)
Loss from operations before taxes	(78,335)	(37,678)
Income tax benefit	(11,065)	(6,466)
Net loss	(67,270)	(31,212)
Net loss attributable to noncontrolling interest in Summit Holdings	(404)	(408)
Net loss attributable to Summit Inc.	$(66,866)	$(30,804)
Loss per share of Class A common stock:
Basic	$(0.40)	$(0.26)
Diluted	$(0.40)	$(0.26)
Weighted average shares of Class A common stock:
Basic	167,511,575	118,679,656
Diluted	167,511,575	118,679,656

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended
	March 30, 2024	April 1, 2023
Net loss	$(67,270)	$(31,212)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,724)	203
Less tax effect of other comprehensive income (loss) items	1,139	(39)
Other comprehensive (loss) income	(3,585)	164
Comprehensive loss	(70,855)	(31,048)
Less comprehensive loss attributable to Summit Holdings	(404)	(405)
Comprehensive loss attributable to Summit Inc.	$(70,451)	$(30,643)

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net loss	$(67,270)	$(31,212)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	106,354	53,927
Share-based compensation expense	6,720	4,708
Net gain on asset and business disposals	(15,834)	(868)
Non-cash loss on debt financings	5,453	161
Change in deferred tax asset, net	(19,054)	(7,522)
Other	748	26
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(11,127)	20,414
Inventories	(5,302)	(20,960)
Costs and estimated earnings in excess of billings	(1,799)	(7,868)
Other current assets	(1,973)	(3,748)
Other assets	4,839	2,239
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	21,177	20,987
Accrued expenses	(60,842)	(27,968)
Billings in excess of costs and estimated earnings	(1,780)	(1,507)
Tax receivable agreement (benefit) expense	6,227	(531)
Other liabilities	(6,782)	57
Net cash (used in) provided by operating activities	(40,245)	335
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,100,919)	(55,477)
Purchase of intellectual property	(21,400)	—
Purchases of property, plant and equipment	(58,519)	(63,584)
Proceeds from the sale of property, plant and equipment	2,664	1,777
Proceeds from sale of businesses	75,993	—
Other	(1,240)	(1,045)
Net cash used in investing activities	(1,103,421)	(118,329)
Cash flows from financing activities:
Proceeds from debt issuances	1,007,475	—
Debt issuance costs	(17,550)	(1,566)
Payments on debt	(506,392)	(4,414)
Payments on acquisition-related liabilities	(6,124)	(11,374)
Proceeds from stock option exercises	593	15
Other	(9,260)	(5,719)
Net cash provided by (used in) financing activities	468,742	(23,058)
Impact of foreign currency on cash	(1,128)	58
Net decrease in cash and cash equivalents and restricted cash	(676,052)	(140,994)
Cash and cash equivalents and restricted cash—beginning of period	1,174,162	520,451
Cash and cash equivalents and restricted cash—end of period	$498,110	$379,457

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 30, 2023	$876,751	$7,275	119,529,380	$1,196	99	$—	$1,421,813	$9,545	$2,316,580
Net loss	(66,866)	—	—	—	—	—	—	(404)	(67,270)
LP Unit exchanges	—	—	763,243	8	—	—	9,534	(9,542)	—
Other comprehensive loss, net of tax	—	(3,585)	—	—	—	—	—	—	(3,585)
Stock option exercises	—	—	29,216	—	—	—	593	—	593
Class B share cancellation	—	—	—	—	(99)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	6,720	—	6,720
Issuance of Class A Shares	—	—	54,720,000	547	—	—	1,973,203	—	1,973,750
Shares redeemed to settle taxes and other	—	—	412,411	4	—	—	(8,556)	401	(8,151)
Balance - March 30, 2024	$809,885	$3,690	175,454,250	$1,755	—	$—	$3,403,307	$—	$4,218,637

Balance — December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net loss	(30,804)	—	—	—	—	—	—	(408)	(31,212)
LP Unit exchanges	—	—	2,000	—	—	—	21	(21)	—
Other comprehensive income, net of tax	—	161	—	—	—	—	—	3	164
Stock option exercises	—	—	902	—	—	—	15	—	15
Share-based compensation	—	—	—	—	—	—	4,708	—	4,708
Shares redeemed to settle taxes and other	—	—	407,114	4	—	—	(5,680)	(43)	(5,719)
Balance — April 1, 2023	$560,091	$3,245	118,818,671	$1,189	99	$—	$1,403,186	$12,235	$1,979,946

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts or otherwise noted)

1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. (“Summit Inc.” and, together with its subsidiaries, “Summit,” “we,” “us,” “our” or the “Company”) is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mix concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, six cement plants, cement distribution terminals, ready-mix concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company’s three operating and reporting segments are the West, East and Cement segments.

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

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. As of March 30, 2024, Summit Inc. held 100% of the economic interests and voting power of Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering ("IPO"), Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries. Summit Inc. directly and indirectly owns all of the partnership interests of Summit Holdings (see note 11, Stockholders’ Equity). Summit Materials, LLC (“Summit LLC”) an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

On January 12, 2024, Summit completed a combination with Argos North America Corp. ("Argos USA"), Cementos Argos S.A. ("Cementos Argos"), Argos SEM LLC and Valle Cement Investments, Inc. (the "Argos Parties," and together with Argos USA, "Argos"), pursuant to which Summit acquired all of the outstanding equity interests (the "Transaction") of Argos USA from the Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.2 billion of cash, the issuance of 54,720,000 shares of the Summit Inc.'s Class A common stock and one preferred share in a transaction valued at approximately $3.1 billion. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement, dated as of September 7, 2023, contains customary representations and warranties, covenants and agreements, including a Stockholder Agreement. For additional details related to the Transaction, see Note 2, Acquisitions, Dispositions, Goodwill and Intangibles.

Basis of Presentation—These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 30, 2023. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 30, 2024, the results of operations for the three months ended March 30, 2024 and April 1, 2023 and cash flows for the three months ended March 30, 2024 and April 1, 2023.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 24 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Florida, Georgia, Utah, Missouri, and Kansas. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three months ended March 30, 2024 or April 1, 2023.

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

Prior Year Reclassifications — We have reclassified transaction costs of $0.4 million for the three months ended April 1, 2023, from general and administrative expenses to a separate line item included in operating income to conform to the current year presentation. We have also reclassified our deferred tax liabilities of $15.9 million as of December 30, 2023, from other non-current liabilities to a separate line item in long term liabilities.

2.ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLES

Acquisition of Argos USA

On January 12, 2024, Summit completed its acquisition of all of the outstanding equity interests of Argos USA from Argos SEM LLC and Valle Cement Investments, Inc. for total consideration of approximately $3.1 billion. Summit acquired all of the outstanding equity interests of Argos USA in exchange for (i) $1.2 billion of cash (subject to customary adjustments), (ii) 54,720,000 shares of Class A Common Stock and (iii) one share of preferred stock, par value $0.01 per share, of Summit Inc. (together with the Class A Consideration, the “Stock Consideration”).

The Argos USA assets include four integrated cement plants, two grinding facilities, 140 ready-mix concrete plants, eight ports and 10 inland terminals across the East and Gulf Coast regions, with a total installed cement grinding capacity of 9.6 million tons per annum and a total import capacity of 5.4 million tons of cement per annum.

The results of Argos USA’s operations are included in these consolidated financial statements from the closing date of the Transaction. Argos USA revenues and net income included in the consolidated income statement for the period from January 12, 2024 to March 30, 2024 was $352.4 million and $18.9 million, respectively.

The following table includes unaudited pro forma financial information that presents the consolidated results of operations for the three months ended March 30, 2024 and April 1, 2023 as if the Transaction had occurred on January 1, 2023.

	Q1 2024	Q1 2023
Total Revenues	$848,902	$835,396
Net income attributable to Summit Inc.	$(66,269)	$(35,844)

The unaudited pro forma information has been calculated after adjusting the results of Argos USA for the following impacts of the Transaction, among other items:
•Additional depreciation, depletion, and amortization for property, plant, and equipment and intangible assets acquired.
•Interest expense adjustments to reflect the payoff of Argos USA debt obligations and new debt issued by the Company to complete the Transaction.
•Elimination of royalties expenses paid to the parent of Argos USA which will not be incurred post-combination.
•Elimination of historical transaction expenses of Argos USA incurred to pursue an initial public offering.

The Company incurred combination-related costs of $61.3 million in the three months ended March 30, 2024 and none for the three months ended April 1, 2023. These expenses are included in transaction and integration costs on consolidated income statement and are reflected in pro forma net income attributable to Summit Inc. for the three months ended April 1, 2023 in the table above. The pro forma results do not include any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that may result from the combination.

The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the consolidated results of operations of the Company had the combination actually occurred on January 1, 2023, nor of the results of our future operations of the combined business. The pro forma results are based on the preliminary purchase price allocation and will be updated to reflect the final amounts as the allocation is finalized during the measurement period.

Fair value of consideration transferred

Cash consideration	$1,145,463
Fair value of stock consideration issued	1,973,750
Total fair value of consideration transferred	$3,119,213

Summit Inc. issued 54,720,000 shares of common stock and calculated the fair value of stock consideration using a per share price of $36.07 on January 12, 2024, the closing date of the Transaction. The fair value of preferred stock is immaterial.

The preferred stock is non-transferable and has no economic rights or ordinary voting rights. The preferred stock was issued to ensure the Argos Parties’ voting interests are not involuntarily diluted and provides a short window to purchase shares of Class A Common Stock in the market, in certain limited circumstances, to prevent the Argos Parties voting interests from dropping below 25.01% of the total Summit common stock.

Argos USA Preliminary Purchase Price Allocation

The acquisition of all of the outstanding equity interests of Argos USA was accounted for in accordance with Accounting Standards Codification 805, Business Combinations. The identifiable assets acquired and liabilities assumed were recorded at their estimated preliminary acquisition date fair values. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

Purchase Price	$3,119,213

Asset acquired:
Cash and cash equivalents	97,153
Accounts receivable, net	156,195
Inventories	95,448
Other current assets	18,178
Intangible assets, net	100,000
Property, plant and equipment, net	2,447,340
Operating lease right of use assets	55,756
Other assets	52,684

Liabilities assumed:
Accounts payable	(113,929)
Accrued expenses	(73,039)
Current operating lease liabilities	(7,545)
Noncurrent operating lease liabilities	(48,211)
Deferred tax liabilities	(263,530)
Other noncurrent liabilities	(166,233)

Fair value of identifiable net assets acquired	2,350,267
Goodwill	$768,946

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value estimates of assets acquired and liabilities assumed are pending the completion of various items, including obtaining further information regarding the identification and valuation of all assets acquired and liabilities assumed.

Certain of the more significant balances that are not yet finalized include the valuation of property, plant and equipment, intangible assets (including goodwill), inventories, and other working capital accounts, and related income tax considerations. Accordingly, management considers the balances above to be preliminary, and there could be adjustments to the consolidated financial statements in subsequent periods, including changes to depreciation and amortization expense related to the property, plant, and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

The final determination of the fair values of the assets acquired and liabilities assumed will be completed within the measurement period of up to one year from the acquisition date.

The identified intangible assets acquired include Customer Relationships and Contractual Intangible Assets, with preliminary fair values of $85.0 million and $15.0 million, respectively, and expected to be amortized over a weighted average amortization period of 3 and 8 years, respectively.

Goodwill

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of Argos USA, and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination and the goodwill is not deductible for tax purposes. The allocation of goodwill to the Company’s reporting units is not complete and is subject to change during the measurement period. On a preliminary basis, all goodwill was assigned to the Cement reportable segment.

Intellectual Property License Agreement

In connection with the Transaction, the Company and Argos USA entered into an Intellectual Property License Agreement with the Argos Parties pursuant to which the parties will grant each other various intellectual property licenses. Certain intellectual property licenses from the Argos Parties, including the "Argos" trade name in Canada and the United States, are provided on a royalty-fee basis. The $21.4 million fair value of these acquired intangible assets was excluded from consideration transferred and recorded separately from the business combination.

Other Acquisitions

The financial results of each acquisition have been included in the Company’s consolidated results of operations beginning on the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. Goodwill acquired during a business combination has an indefinite life and is not amortized.

The following table summarizes the Company’s other acquisitions by region and period:

	Three months ended	Year ended
	March 30, 2024	December 30, 2023
West*	1	3
East*	—	1
Cement*	—	—
_______________________________________________________________________
* The combination with Argos USA affected all three reporting segments. In addition to the acquisition of all of the outstanding equity interests of Argos USA, we also acquired one aggregates-based operation in our West segment.

The purchase price allocation, primarily the valuation of property, plant and equipment, as well as considerations for contracts assumed in the acquisition, for the acquisitions completed during the three months ended March 30, 2024, as well as the acquisitions completed during 2023 that occurred after April 1, 2023, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Three months ended	Year ended
	March 30, 2024	December 30, 2023
Financial assets	$1,740	$12,747
Inventories	161	6,251
Property, plant and equipment	15,170	125,207
Other assets	333	1,085
Financial liabilities	(903)	(11,973)
Other long-term liabilities	(407)	(802)
Net assets acquired	16,094	132,515
Goodwill	36,515	108,590
Purchase price	52,609	241,105
Other	—	(1,597)
Net cash paid for acquisitions	$52,609	$239,508

Changes in the carrying amount of goodwill, by reportable segment, from December 30, 2023 to March 30, 2024 are summarized as follows:

	West	East	Cement	Total
Balance—December 30, 2023	$658,704	$361,501	$204,656	$1,224,861
Acquisitions (1)	36,101	—	768,946	805,047
Dispositions (2)	—	(37,938)	—	(37,938)
Foreign currency translation adjustments	(1,488)	—	—	(1,488)
Balance—March 30, 2024	$693,317	$323,563	$973,602	$1,990,482
_______________________________________________________________________
(1) Reflects goodwill from 2024 acquisitions and working capital adjustments from prior year acquisitions.
(2) Reflects goodwill derecognition from dispositions completed during 2024.

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

	March 30, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$38,677	$(6,089)	$32,588	$38,677	$(5,691)	$32,986
Mineral leases	17,375	(7,498)	9,877	17,778	(7,676)	10,102
Reserve rights	25,586	(5,226)	20,360	25,586	(5,020)	20,566
Intellectual property	21,400	(2,339)	19,061	—	—	—
Other	104,884	(7,183)	97,701	5,012	(585)	4,427
Total intangible assets	$207,922	$(28,335)	$179,587	$87,053	$(18,972)	$68,081

Amortization expense totaled $9.2 million and $0.9 million for the three months ended March 30, 2024 and April 1, 2023, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to March 30, 2024 is as follows:

2024 (nine months)	$33,705
2025	44,713
2026	34,345
2027	6,629
2028	5,707
2029	4,999
Thereafter	49,489
Total	$179,587
During the first quarter of 2024, we sold two businesses in the East segment, resulting in total proceeds of $76.0 million and a net gain on disposition of $15.0 million.

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

Revenue by product for the three months ended March 30, 2024 and April 1, 2023 is as follows:

	Three months ended
	March 30, 2024	April 1, 2023
Revenue by product*:
Aggregates	$145,511	$143,653
Cement	224,097	49,013
Ready-mix concrete	312,047	138,778
Asphalt	27,985	26,635
Paving and related services	40,922	27,184
Other	54,453	50,125
Total revenue	$805,015	$435,388
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of March 30, 2024 and December 30, 2023:

	March 30, 2024	December 30, 2023
Trade accounts receivable	$441,049	$228,697
Construction contract receivables	15,110	51,567
Retention receivables	10,649	13,541
Receivables from related parties	518	—
Accounts receivable	467,326	293,805
Less: Allowance for doubtful accounts	(12,676)	(6,553)
Accounts receivable, net	$454,650	$287,252

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of March 30, 2024 and December 30, 2023:

	March 30, 2024	December 30, 2023
Aggregate stockpiles	$172,593	$165,272
Finished goods	85,921	43,122
Work in process	22,507	10,702
Raw materials	57,480	22,254
Total	$338,501	$241,350

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 30, 2024 and December 30, 2023:

	March 30, 2024	December 30, 2023
Interest	$43,210	$27,593
Payroll and benefits	29,616	63,888
Finance lease obligations	4,698	4,020
Insurance	34,653	25,277
Current portion of accrued taxes and TRA liability	23,317	11,042
Deferred asset purchase payments	7,269	5,903
Professional fees	6,580	2,036
Other (1)	42,433	31,932
Total	$191,776	$171,691
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of March 30, 2024 and December 30, 2023:

	March 30, 2024	December 30, 2023
Term Loan, due 2029:
$1,010.0 million and $504.5 million, net of $2.4 million and $4.0 million discount at March 30, 2024 and December 30, 2023, respectively	$1,007,601	$500,473
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
7 1⁄4% Senior Notes, due 2031	800,000	800,000
Total	2,807,601	2,300,473
Current portion of long-term debt	7,575	3,822
Long-term debt	$2,800,026	$2,296,651

The contractual payments of long-term debt, including current maturities, for the five years subsequent to March 30, 2024, are as follows:

2024 (nine months)	$5,050
2025	12,625
2026	10,100
2027	310,100
2028	10,100
2029	1,662,025
Thereafter	800,000
Total	2,810,000
Less: Original issue net discount	(2,399)
Less: Deferred financing costs	(27,317)
Total debt	$2,780,284

Senior Notes— On December 14, 2023, Summit LLC and Summit Finance (together, the “Issuers”) issued $800.0 million in aggregate principal amount of 7.250% senior notes due January 15, 2031 (the “2031 Notes”). The 2031 Notes were issued at 100.0% of their par value with proceeds of $788.3 million, net of related fees and expenses. The 2031 Notes were issued under an indenture dated as of December 14, 2023 (the "2031 Notes Indenture"). The 2031 Notes Indenture contains covenants limiting, among other things, Summit LLC and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The 2031 Notes Indenture also contains customary events of default. The gross proceeds of the 2031 Notes were held in escrow as of December 30, 2023 as the proceeds were restricted to use for the cash consideration for the Transaction. The proceeds were released upon closing of the Transaction on January 12, 2024. Interest on the 2031 Notes is payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2024.

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

As of March 30, 2024 and December 30, 2023, the Company was in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities—

On January 12, 2024, Summit Materials, LLC entered into Amendment No. 7 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things:

(1) established new term loans in an aggregate principal amount of $1.010 billion (the "Term Loan Facility") bearing interest, at Summit LLC’s option, based on either the base rate or Term SOFR rate and an applicable margin of (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero, resulting in a current interest rate as of March 30, 2024 of 7.83%. Amendment No. 7 also extended the maturity date for the Term Loan Facility to January 12, 2029. In addition, the new term loan is subject to a 1.00% prepayment premium in respect of any principal amount repaid in connection with certain repricing transactions occurring within six months following the Amendment No. 7 Effective Date and requires quarterly amortization payments of 0.25% of the principal amount of the Term Loan Facility on the Amendment No. 7 effective date and due on the last business day or each March, June, September and December, commencing with the June 2024 payment. The proceeds of the new term loans were used to (i) fund a portion of the cash consideration in connection with the closing of the Transaction, (ii) refinance the $504.5 million prior term loans outstanding, resulting in charges of $5.5 million which were recognized for the three months ended March 30, 2024, which included charges of $4.0 million for the write-off of original issue discount and $1.5 million for the write-off of deferred financing fees and (iii) pay fees, commissions and expenses in connection with the foregoing;

(2) in respect of the revolving credit facility thereunder (the “Revolving Credit Facility”), (a) increased the total aggregate commitments under the Revolving Credit Facility from $395.0 million to $625.0 million and (b) reduced the applicable margin (with no leverage-based step downs) to (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero; and

(3) modified certain covenants to provide greater flexibility for Summit LLC under the Credit Agreement.

The revolving credit facility matures on January 10, 2028, provided that if more than $125 million of the 2027 Notes are outstanding as of December 14, 2026, then the maturity date of the revolving credit facility will be December 14, 2026. There were no outstanding borrowings under the revolving credit facility as of March 30, 2024 and December 30, 2023, with borrowing capacity of $604.1 million remaining as of March 30, 2024, which is net of $20.9 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities. In connection with the combination with Argos USA described above, Summit assumed a letter of credit related to Argos USA's workers compensation claims and insurance liabilities equal to $11.4 million which expires August 2024.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of March 30, 2024 and December 30, 2023, Summit LLC was in compliance with all financial covenants.

Summit LLC’s wholly-owned domestic subsidiary companies, subject to certain exclusions and exceptions, are named as subsidiary guarantors of the Senior Notes and the Senior Secured Credit Facilities. In addition, Summit LLC has pledged substantially all of its assets as collateral, subject to certain exclusions and exceptions including a real property exception, for the Senior Secured Credit Facilities.

In September 2023, in connection with our agreement to acquire all of the outstanding equity interests of Argos USA, we obtained a $1.3 billion 364-day term loan bridge facility commitment from various financial institutions. The term loan bridge facility expired unused upon the closing of the Transaction in January 2024.

The following table presents the activity for the deferred financing fees for the three months ended March 30, 2024 and April 1, 2023:

Deferred financing fees
Balance—December 30, 2023	$14,463
Loan origination fees	17,550
Amortization	(1,550)
Write off of deferred financing fees	(1,462)
Balance—March 30, 2024	$29,001

Balance—December 31, 2022	$11,489
Loan origination fees	1,566
Amortization	(616)
Write off of deferred financing fees	(160)
Balance—April 1, 2023	$12,279

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with HSBC Bank Canada, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20% and (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of March 30, 2024 or December 30, 2023, which may be terminated upon demand.

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

Our income tax benefit was $11.1 million and $6.5 million in the three months ended March 30, 2024 and April 1, 2023, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) basis differences in assets divested, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) state taxes, (4) various other items such as limitations on meals and entertainment, certain stock compensation, non-deductible compensation paid to covered employees, and other costs.

As of each of March 30, 2024 and December 30, 2023, Summit Inc. had a valuation allowance of $1.1 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three months ended March 30, 2024 and April 1, 2023.

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

In the three months ended March 30, 2024, all of the remaining 763,243 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock and the Company recorded an increase in the TRA liability of approximately $6.7 million related to the exchanges.

Tax Distributions – The holders of Summit Holdings’ LP Units, including Summit Inc., incur U.S. federal, state and local income taxes on their share of any taxable income of Summit Holdings. The limited partnership agreement of Summit

Holdings provides for pro rata cash distributions (“tax distributions”) to the holders of the LP Units in an amount generally calculated to provide each holder of LP Units with sufficient cash to cover its tax liability in respect of the LP Units. In general, these tax distributions are computed based on Summit Holdings’ estimated taxable income allocated to Summit Inc. multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate in New York, New York. No tax distributions were made by Summit Holdings in the three months ended March 30, 2024.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended
	March 30, 2024	April 1, 2023
Net loss attributable to Summit Inc.	$(66,866)	$(30,804)

Weighted average shares of Class A stock outstanding	167,446,041	118,564,556
Add: Nonvested restricted stock awards of retirement eligible shares	65,534	115,100
Weighted average shares outstanding	167,511,575	118,679,656
Basic loss per share	$(0.40)	$(0.26)

Diluted net loss attributable to Summit Inc.	$(66,866)	$(30,804)

Weighted average shares outstanding	167,511,575	118,679,656
Add: weighted average of LP Units	—	—
Add: stock options	—	—
Add: warrants	—	—
Add: restricted stock units	—	—
Add: performance stock units	—	—
Weighted average dilutive shares outstanding	167,511,575	118,679,656
Diluted loss per share	$(0.40)	$(0.26)

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended
	March 30, 2024	April 1, 2023
Antidilutive shares:
LP Units	511,565	1,311,257
Time-vesting stock options	239,429	279,680
Warrants	31,519	31,519
Time-vesting restricted stock units	1,186,426	1,051,844
Market-based restricted stock units	550,165	439,704

9.STOCKHOLDERS’ EQUITY

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. As of March 30, 2024, there was $149.0 million available for purchase, upon which they will be retired.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 30, 2023	119,529,380	763,243	120,292,623	99.4%
Exchanges during period	763,243	(763,243)	—
Stock option exercises	29,216	—	29,216
Issuance of Class A common stock	54,720,000	—	54,720,000
Other equity transactions	412,411	—	412,411
Balance — March 30, 2024	175,454,250	—	175,454,250	100.0%

Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	2,000	(2,000)	—
Stock option exercises	902	—	902
Other equity transactions	407,114	—	407,114
Balance — April 1, 2023	118,818,671	1,310,004	120,128,675	98.9%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 0.0% and 0.6% as of March 30, 2024 and December 30, 2023, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — December 30, 2023	$6,840	$435	$7,275
Foreign currency translation adjustment, net of tax	—	(3,585)	(3,585)
Balance — March 30, 2024	$6,840	$(3,150)	$3,690

Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Foreign currency translation adjustment, net of tax	—	161	161
Balance — April 1, 2023	$6,356	$(3,111)	$3,245

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three months ended
	March 30, 2024	April 1, 2023
Cash payments:
Interest	$32,422	$37,970
Payments for income taxes, net	2,623	2,088
Operating cash payments on operating leases	4,846	2,402
Operating cash payments on finance leases	694	149
Finance cash payments on finance leases	1,572	4,011
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$29,281	$21,911
Right of use assets obtained in exchange for operating lease obligations	62,305	679
Right of use assets obtained in exchange for finance leases obligations	26,235	413
Exchange of LP Units to shares of Class A common stock	32,633	60
Issuance of Class A common stock	1,973,750	—

On January 12, 2024, Summit completed a combination with Argos USA, Cementos Argos, Argos SEM LLC and Valle Cement Investments, Inc., pursuant to which Summit acquired all of the outstanding equity interests of Argos USA from the Argos SEM LLC and Valle Cement Investments, Inc.. Non-cash transactions related to the combination includes issuance of 54,720,000 shares of Summit Inc.'s Class A common stock and 1 preferred share.

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

	Three months ended
	March 30, 2024	April 1, 2023
Operating lease cost	$6,029	$2,641
Variable lease cost	1,665	30
Short-term lease cost	9,322	7,270
Financing lease cost:
Amortization of right-of-use assets	1,459	818
Interest on lease liabilities	645	148
Total lease cost	$19,120	$10,907

	March 30, 2024	December 30, 2023
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets	$89,251	$36,553

Current operating lease liabilities	$16,745	$8,596
Noncurrent operating lease liabilities	78,618	33,230
Total operating lease liabilities	$95,363	$41,826
Finance leases:
Property and equipment, gross	$53,619	$30,136
Less accumulated depreciation	(11,715)	(12,088)
Property and equipment, net	$41,904	$18,048

Current finance lease liabilities	$4,698	$4,020
Long-term finance lease liabilities	32,189	14,357
Total finance lease liabilities	$36,887	$18,377

Weighted average remaining lease term (years):
Operating leases	7.7	8.4
Finance lease	10.6	6.0

Weighted average discount rate:
Operating leases	7.1%	5.1%
Finance leases	8.1%	7.7%

Maturities of lease liabilities, as of March 30, 2024, were as follows:
	Operating Leases	Finance Leases
2024 (nine months)	$17,288	$5,734
2025	20,808	6,570
2026	17,554	5,072
2027	14,089	4,870
2028	10,906	4,627
2029	9,407	4,477
Thereafter	33,031	24,743
Total lease payments	123,083	56,093
Less imputed interest	(27,720)	(19,206)
Present value of lease payments	$95,363	$36,887

12.COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising from its ordinary course of business activities. In the opinion of management, these actions will not have a material effect on the Company’s financial position, results of operations or liquidity. The Company’s policy is to record legal accruals when the outcome is probable and can be reasonably estimated and to record legal fees as incurred.

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

On January 4, 2021, prior to our transaction date, our subsidiary Argos USA entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) related to the sale of ready-mix concrete in the greater Savannah, Georgia area by a small number of employees who joined the Company in October 2011 and were subsequently terminated. Pursuant to the DPA, Argos USA paid a monetary penalty of $20.0 million and was required, among other things, to periodically review and update its antitrust compliance program. The three-year term of the DPA expired on January 4, 2024. As Argos USA fully complied with the terms of the DPA, on January 18, 2024, following the conclusion of the DPA’s three-year term, the United States District Court for the Southern District of Georgia dismissed the criminal charge that was filed against the company in January 2021. Argos USA’s failure to comply with the terms and conditions of the DPA could result in additional criminal prosecution or penalties as well as continued expenses in defending these proceedings. In addition, Argos USA has been named a defendant in a putative class action filed under the caption Pro Slab, Inc. et al. v. Argos USA LLC et al. on behalf of purchasers of ready-mix concrete on November 22, 2017 in the U.S. District Court for the District of South Carolina and includes allegations of price-fixing, market allocation and other anti-competitive practices in the Savannah, Georgia and Charleston, South Carolina markets, seeking monetary damages and other remedies. This case was stayed on February 9, 2022 pending the resolution of the same criminal indictments, and only limited, written discovery may proceed while this stay is in effect.

On June 13, 2023, prior to our transaction date, Argos USA entered into a settlement and compliance agreement with the Federal Highway Administration of the U.S. Department of Transportation that requires, among other things, appointment of an independent monitor until June 2025 to monitor, among other things, bids or awards of publicly funded contracts in Georgia and South Carolina for our ready-mix and cement business, as well as our code of business conduct, antitrust compliance policy, and antitrust compliance program.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of March 30, 2024 and December 30, 2023, $45.3 million and $44.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $5.9 million and $5.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of March 30, 2024 and December 30, 2023 were $173.3 million and $141.8 million, respectively.

Payment In Lieu Of Taxes (“PILOT”) Agreement — In connection with the Transaction, Summit assumed a PILOT agreement related to the Martinsburg, West Virginia cement plant entered into by Argos USA pursuant to an acquisition that occurred in 2016. This agreement, which includes a continuing employment base requirement and other requirements, is in effect through fiscal year 2034. Under this agreement, certain property was conveyed to the West Virginia Economic Development Authority in exchange for certain local tax incentives. The $460.0 million receivable from the municipality related to the conveyance of the property, and the $460.0 million liability associated with the financing, have been offset in the consolidated balance sheets as the opening balance sheet. The annual payment related to the financing, and receipts related to the conveyance of the property for year-ended December 30, 2023 approximated $27.1 million.

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

The fair value of contingent consideration as of March 30, 2024 and December 30, 2023 was:

	March 30, 2024	December 30, 2023
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$1,701	$139
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$7,727	$9,254

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of March 30, 2024 and April 1, 2023.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of March 30, 2024 and December 30, 2023 was:

	March 30, 2024		December 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$2,826,313	$2,807,601	$2,329,606	$2,300,473
Level 3
Current portion of deferred consideration and noncompete obligations(2)	7,292	7,292	6,868	6,868
Long term portion of deferred consideration and noncompete obligations(3)	12,928	12,928	18,767	18,767
(1)$7.6 million and $3.8 million was included in current portion of debt as of March 30, 2024 and December 30, 2023, respectively.
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
The following tables display selected financial data for the Company’s reportable business segments as of March 30, 2024 and December 30, 2023 and for the three months ended March 30, 2024 and April 1, 2023:

	Three months ended
	March 30, 2024	April 1, 2023
Revenue*:
West	$304,538	$250,882
East	268,694	130,389
Cement	231,783	54,117
Total revenue	$805,015	$435,388
*Intercompany sales are immaterial and the presentation above only reflects sales to external customers.

	Three months ended
	March 30, 2024	April 1, 2023
Loss from operations before taxes	$(78,335)	$(37,678)
Interest expense	51,892	27,420
Depreciation, depletion and amortization	94,963	50,188
Accretion	1,008	706
Loss on debt financings	5,453	493
Gain on sale of businesses	(14,985)	—
Non-cash compensation	6,720	4,708
Argos USA acquisition and integration costs	61,294	—
Other	(6,785)	(4,636)
Total Adjusted EBITDA	$121,225	$41,201

Total Adjusted EBITDA by Segment:
West	$43,400	$32,678
East	37,476	18,852
Cement	59,454	10
Corporate and other	(19,105)	(10,339)
Total Adjusted EBITDA	$121,225	$41,201

	Three months ended
	March 30, 2024	April 1, 2023
Purchases of property, plant and equipment
West	$25,844	$38,174
East	16,224	15,518
Cement	12,036	6,996
Total reportable segments	54,104	60,688
Corporate and other	4,415	2,896
Total purchases of property, plant and equipment	$58,519	$63,584

	Three months ended
	March 30, 2024	April 1, 2023
Depreciation, depletion, amortization and accretion:
West	$30,338	$26,373
East	23,081	15,535
Cement	40,705	7,998
Total reportable segments	94,124	49,906
Corporate and other	1,847	988
Total depreciation, depletion, amortization and accretion	$95,971	$50,894

	March 30, 2024	December 30, 2023
Total assets:
West	$1,970,633	$1,837,214
East	1,608,962	1,171,944
Cement	4,032,512	904,508
Total reportable segments	7,612,107	3,913,666
Corporate and other	517,793	1,235,916
Total	$8,129,900	$5,149,582

15.RELATED PARTY TRANSACTIONS

As part of the combination with Argos USA, we entered into several agreements with affiliates of Cementos Argos as follows:

We entered into agreements whereby Cementos Argos or an affiliate of Cementos Argos provides various administrative and technical services. The technical service agreement can be terminated with six months advance notice, while the support services agreement expires January 2026. During the first quarter 2024, we paid $0.3 million under these agreements and is included in general and administrative costs in our statement of operations.

We also entered into a cement supply agreement with Cementos Argos with an initial term expiring December 31, 2028. Under this agreement, we will purchase a minimum volume of 425,000 metric tons of cement from an affiliate of Cementos Argos. The purchase price of the cement will be at market prices based on third party quotes. In the first quarter of 2024, we purchased $9.1 million of cement under the cement supply agreement. Cement purchases are capitalized into inventory on the consolidated balance sheet.

We also entered into various agreements whereby an affiliate of Cementos Argos will provide logistics support for importing cement to our terminals. During the first quarter of 2024, we paid the affiliate $5.0 million under the logistics supply agreement, and these costs are capitalized into inventory on our consolidated balance sheet.

We entered into a master purchase agreement where by we will utilize the services of an affiliate of Cementos Argos to negotiate and coordinate supply agreements with international suppliers for the purchase of cement and other materials. This agreement expires December 31, 2025. During the first quarter of 2024, we paid $0.3 million under the master purchase agreement, and these costs are capitalized into inventory on our consolidated balance sheet.

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

Overview

Summit’s vision is to be the most socially responsible, integrated construction materials solution provider, collaborating with stakeholders to deliver differentiated innovations and solve our customers’ challenges. Within our markets, we strive to be a market leader by offering customers a single-source provider for construction materials and related vertically integrated downstream products. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply to surrounding states along the Mississippi River from Minnesota to Southeast Gulf States. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertically integrated business model creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

We are organized into nine operating companies that make up our three distinct operating segments: West, East and Cement. We operate in 24 U.S. states and in British Columbia, Canada and currently have assets in 27 U.S. states and in British Columbia, Canada. The map below illustrates our geographic footprint.

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

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows state departments of transportation to plan for their long-term highway construction and maintenance needs. The Infrastructure Investment and Jobs Act (" IIJA") was signed into law on November 15, 2021. The IIJA provides $1.2 trillion in funding over five years from 2022 through 2026, which includes $347.8 billion for highways, and $91.0 billion for transit.

In 2023, approximately 62% of our revenue was derived from the private construction market, and the remaining revenue from the public markets. We believe the percentage of revenue derived from the private construction market will increase slightly as a result of the combination with Argos North America Corp. ("Argos USA"). We believe residential activity in our key markets will continue to be a driver for volumes in future periods. Funding for public infrastructure projects is expected to remain a high priority.

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our six largest states by revenue, Texas, Florida, Georgia, Utah, Missouri, and Kansas, the following is a summary of key funding initiatives in those states:

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

•The baseline appropriations to the Florida Department of Transportation total $15.2 billion, a 10.4% increase over baseline fiscal 2023 appropriations, when incorporating the IIJA amendment.

•Appropriations to the Georgia Department of Transportation total $3.9 billion for fiscal 2024, a 2.4% increase over the original fiscal 2023 budget.

•The state of Utah anticipates transportation funding of approximately $3.0 billion in fiscal year 2024, 12% higher than 2023 levels.

•The state budget for the Missouri Department of Transportation grew by 17% between fiscal year 2023 and fiscal year 2024, from $3.51 billion to $4.11 billion.

•The Governor's Budget for the Kansas Department of Transportation totals $2.32 billion for fiscal year 2024.

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products used by us, and by our customers, in the private construction and public infrastructure industries are used outdoors. Our highway operations and production and distribution facilities are also located outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall, and major weather events such as hurricanes, tornadoes, tropical storms, heavy snows and flooding, can adversely affect our business and operations through a decline in both the use of our products and demand for our services. In addition, construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of our fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of our fiscal year typically has lower levels of activity due to weather conditions.

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

Combination with Argos USA

In January 2024, we completed a combination with Argos USA, Cementos Argos S.A. (“Cementos Argos”), Argos SEM LLC and Valle Cement Investments, Inc. pursuant to which Summit acquired all of the outstanding equity interests (the "Transaction") of Argos USA from Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.2 billion of cash, the issuance of 54.7 million shares of our Class A common stock and one preferred share in a transaction valued at approximately $3.1 billion. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement contains customary representations and warranties, covenants and agreements, including entry into a stockholder agreement. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility. Argos USA is among the largest cement producers with four integrated cement plants and approximately 140 ready-mix plants in the Southeast, Mid-Atlantic and Texas geographies.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023, and certain other highlights include:

•On January 12, 2024, Summit acquired all of the outstanding equity interests in Argos USA for a value of approximately $3.1 billion.
•Net revenue increased $366.0 million in the three months ended March 30, 2024, primarily resulting from the Transaction, as well as increases in average sales prices, which more than offset reduced volumes due to divestitures completed in 2023.
•Our operating loss increased $29.4 million in the three months ended March 30, 2024, respectively. We incurred greater general and administrative expenses, depreciation, depletion, amortization and accretion expenses all as a result of the Transaction, as well as $61.3 million of transaction and integration costs related to the Transaction, which reduced our operating income.
•In the three months ended March 30, 2024, average sales price increased 10.8%, 3.2%, 12.5% and 7.0% in aggregates, cement, ready-mix and asphalt, respectively.
•In the three months ended March 30, 2024, sales volume decreased 7.3% in aggregates, increased 416.0% in cement, increased 99.5% in ready-mix concrete and decreased 1.8% in asphalt. The increased sales volumes for cement and ready-mix concrete was primarily due to the combination with Argos USA.
•In the three months ended March 30, 2024, Summit Materials, LLC entered into Amendment No.7 to the credit agreement governing our senior secured credit facilities (the "Credit Agreement") and established new terms loans in an aggregate amount of $1.010 billion. Summit Materials, LLC increased the total aggregate commitments under our revolving credit facility from $395.0 million to $625.0 million.
•In the three months ended March 30, 2024, we sold two businesses, resulting in total proceeds of $76.0 million and a net gain on disposition of $15.0 million.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three months ended March 30, 2024 and April 1, 2023.

	Three months ended
	March 30, 2024	April 1, 2023
($ in thousands)
Net revenue	$773,229	$407,270
Delivery and subcontract revenue	31,786	28,118
Total revenue	805,015	435,388
Cost of revenue (excluding items shown separately below)	624,011	354,037
General and administrative expenses	68,526	45,998
Depreciation, depletion, amortization and accretion	95,971	50,894
Transaction and integration costs	62,208	364
Gain on sale of property, plant and equipment	(848)	(430)
Operating loss	(44,853)	(15,475)
Interest expense	51,892	27,420
Loss on debt financings	5,453	493
Gain on sale of businesses	(14,985)	—
Other income, net	(8,878)	(5,710)
Loss from operations before taxes	(78,335)	(37,678)
Income tax benefit	(11,065)	(6,466)
Net loss	$(67,270)	$(31,212)

Three months ended March 30, 2024 compared to the three months ended April 1, 2023

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Net revenue	$773,229	$407,270	$365,959	89.9%
Operating loss	(44,853)	(15,475)	(29,378)	(189.8)%
Operating margin percentage	(5.8)%	(3.8)%
Adjusted EBITDA (1)	$121,225	$41,201	$80,024	194.2%
Adjusted EBITDA Margin (1)	15.7%	10.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue increased $366.0 million in the three months ended March 30, 2024, primarily resulting from the Transaction as well as organic price increases across all lines of business. In the three months ended March 30, 2024, we recognized $378.5 million of revenue from our recent acquisitions which more than offset a decrease of $21.7 million in net revenue related to divestitures. Of the increase in net revenue, $176.9 million was from increased sales of materials, $179.6 million from increased sales of products, and $9.4 million from increased service revenue. Our organic volumes declined 8.3%, 2.7% and 15.1% in aggregates, cement and ready-mix concrete, respectively, while our organic asphalt volumes increased 9.4%. The organic volume decreases for aggregates and ready-mix were primarily attributable to unfavorable winter weather and reduced activity in residential markets in our West segment. We had organic price growth in our aggregates, cement, ready-mix and asphalt lines of business of 10.4%, 5.6%, 8.3% and 5.8%, respectively, during the first three months of 2024.

Operating loss increased by $29.4 million in the three months ended March 30, 2024. In the three months ended March 30, 2024, we incurred $62.2 million of transaction costs, which were mostly incorporated into the $61.3 million related to acquisition and integration costs related to our combination with Argos USA.

Our operating margin percentage for the three months ended March 30, 2024 decreased from (3.8)% to (5.8)%, from the comparable period a year ago, due to the factors noted above, notably the transaction and integration costs related to our combination with Argos USA. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $80.0 million in the three months ended March 30, 2024, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Revenue by product*:
Aggregates	$173,497	$168,937	$4,560	2.7%
Cement	264,492	49,742	214,750	431.7%
Ready-mix concrete	312,155	139,144	173,011	124.3%
Asphalt	28,119	26,717	1,402	5.2%
Paving and related services	55,399	40,717	14,682	36.1%
Other	(28,647)	10,131	(38,778)	(382.8)%
Total revenue	$805,015	$435,388	$369,627	84.9%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three months ended
	March 30, 2024		April 1, 2023
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	11,654	$14.89	12,572	$13.44	(7.3)%	10.8%
Cement	1,739	152.11	337	147.41	416.0%	3.2%
Ready-mix concrete	1,897	164.59	951	146.29	99.5%	12.5%
Asphalt	319	88.09	325	82.33	(1.8)%	7.0%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $4.6 million in the three months ended March 30, 2024. In the three months ended March 30, 2024, we had strong organic price increases which were partially offset by a decrease in organic aggregate volumes. Organic aggregate volumes decreased 8.3% in the first three months of 2024 as compared to the same period a year ago, primarily due to unfavorable weather conditions in certain geographies noted below. Aggregates average sales price of $14.89 per ton increased 10.8% in the first three months of 2024 as compared to the first three months of 2023, due to pricing actions designed to more than offset current inflationary conditions. We continue to focus on pricing to what local market conditions will allow.

Revenue from cement increased $214.8 million in the three months ended March 30, 2024 primarily due to our combination with Argos USA. In the three months ended March 30, 2024, organic cement average sales prices increased 5.6%.

Revenue from ready-mix concrete increased $173.0 million in the three months ended March 30, 2024 primarily due to our combination with Argos USA. In the three months ended March 30, 2024, our organic ready-mix volumes decreased 15.1% and our organic average sales prices increased 8.3%.

Revenue from asphalt increased $1.4 million in the three months ended March 30, 2024. In the first three months of 2024, organic volumes increased by 9.4% due to increases in our North Texas and Intermountain West markets. In the first three months of 2024, organic pricing increased 5.8%, with strong pricing gains across all our major markets.

Other Financial Information

Transaction and Integration Costs

Our transaction and integration costs were $62.2 million and $0.4 million in the three months ended March 30, 2024 and April 1, 2023, respectively. In the three months ended March 30, 2024, $61.3 million of the transaction and integration costs were related to costs associated with the Transaction.

Interest Expense

Our interest expense was $51.9 million and $27.4 million in the three months ended March 30, 2024 and April 1, 2023, respectively. Our total debt balance has increased period over period due to the increased debt levels related to the Transaction, resulting in higher interest expense in 2024, which is expected to continue during the rest of 2024.

Income Tax Expense

Our income tax benefit was $11.1 million and income tax benefit was $6.5 million in the three months ended March 30, 2024 and April 1, 2023, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) basis differences in assets divested, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) state taxes, (4) various other items such as limitations on meals and entertainment, certain stock compensation, non-deductible compensation paid to covered employees, and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of each of March 30, 2024 and December 30, 2023, Summit Inc. had a valuation allowance of $1.1 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Net revenue	$283,605	$234,370	$49,235	21.0%
Operating income	12,618	5,713	6,905	120.9%
Operating margin percentage	4.4%	2.4%
Adjusted EBITDA (1)	$43,400	$32,678	$10,722	32.8%
Adjusted EBITDA Margin (1)	15.3%	13.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $49.2 million for the three months ended March 30, 2024 due to revenue increases across all lines of business and from the impact of the Transaction. Organic aggregates average sales prices increased 9.0% in the three months ended March 30, 2024, as price increases were implemented across all geographies. Organic aggregate volumes decreased 8.7% in the three month period due, in part, to unfavorable weather conditions in our South Texas market more than offsetting favorable weather in our Intermountain West market, as compared to the first three months of

2023. Organic ready-mix concrete volumes decreased 16.8% and our organic ready-mix concrete average sales prices increased 8.5% in the first three months of 2024. As we expected, higher mortgage interest rates are beginning to impact nonresidential in the Intermountain West and South Texas markets. These conditions are affecting, to varying degrees, our two largest markets, Houston and Salt Lake City.

The West segment’s operating income increased $6.9 million in the three months ended March 30, 2024. Adjusted EBITDA increased $10.7 million in the three months ended March 30, 2024 due to the price increases noted above and from the impact of the acquisition of $10.6 million Argos USA ready-mix concrete plants in the Houston market. Adjusted EBITDA margin increased to 15.3% from 13.9% during the three months ended March 30, 2024. The operating margin percentage in the West segment increased in the three months ended March 30, 2024 due to increases in our average sales prices and improved operating efficiencies resulting from better weather conditions in 2024.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Revenue by product*:
Aggregates	$82,044	$80,514	$1,530	1.9%
Ready-mix concrete	159,659	123,256	36,403	29.5%
Asphalt	27,703	23,761	3,942	16.6%
Paving and related services	54,406	37,392	17,014	45.5%
Other	(19,274)	(14,041)	(5,233)	(37.3)%
Total revenue	$304,538	$250,882	$53,656	21.4%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three months ended March 30, 2024 from the three months ended April 1, 2023 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	(7.4)%	10.0%
Ready-mix concrete	21.9%	6.4%
Asphalt	10.1%	5.6%

Revenue from aggregates in the West segment increased $1.5 million in the three months ended March 30, 2024. Aggregates pricing for the three months ended March 30, 2024 increased 10.0%, when compared to the same period in 2023. Increased average sales prices more than offset a 7.4% decrease in sales volumes in the first quarter of 2024. In the three months ended March 30, 2024, aggregate volumes decreased in our British Columbia and South Texas markets, which more than offset increases in our Intermountain West and North Texas markets.

Revenue from ready-mix concrete in the West segment increased $36.4 million in the three months ended March 30, 2024 primarily resulting from the acquisition of the Argos USA ready-mix plants in the Houston market. For the three months ended March 30, 2024, our organic ready-mix concrete volumes decreased 16.8%, partially offset by increased organic ready-mix concrete prices of 8.5%. For the three months ended March 30, 2024, our organic ready-mix concrete volumes decreased due to unfavorable weather in our South Texas market and reduced residential demand in our North Texas market.

Revenue from asphalt in the West segment increased $3.9 million in the three months ended March 30, 2024. For the three months ended March 30, 2024, asphalt volumes increased 10.1%, due primarily to growth in our North Texas and Intermountain West markets. Average sales prices for asphalt increased 5.6% in the three months ended March 30, 2024. Revenue for paving and related services in the West segment increased by $17.0 million in the three months ended March 30, 2024.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 30, 2024 was approximately $24.0 million and 17.8 million, respectively.

East Segment

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Net revenue	$257,841	$118,783	$139,058	117.1%
Operating income	13,992	2,964	11,028	372.1%
Operating margin percentage	5.4%	2.5%
Adjusted EBITDA (1)	$37,476	$18,852	$18,624	98.8%
Adjusted EBITDA Margin (1)	14.5%	15.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $139.1 million in the three months ended March 30, 2024, as compared to the same period a year ago, primarily due to the impact of the Transaction. Operating income increased $11.0 million in the three months ended March 30, 2024, as increases in average sales prices exceeded inflationary increases in our cost of revenue. Adjusted EBITDA increased $18.6 million in the three months ended March 30, 2024, which more than offset the negative impact to Adjusted EBITDA from two divestitures totaling $2.6 million. Operating income margin increased to 5.4% from 2.5% in the three months ended March 30, 2024, as compared to the same period a year ago. Adjusted EBITDA Margin decreased to 14.5% from 15.9% in the three months ended March 30, 2024, as compared to the same period a year ago, due to higher contribution from our acquired ready-mix concrete operations.

Gross revenue by product/ service was as follows:

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Revenue by product*:
Aggregates	$91,453	$88,423	$3,030	3.4%
Ready-mix concrete	152,496	15,888	136,608	859.8%
Asphalt	416	2,956	(2,540)	(85.9)%
Paving and related services	993	3,325	(2,332)	(70.1)%
Other	23,336	19,797	3,539	17.9%
Total revenue	$268,694	$130,389	$138,305	106.1%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three months ended March 30, 2024 from the three months ended April 1, 2023 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Aggregates	(7.2)%	11.5%
Ready-mix concrete	663.5%	25.5%
Asphalt	(89.7)%	32.5%

Revenue from aggregates in the East segment increased $3.0 million in the three months ended March 30, 2024, as compared to the same period a year ago. Aggregate pricing increased 11.5% in the three months ended March 30, 2024, primarily due to price increases in our Missouri and Kansas markets. Aggregate volumes in the three months ended March 30, 2024 decreased 7.2%, primarily due to unfavorable weather and reduced demand in our Kansas markets.

Revenue from ready-mix concrete in the East segment increased $136.6 million as ready-mix concrete volumes increased 663.5% in the three months ended March 30, 2024, as compared to the same period in 2023, primarily due to the acquisition of the Argos USA ready-mix concrete operations notably in Florida, Georgia and the Carolinas. In the three months ended March 30, 2024, our ready-mix concrete average sales prices increased 25.5% due to higher prices in our acquired Carolinas and Georgia markets.

Revenue from asphalt decreased $2.5 million in the three months ended March 30, 2024, when compared to the same period in 2023. Asphalt pricing increased 32.5% in the three months ended March 30, 2024. Paving and related service revenue decreased $2.3 million in the three months ended March 30, 2024, primarily due to divestitures.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the three months ended March 30, 2024 was approximately $118.5 million and 18.6 million, respectively.

Cement Segment

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Net revenue	$231,783	$54,117	$177,666	328.3%
Operating income (loss)	17,669	(7,944)	25,613	322.4%
Operating margin percentage	7.6%	(14.7)%
Adjusted EBITDA (1)	$59,454	$10	$59,444	594,440.0%
Adjusted EBITDA Margin (1)	25.7%	—%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $177.7 million primarily due to the acquisition of the four Argos USA cement plants, as well as an average price increases of 3.2% in the three months ended March 30, 2024.

Operating income increased $25.6 million during the three months ended March 30, 2024. Operating margin percentage for the three months ended March 30, 2024 increased to 7.6% from (14.7)%, from the comparable period a year ago. Adjusted EBITDA margin increased to 25.7% from 0.0% in the three months ended March 30, 2024. For the three months ended March 30, 2024, operating income margin and Adjusted EBITDA margin benefited from our combination with Argos USA.

Gross revenue by product was as follows:

	Three months ended
($ in thousands)	March 30, 2024	April 1, 2023	Variance
Revenue by product*:
Cement	$264,492	$49,742	$214,750	431.7%
Other	(32,709)	4,375	(37,084)	(847.6)%
Total revenue	$231,783	$54,117	$177,666	328.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three months ended March 30, 2024 from the three months ended April 1, 2023 were as follows:

	Three months ended
	Percentage Change in
	Volume	Pricing
Cement	416.0%	3.2%

Revenue from cement increased $214.8 million in the three months ended March 30, 2024, due to the acquisition of the four Argos USA cement plants as well as average cement pricing gains of 3.2%.

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

As of March 30, 2024, we had $498.1 million in cash and cash equivalents and $823.0 million of working capital compared to $374.2 million and $609.2 million, respectively, at December 30, 2023. Working capital is calculated as current assets less current liabilities. There was no restricted cash balances as of March 30, 2024 and $800 million of restricted cash as of December 30, 2023 related to the Transaction. In January 2024, we amended our senior secured revolving credit facility, increasing the total availability to $625.0 million and extending the maturity date to January 2029. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $604.1 million as of March 30, 2024, which is net of $20.9 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our Credit Agreement.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. No repurchases were made during the three month period ended March 30, 2024. As of March 30, 2024, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of March 30, 2024 and December 30, 2023, our long-term borrowings totaled $2.8 billion and $2.3 billion, respectively, for which we incurred $47.4 million of interest expense for the three months ended March 30, 2024 and $24.3 million of interest expense for the three months ended April 1, 2023. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the senior secured revolving credit facility as of March 30, 2024.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of March 30, 2024, we were in compliance with all debt covenants. At March 30, 2024 and December 30, 2023, $2.8 billion and $2.3 billion, respectively, of total debt was outstanding under our respective debt agreements. Due to our ongoing divestiture program, we have made prepayments on our term loan and may be required to do so again in the future.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the three months ended March 30, 2024 and April 1, 2023:

	Summit Inc.
($ in thousands)	March 30, 2024	April 1, 2023
Net cash provided by (used in):
Operating activities	$(40,245)	$335
Investing activities	(1,103,421)	(118,329)
Financing activities	468,742	(23,058)

Operating activities

During the three months ended March 30, 2024, cash used in operating activities was $40.2 million primarily as a result of:

•Net loss of $67.3 million, decreased by non-cash expenses, including $106.4 million of depreciation, depletion, amortization and accretion expense and $6.7 million of share-based compensation, offset by the net gain on asset and business disposals of $15.8 million.
•Billed and unbilled accounts receivable increased by $12.9 million in the first three months of 2024 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $32.4 million of interest payments in the three months ended March 30, 2024.

During the three months ended April 1, 2023, cash provided by operating activities was $0.3 million primarily as a result of:

•Net loss of $31.2 million, decreased by non-cash expenses, including $53.9 million of depreciation, depletion, amortization and accretion expense and $4.7 million of share-based compensation, offset by the net gain on asset and business divestitures of $0.9 million.
•Billed and unbilled accounts receivable decreased by $12.5 million in the first three months of 2023 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter of 2023 as we prepared for the increase in activity over the warmer months.
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

Investing activities

During the three months ended March 30, 2024, cash used for investing activities was $1,103.4 million, of which $1,100.9 million was used primarily for the Transaction, $58.5 million was invested in capital expenditures, $21.4 million was used to purchase intellectual property and was partially offset by $2.7 million of proceeds from asset sales. We also received net proceeds of $76.0 million from the divestiture of two businesses.

During the three months ended April 1, 2023, cash used for investing activities was $118.3 million, of which $63.6 million was invested in capital expenditures and $55.5 million was used for a purchase of a business in our West segment, and which was partially offset by $1.8 million of proceeds from asset sales.

Financing activities

During the three months ended March 30, 2024, cash provided by financing activities was $468.7 million, primarily related to the increase in our senior secured credit facility due to the Transaction. We also made $506.4 million of payments on debt, $6.1 million payments on acquisition-related liabilities and used $9.3 million on shares redeemed to settle taxes on restricted stock units.

During the three months ended April 1, 2023, cash used in financing activities was $23.1 million. We made $4.4 million of payments on debt, $11.4 million payments on acquisition-related liabilities and used $5.7 million on shares redeemed to settle taxes on restricted stock units.

Cash paid for capital expenditures

We paid cash of approximately $58.5 million in capital expenditures in the three months ended March 30, 2024 compared to $63.6 million in the three months ended April 1, 2023.

We currently estimate that we will invest between $430 million to $470 million inclusive of spend associated with greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, and outside financing arrangements including our senior secured revolving credit facility.

Tax Receivable Agreement

When the Company purchases LP Units for cash or LP Units are exchanged for shares of Class A common stock, this results in increases in the Company’s share of the tax basis of the tangible and intangible assets of Summit Holdings. These increases in tax basis may increase, for tax purposes, depreciation and amortization deductions and therefore reduce the amount of tax that Summit Inc. would otherwise be required to pay in the future. In connection with our initial public offering, we entered into a TRA with the holders of the LP Units that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA is deemed to realize) as a result of these increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The amount and timing of any payments under the TRA, are difficult to accurately estimate, as they will vary depending upon a number of factors, including the amount and timing of our income and the effective tax rate.

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility. As of March 30, 2024, we had accrued $48.0 million as TRA liability in our consolidated financial statements. Of the total TRA liability, $0.3 million is expected to be paid in the next twelve months.

In the three months ended March 30, 2024, Summit Inc. acquired the remaining 763,243 LP Units in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of March 30, 2024 and December 30, 2023, we had recorded $48.0 million and $41.7 million of TRA liability, respectively.

For the three months ended March 30, 2024, based on a contractually defined discount rate of 6.31%, if the early termination provisions of the TRA were triggered, the aggregate amount required to settle the TRA would be approximately $25.9 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of the generation of future taxable income.

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

Litigation and claims—On January 4, 2021, prior to our transaction date, our subsidiary Argos USA entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) related to the sale of ready-mix concrete in the greater Savannah, Georgia area by a small number of employees who joined the Company in October 2011 and were subsequently terminated. Pursuant to the DPA, Argos USA paid a monetary penalty of $20.0 million and was required, among other things, to periodically review and update its antitrust compliance program. The three-year term of the DPA expired on January 4, 2024. As Argos USA fully complied with the terms of the DPA, on January 18, 2024, following the conclusion of the DPA’s three-year term, the United States District Court for the Southern District of Georgia dismissed the criminal charge that was filed against the company in January 2021. Argos USA's failure to comply with the terms and conditions of the DPA could result in additional criminal prosecution or penalties as well as continued expenses in defending these proceedings. In addition, Argos USA has been named a defendant in a putative class action filed under the caption Pro Slab, Inc. et al. v. Argos USA LLC et al. on behalf of purchasers of ready-mix concrete on November 22, 2017 in the U.S. District Court for the District of South Carolina and includes allegations of price-fixing, market allocation and other anti-competitive practices in the Savannah, Georgia and Charleston, South Carolina markets, seeking monetary damages and other remedies. This case was stayed on February 9, 2022 pending the resolution of the same criminal indictments, and only limited, written discovery may proceed while this stay is in effect

Environmental Remediation—Our operations are subject to and affected by federal, state, provincial and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. We regularly monitor and review its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities and noncompliance will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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

Off-Balance sheet arrangements
As of March 30, 2024, we had no material off-balance sheet arrangements.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA, adjusted to exclude accretion, loss on debt financings, acquisition and integration costs related to our combination with Argos USA, gain on sale of business, non-cash compensation and certain other non-cash and non-operating items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended March 30, 2024
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$18,950	$34,491	$24,993	$(145,704)	$(67,270)
Interest (income) expense	(6,763)	(4,572)	(6,354)	69,581	51,892
Income tax expense (benefit) (1)	509	—	—	(11,574)	(11,065)
Depreciation, depletion and amortization	29,894	22,559	40,663	1,847	94,963
EBITDA	$42,590	$52,478	$59,302	$(85,850)	$68,520
Accretion	444	522	42	—	1,008
Loss on debt financings	—	—	—	5,453	5,453
Loss (gain) on sale of businesses	844	(15,829)	—	—	(14,985)
Non-cash compensation	—	—	—	6,720	6,720
Argos USA acquisition and integration costs (2)	—	62	110	61,122	61,294
Other (3)	(478)	243	—	(6,550)	(6,785)
Adjusted EBITDA	$43,400	$37,476	$59,454	$(19,105)	$121,225

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended April 1, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$8,922	$5,938	$(3,025)	$(43,047)	$(31,212)
Interest (income) expense	(3,331)	(2,762)	(4,963)	38,476	27,420
Income tax expense (benefit) (1)	739	—	—	(7,205)	(6,466)
Depreciation, depletion and amortization	26,123	15,097	7,980	988	50,188
EBITDA	$32,453	$18,273	$(8)	$(10,788)	$39,930
Accretion	250	438	18	—	706
Loss on debt financings	—	—	—	493	493
Non-cash compensation	—	—	—	4,708	4,708
Other (3)	(25)	141	—	(4,752)	(4,636)
Adjusted EBITDA	$32,678	$18,852	$10	$(10,339)	$41,201
(1)The reconciliation of net income (loss) to Adjusted EBITDA is based on the financial results of Summit Inc. and its subsidiaries, which was $11.1 million and $6.0 million greater than Summit LLC and its subsidiaries in the three months ended March 30, 2024 and April 1, 2023, respectively, due to TRA benefit and income tax expense which are obligations of Summit Holdings and Summit Inc. and are thus excluded from Summit LLC’s consolidated net income.
(2)The adjustment for acquisition and integration costs related to the Transaction is comprised of finder's fees, advisory, legal and professional fees incurred relating to the Transaction.
(3)Consists primarily of interest income earned on cash balances.

Reconciliation of Working Capital	March 30, 2024	December 30, 2023
($ in thousands)
Total current assets	$1,344,961	$932,124
Less total current liabilities	(522,008)	(322,965)
Working capital	$822,953	$609,159

	Three months ended
Reconciliation of Operating Loss to Adjusted Cash Gross Profit	March 30, 2024	April 1, 2023
($ in thousands)
Operating loss	$(44,853)	$(15,475)
General and administrative expenses	68,526	45,998
Depreciation, depletion, amortization and accretion	95,971	50,894
Transaction and integration costs	62,208	364
Gain on sale of property, plant and equipment	(848)	(430)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$181,004	$81,351
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	23.4%	20.0%
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

Please refer to “Critical Accounting Policies and Estimates” described in “Part II. Item 7. Management’s Discussion and Analysis of our Financial Condition and Results of Operations” of our annual report on Form 10-K filed with the SEC on February 15, 2024, from which there have been no material changes.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Summit Inc. and Summit LLC maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in Summit Inc.’s and Summit LLC’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit Inc.’s and Summit LLC's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Argos USA from its evaluation of the effectiveness of the Summit Inc.’s and Summit LLC’s disclosure controls and procedures. The Company acquired all of the outstanding equity interests in Argos USA in January 2024. Argos USA represented approximately 49.6% of the Company’s consolidated total assets at March 30, 2024. Argos USA net revenue included in the Company’s consolidated results for the fiscal quarter ended March 30, 2024 was $352.4 million. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Summit Inc.’s and Summit LLC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of March 30, 2024. Based upon that evaluation, Summit Inc.’s and Summit LLC’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2024, Summit Inc.’s and Summit LLC’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in Summit Inc.’s or Summit LLC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting, except that, as reported above, the Company acquired all of the outstanding equity interests in Argos USA in January 2024. As a result, Summit Inc. and Summit LLC are currently integrating Argos USA’s operations in their respective overall system of internal control over financial reporting and, if necessary, will make appropriate changes as they integrate Argos USA into their overall internal control over financial reporting process.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12, "Commitments and Contingencies," to Summit Inc.’s unaudited consolidated financial statements is incorporated herein by reference.

ITEM  1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

We may incur significant costs in connection with pending and future litigation, including with respect to antitrust matters.

We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse or material in amount. Developments in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings, including as a result of rulings or judgments by a judge, agency, or arbitrator, settlements, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, financial position and results of operations. In addition, the defense of these lawsuits, claims, investigations and proceedings may divert our management’s attention, and we may incur significant costs in defending these matters.

For example, in January 2021, our subsidiary Argos USA entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Department of Justice (“DOJ”) related to antitrust violations relating to the sale of ready-mix concrete in the greater Savannah, Georgia area by a small number of employees who joined Argos USA in October 2011 through an asset acquisition and were subsequently terminated. Pursuant to the DPA, Argos USA paid a monetary penalty of $20 million and was required, among other things, to periodically review and update its antitrust compliance program. Following the conclusion of the DPA’s three-year term, the criminal charges brought against Argos USA by the DOJ were dismissed. Argos USA’s failure to comply with the terms and conditions of the DPA could result in additional criminal prosecution or penalties as well as continued expenses in defending in these proceedings. In addition, in June 2023, Argos USA entered into a Settlement and Compliance Agreement (the “SCA”) with the U.S. Federal Highway Administration that requires, among other things, appointment of an independent monitor until June 2025 to monitor, among other things, bids or awards of publicly funded contracts in Georgia and South Carolina for its ready-mix and cement business. For additional information regarding the DPA, the SCA and certain other legal matters, see Note 12, “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, Argos USA has been named a defendant in a putative class action filed under the caption Pro Slab, Inc. et al. v. Argos USA LLC et al. on behalf of purchasers of ready-mix concrete on November 22, 2017 in the U.S. District Court for the District of South Carolina and includes allegations of price-fixing, market allocation and other anticompetitive practices in the Savannah, Georgia and Charleston, South Carolina markets, seeking monetary damages and other remedies. This case was stayed on February 9, 2022 pending the resolution of the same criminal indictments, and only limited, written discovery may proceed while this stay is in effect.

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

ITEM  5. OTHER INFORMATION

During the three months ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5
Certificate of Designations of the Voting Series A Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).

10.1
Restrictive Covenant Agreement, dated as of January 12, 2024, by and among Grupo Argos S.A., Cementos Argos S.A. and Summit Materials, Inc. (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024 (File No. 001-36873)).

10.2
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

10.9
Registration Rights Agreement, dated as of January 12, 2024, by and amount Summit Materials, Inc. Cementos Argos S.A., Argos SEM, LLC and Valle Cement Investments, Inc. (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.'s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).

10.10
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

10.11
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

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Summit Materials, Inc.’s Current Report on Form 8-K filed on January 12, 2024 (File No. 001-36873)).
10.13*	Mining Lease Agreement, dated April 1, 1986, by and between Florida Rock Industries, Inc. and Florida Rock Properties, Inc., as amended.

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Summit Materials, LLC’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Summit Materials, LLC’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
99.1*	Summit Materials, LLC’s Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.
SUMMIT MATERIALS, LLC

Date: May 2, 2024	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ C. Scott Anderson
C. Scott Anderson
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2024	By:	/s/ Brian D. Frantz
Brian D. Frantz
Chief Accounting Officer
(Principal Accounting Officer)