Form 10-Q
period 2024-06-29
Summit Materials, Inc.
filed 2024-08-06
CIK 1621563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers:
001-36873 (Summit Materials, Inc.)

SUMMIT MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1984212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 California Street, Suite 3500	80202
Denver, Colorado	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (303) 893-0012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	☐	No	☒
As of August 2, 2024, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 175,586,471 and 0, respectively.

EXPLANATORY NOTE

Summit Materials, Inc. a Delaware Corporation ("Summit Inc." and, together with its subsidiaries, "Summit," "we," "us," "our" or "the Company").

Summit Inc. was formed on September 23, 2014 to be a holding company. As of June 29, 2024, it held 100.0% of the economic interest and 100% of the voting rights of Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”), which is the indirect parent of Summit Materials, LLC ("Summit LLC"). Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”), our 5 1/4% senior notes due 2029 (“2029 Notes”) and our 7 1/4% senior notes due 2031 (“2031 Notes” collectively with the 2027 Notes and 2029 Notes, the “Senior Notes”) and borrower under our senior credit facilities. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

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
•environmental, health, and safety laws or governmental requirements or policies concerning zoning and land use;
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
•unexpected operational failures or difficulties;
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

SUMMIT MATERIALS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 29, 2024	December 30, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$538,708	$374,162
Restricted cash	—	800,000
Accounts receivable, net	550,093	287,252
Costs and estimated earnings in excess of billings	33,948	10,289
Inventories	349,099	241,350
Other current assets	28,461	17,937
Current assets held for sale	446	1,134
Total current assets	1,500,755	1,732,124
Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 29, 2024 - $1,509,453 and December 30, 2023 - $1,399,468)	4,354,088	1,976,820
Goodwill	2,093,010	1,224,861
Intangible assets, less accumulated amortization (June 29, 2024 - $39,586 and December 30, 2023 - $18,972)	168,282	68,081
Deferred tax assets, less valuation allowance (June 29, 2024 - $1,113 and December 30, 2023 - $1,113)	—	52,009
Operating lease right-of-use assets	89,360	36,553
Other assets	108,497	59,134
Total assets	$8,313,992	$5,149,582
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,575	$3,822
Current portion of acquisition-related liabilities	8,987	7,007
Accounts payable	282,091	123,621
Accrued expenses	250,355	171,691
Current operating lease liabilities	17,217	8,596
Billings in excess of costs and estimated earnings	7,635	8,228
Total current liabilities	573,860	322,965
Long-term debt	2,771,463	2,283,639
Acquisition-related liabilities	21,217	28,021
Tax receivable agreement liability	47,667	41,276
Deferred tax liabilities	189,138	15,854
Noncurrent operating lease liabilities	77,326	33,230
Other noncurrent liabilities	300,577	108,017
Total liabilities	3,981,248	2,833,002
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 175,586,471 and 119,529,380 shares issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	1,757	1,196
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 0 and 99 shares issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	—	—
Preferred Stock, par value $0.01 per share; 250,000,000 shares authorized, 1 and 0 shares issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	—	—
Additional paid-in capital	3,412,879	1,421,813
Accumulated earnings	915,960	876,751
Accumulated other comprehensive income	2,148	7,275
Stockholders’ equity	4,332,744	2,307,035
Noncontrolling interest in Summit Holdings	—	9,545
Total stockholders’ equity	4,332,744	2,316,580
Total liabilities and stockholders’ equity	$8,313,992	$5,149,582
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Product	$993,741	$595,714	$1,722,435	$967,886
Service	81,730	84,659	126,265	119,757
Net revenue	1,075,471	680,373	1,848,700	1,087,643
Delivery and subcontract revenue	42,791	48,777	74,577	76,895
Total revenue	1,118,262	729,150	1,923,277	1,164,538
Cost of revenue (excluding items shown separately below):
Product	650,088	377,634	1,206,108	673,515
Service	57,130	65,992	93,335	96,030
Net cost of revenue	707,218	443,626	1,299,443	769,545
Delivery and subcontract cost	42,791	48,777	74,577	76,895
Total cost of revenue	750,009	492,403	1,374,020	846,440
General and administrative expenses	83,875	53,838	152,401	99,836
Depreciation, depletion, amortization and accretion	104,397	54,787	200,368	105,681
Transaction and integration costs	10,265	1,712	72,473	2,076
Gain on sale of property, plant and equipment	(3,180)	(3,223)	(4,028)	(3,653)
Operating income	172,896	129,633	128,043	114,158
Interest expense	52,849	27,902	104,741	55,322
Loss on debt financings	—	—	5,453	493
Gain on sale of businesses	(3,758)	—	(18,743)	—
Other income, net	(8,086)	(5,478)	(16,964)	(11,188)
Income from operations before taxes	131,891	107,209	53,556	69,531
Income tax expense	25,816	22,481	14,751	16,015
Net income	106,075	84,728	38,805	53,516
Net income (loss) attributable to noncontrolling interest in Summit Holdings	—	1,091	(404)	683
Net income attributable to Summit Inc.	$106,075	$83,637	$39,209	$52,833
Earnings per share of Class A common stock:
Basic	$0.60	$0.70	$0.23	$0.44
Diluted	$0.60	$0.70	$0.23	$0.44
Weighted average shares of Class A common stock:
Basic	175,550,487	118,931,914	171,531,031	118,805,785
Diluted	176,132,001	119,393,709	172,308,044	119,431,604

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$106,075	$84,728	$38,805	$53,516
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,015)	3,902	(6,739)	4,105
Less tax effect of other comprehensive income (loss) items	473	(779)	1,612	(818)
Other comprehensive (loss) income	(1,542)	3,123	(5,127)	3,287
Comprehensive income	104,533	87,851	33,678	56,803
Less comprehensive income (loss) attributable to Summit Holdings	—	1,133	(404)	728
Comprehensive income attributable to Summit Inc.	$104,533	$86,718	$34,082	$56,075

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$38,805	$53,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	206,668	110,659
Share-based compensation expense	14,133	9,924
Net gain on asset and business disposals	(22,773)	(3,655)
Non-cash loss on debt financings	5,453	161
Change in deferred tax asset, net	2,976	9,350
Other	1,163	(21)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(104,579)	(101,119)
Inventories	(11,552)	(27,115)
Costs and estimated earnings in excess of billings	(24,076)	(28,760)
Other current assets	2,509	(1,070)
Other assets	3,922	1,732
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	7,700	52,157
Accrued expenses	(4,584)	19,048
Billings in excess of costs and estimated earnings	(144)	1,299
Tax receivable agreement (benefit) expense	6,227	(531)
Other liabilities	(10,444)	(1,533)
Net cash provided by operating activities	111,404	94,042
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,113,267)	(237,666)
Purchase of intellectual property	(21,400)	—
Purchases of property, plant and equipment	(175,960)	(126,893)
Proceeds from the sale of property, plant and equipment	14,217	5,760
Proceeds from sale of businesses	86,031	—
Other	(2,070)	(1,852)
Net cash used in investing activities	(1,212,449)	(360,651)
Cash flows from financing activities:
Proceeds from debt issuances	1,007,475	—
Debt issuance costs	(17,731)	(1,566)
Payments on debt	(509,765)	(6,720)
Payments on acquisition-related liabilities	(6,289)	(11,539)
Proceeds from stock option exercises	1,580	84
Other	(8,088)	(4,838)
Net cash provided by (used in) financing activities	467,182	(24,579)
Impact of foreign currency on cash	(1,591)	747
Net decrease in cash and cash equivalents and restricted cash	(635,454)	(290,441)
Cash and cash equivalents and restricted cash—beginning of period	1,174,162	520,451
Cash and cash equivalents and restricted cash—end of period	$538,708	$230,010

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 30, 2023	$876,751	$7,275	119,529,380	$1,196	99	$—	$1,421,813	$9,545	$2,316,580
Net loss	(66,866)	—	—	—	—	—	—	(404)	(67,270)
LP Unit exchanges	—	—	763,243	8	—	—	9,534	(9,542)	—
Other comprehensive loss, net of tax	—	(3,585)	—	—	—	—	—	—	(3,585)
Stock option exercises	—	—	29,216	—	—	—	593	—	593
Class B share cancellation	—	—	—	—	(99)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	6,720	—	6,720
Issuance of Class A Shares	—	—	54,720,000	547	—	—	1,973,203	—	1,973,750
Shares redeemed to settle taxes and other	—	—	412,411	4	—	—	(8,556)	401	(8,151)
Balance — March 30, 2024	$809,885	$3,690	175,454,250	$1,755	—	$—	$3,403,307	$—	$4,218,637
Net income	106,075	—	—	—	—	—	—	—	106,075
Other comprehensive loss, net of tax	—	(1,542)	—	—	—	—	—	—	(1,542)
Stock option exercises	—	—	54,272	1	—	—	986	—	987
Share-based compensation	—	—	—	—	—	—	7,413	—	7,413
Shares redeemed to settle taxes and other	—	—	77,949	1	—	—	1,173	—	1,174
Balance - June 29, 2024	$915,960	$2,148	175,586,471	$1,757	—	$—	$3,412,879	$—	$4,332,744

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net loss	(30,804)	—	—	—	—	—	—	(408)	(31,212)
LP Unit exchanges	—	—	2,000	—	—	—	21	(21)	—
Other comprehensive income, net of tax	—	161	—	—	—	—	—	3	164
Stock option exercises	—	—	902	—	—	—	15	—	15
Share-based compensation	—	—	—	—	—	—	4,708	—	4,708
Shares redeemed to settle taxes and other	—	—	407,114	4	—	—	(5,680)	(43)	(5,719)
Balance — April 1, 2023	$560,091	$3,245	118,818,671	$1,189	99	$—	$1,403,186	$12,235	$1,979,946
Net income	83,637	—	—	—	—	—	—	1,091	84,728
Other comprehensive income, net of tax	—	3,081	—	—	—	—	—	42	3,123
Stock option exercises	—	—	3,338	—	—	—	69	—	69
Share-based compensation	—	—	—	—	—	—	5,216	—	5,216
Shares redeemed to settle taxes and other	—	—	64,265	1	—	—	893	(12)	882
Balance — July 1, 2023	$643,728	$6,326	118,886,274	$1,190	99	$—	$1,409,364	$13,356	$2,073,964

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts or otherwise noted)

1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Summit Materials, Inc. ("Summit Inc." and together with its subsidiaries, "Summit," "we," "our" or the Company") is a vertically-integrated construction materials company. The Company is engaged in the production and sale of aggregates, cement, ready-mix concrete, asphalt paving mix and concrete products and owns and operates quarries, sand and gravel pits, six cement plants, cement distribution terminals, ready-mix concrete plants, asphalt plants and landfill sites. It is also engaged in paving and related services. The Company’s three operating and reporting segments are the West, East and Cement segments.

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

On September 23, 2014, Summit Inc. was formed as a Delaware corporation to be a holding company. As of March 30, 2024, Summit Inc. held 100% of the economic interests and voting power of Summit Materials Holdings L.P. (“Summit Holdings”). Pursuant to a reorganization into a holding company structure (the “Reorganization”) consummated in connection with Summit Inc.’s March 2015 initial public offering ("IPO"), Summit Inc. became a holding corporation operating and controlling all of the business and affairs of Summit Holdings and its subsidiaries. Summit Inc. directly and indirectly owns all of the partnership interests of Summit Holdings (see note 9, Stockholders’ Equity). Summit Materials, LLC (“Summit LLC”) an indirect wholly owned subsidiary of Summit Holdings, conducts the majority of our operations. Summit Materials Finance Corp. (“Summit Finance”), an indirect wholly owned subsidiary of Summit LLC, has jointly issued our Senior Notes as described below.

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 29, 2024, the results of operations for the three and six months ended June 29, 2024 and July 1, 2023 and cash flows for the six months ended June 29, 2024 and July 1, 2023.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 24 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Florida, Missouri, Georgia, Utah, and Kansas. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and six months ended June 29, 2024 or July 1, 2023.

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

Prior Year Reclassifications — We have reclassified transaction costs of $1.7 million and $2.1 million for the three and six months ended July 1, 2023, respectively, from general and administrative expenses to a separate line item included in operating income to conform to the current year presentation. We have also reclassified our deferred tax liabilities of $15.9 million as of December 30, 2023, from other non-current liabilities to a separate line item in long term liabilities.

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

The results of Argos USA’s operations are included in these consolidated financial statements from the closing date of the Transaction. Argos USA revenues and net income included in the consolidated income statement for the period from January 12, 2024 to June 29, 2024 was $805.9 million and $81.8 million, respectively.

The following table includes unaudited pro forma financial information that presents the consolidated results of operations for the three and six months ended June 29, 2024 and July 1, 2023 as if the Transaction had occurred on January 1, 2023.

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total Revenues	$1,118,262	$1,156,922	$1,967,164	$1,992,318
Net income attributable to Summit Inc.	$106,075	$108,608	$39,806	$72,764

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

The Company incurred combination-related costs of $71.0 million in the six months ended June 29, 2024 and none for the six months ended July 1, 2023. These expenses are included in transaction and integration costs on consolidated income statement and are reflected in pro forma net income attributable to Summit Inc. for the six months ended July 1, 2023 in the table above. The pro forma results do not include any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that may result from the combination.

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

Purchase Price	$3,119,213

Asset acquired:
Cash and cash equivalents	97,153
Accounts receivable, net	157,170
Inventories	101,481
Other current assets	10,505
Intangible assets, net	100,000
Property, plant and equipment, net	2,355,417
Operating lease right of use assets	55,756
Other assets	50,414

Liabilities assumed:
Accounts payable	(124,242)
Accrued expenses	(71,628)
Current operating lease liabilities	(7,545)
Noncurrent operating lease liabilities	(48,211)
Deferred tax liabilities	(225,614)
Other noncurrent liabilities	(203,233)

Fair value of identifiable net assets acquired	2,247,423
Goodwill	$871,790

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

Certain measurement period adjustments were recorded in these consolidated financial statement due to the receipt of additional information and updated preliminary valuation reports. Significant adjustments during the three months ended June 29, 2024 included:
i.$92 million decrease in property, plant, and equipment and a $37 million increase in other noncurrent liabilities related to updated valuations due to revised information included in preliminary valuation reports.
ii.$38 million decrease in deferred tax liabilities related to the adjustments noted in (i.) above, among others.

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

Intellectual Property License Agreement

In connection with the Transaction, the Company and Argos USA entered into an Intellectual Property License Agreement with the Argos Parties pursuant to which the parties will grant each other various intellectual property licenses. Certain intellectual property licenses from the Argos Parties, including the "Argos" trade name in Canada and the United States, are provided on a royalty-fee basis. The $21.4 million paid to Argos Parties, which is also the fair value of these intangible assets acquired by the Company was excluded and recorded separately from the business combination.

Other Acquisitions

The financial results of each acquisition have been included in the Company’s consolidated results of operations beginning on the respective closing dates of the acquisitions. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. Goodwill acquired during a business combination has an indefinite life and is not amortized.

The following table summarizes the Company’s other acquisitions by region and period:

	Six months ended	Year ended
	June 29, 2024	December 30, 2023
West*	1	3
East*	1	1
Cement*	—	—
_______________________________________________________________________
* The combination with Argos USA affected all three reporting segments. In addition to the acquisition of all of the outstanding equity interests of Argos USA, we also acquired two aggregates-based operations, one in each of our West and East segments.

The purchase price allocation, primarily the valuation of property, plant and equipment, as well as considerations for contracts assumed in the acquisition, for the acquisitions completed during the six months ended June 29, 2024, as well as the acquisitions completed during 2023 that occurred after July 1, 2023, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Six months ended	Year ended
	June 29, 2024	December 30, 2023
Financial assets	$1,739	$12,747
Inventories	161	6,251
Property, plant and equipment	29,191	125,207
Other assets	304	1,085
Financial liabilities	(3,177)	(11,973)
Other long-term liabilities	(43)	(802)
Net assets acquired	28,175	132,515
Goodwill	36,782	108,590
Purchase price	64,957	241,105
Other	—	(1,597)
Net cash paid for acquisitions	$64,957	$239,508

Changes in the carrying amount of goodwill, by reportable segment, from December 30, 2023 to June 29, 2024 are summarized as follows:

	West	East	Cement	Total
Balance—December 30, 2023	$658,704	$361,501	$204,656	$1,224,861
Acquisitions (1)	36,414	—	871,790	908,204
Dispositions (2)	—	(37,938)	—	(37,938)
Foreign currency translation adjustments	(2,117)	—	—	(2,117)
Balance—June 29, 2024	$693,001	$323,563	$1,076,446	$2,093,010
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

	June 29, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$38,677	$(6,505)	$32,172	$38,677	$(5,691)	$32,986
Mineral leases	17,375	(7,724)	9,651	17,778	(7,676)	10,102
Reserve rights	25,586	(5,432)	20,154	25,586	(5,020)	20,566
Intellectual property	21,400	(5,053)	16,347	—	—	—
Other	104,830	(14,872)	89,958	5,012	(585)	4,427
Total intangible assets	$207,868	$(39,586)	$168,282	$87,053	$(18,972)	$68,081

Amortization expense totaled $11.0 million and $20.2 million for the three and six months ended June 29, 2024, respectively, and $0.9 million and $1.8 million for the three and six months ended July 1, 2023, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to June 29, 2024 is as follows:

2024 (six months)	$22,463
2025	44,889
2026	34,439
2027	6,608
2028	5,805
2029	5,102
Thereafter	48,976
Total	$168,282
During the first half of 2024, we sold two businesses in the East segment and one in the West segment, resulting in total proceeds of $86.0 million and a net gain on disposition of $18.7 million.

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

Revenue by product for the three and six months ended June 29, 2024 and July 1, 2023 is as follows:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue by product*:
Aggregates	$187,100	$182,512	$332,611	$326,165
Cement	311,188	103,607	535,285	152,620
Ready-mix concrete	393,278	199,570	705,325	338,348
Asphalt	77,624	91,809	105,609	118,444
Paving and related services	81,861	89,374	122,783	116,558
Other	67,211	62,278	121,664	112,403
Total revenue	$1,118,262	$729,150	$1,923,277	$1,164,538
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of June 29, 2024 and December 30, 2023:

	June 29, 2024	December 30, 2023
Trade accounts receivable	$519,801	$228,697
Construction contract receivables	36,677	51,567
Retention receivables	9,534	13,541
Receivables from related parties	97	—
Accounts receivable	566,109	293,805
Less: Allowance for doubtful accounts	(16,016)	(6,553)
Accounts receivable, net	$550,093	$287,252

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of June 29, 2024 and December 30, 2023:

	June 29, 2024	December 30, 2023
Aggregate stockpiles	$172,183	$165,272
Finished goods	95,702	43,122
Work in process	17,680	10,702
Raw materials	63,534	22,254
Total	$349,099	$241,350

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 29, 2024 and December 30, 2023:

	June 29, 2024	December 30, 2023
Interest	$71,393	$27,593
Payroll and benefits	50,155	63,888
Finance lease obligations	5,051	4,020
Insurance	37,308	25,277
Current portion of accrued taxes and TRA liability	22,793	11,042
Deferred asset purchase payments	7,979	5,903
Professional fees	3,241	2,036
Other (1)	52,435	31,932
Total	$250,355	$171,691
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of June 29, 2024 and December 30, 2023:

	June 29, 2024	December 30, 2023
Term Loan, due 2029:
$1,007.5 million and $504.5 million, net of $2.3 million and $4.0 million discount at June 29, 2024 and December 30, 2023, respectively	$1,005,202	$500,473
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
7 1⁄4% Senior Notes, due 2031	800,000	800,000
Total	2,805,202	2,300,473
Current portion of long-term debt	7,575	3,822
Long-term debt	$2,797,627	$2,296,651

The contractual payments of long-term debt, including current maturities, for the five years subsequent to June 29, 2024, are as follows:

2024 (six months)	$2,525
2025	12,625
2026	10,100
2027	310,100
2028	10,100
2029	1,662,025
Thereafter	800,000
Total	2,807,475
Less: Original issue net discount	(2,273)
Less: Deferred financing costs	(26,164)
Total debt	$2,779,038

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

As of June 29, 2024 and December 30, 2023, the Issuers were in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities—

On January 12, 2024, Summit LLC entered into Amendment No. 7 to the credit agreement governing the Senior Secured Credit Facilities (the “Credit Agreement”), which among other things:

(1) established new term loans in an aggregate principal amount of $1.010 billion (the "Term Loan Facility") bearing interest, at Summit LLC’s option, based on either the base rate or Term SOFR rate and an applicable margin of (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero, resulting in a current interest rate as of June 29, 2024 of 7.80%. Amendment No. 7 also extended the maturity date for the Term Loan Facility to January 12, 2029. In addition, the new term loan is subject to a 1.00% prepayment premium in respect of any principal amount repaid in connection with certain repricing transactions occurring within six months following the Amendment No. 7 Effective Date and requires quarterly amortization payments of 0.25% of the principal amount of the Term Loan Facility on the Amendment No. 7 effective date and due on the last business day or each March, June, September and December, commencing with the June 2024 payment. The proceeds of the new term loans were used to (i) fund a portion of the cash consideration in connection with the closing of the Transaction, (ii) refinance the $504.5 million prior term loans outstanding, resulting in charges of $5.5 million which were recognized for the six months ended June 29, 2024, which included charges of $4.0 million for the write-off of original issue discount and $1.5 million for the write-off of deferred financing fees and (iii) pay fees, commissions and expenses in connection with the foregoing. In July 2024, Summit LLC entered into Amendment No. 8 which reduced the applicable margin on Term SOFR borrowings from 2.50% to 1.75% per annum;

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

The revolving credit facility matures on January 10, 2028, provided that if more than $125 million of the 2027 Notes are outstanding as of December 14, 2026, then the maturity date of the revolving credit facility will be December 14, 2026. There were no outstanding borrowings under the revolving credit facility as of June 29, 2024 and December 30, 2023, with borrowing capacity of $592.7 million remaining as of June 29, 2024, which is net of $32.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities. In connection with the combination with Argos USA described above, Summit LLC assumed a letter of credit related to Argos USA's workers compensation claims and insurance liabilities equal to $11.4 million.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of June 29, 2024 and December 30, 2023, Summit LLC was in compliance with all financial covenants.

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

The following table presents the activity for the deferred financing fees for the six months ended June 29, 2024 and July 1, 2023:

Deferred financing fees
Balance—December 30, 2023	$14,463
Loan origination fees	17,732
Amortization	(2,997)
Write off of deferred financing fees	(1,462)
Balance—June 29, 2024	$27,736

Balance—December 31, 2022	$11,489
Loan origination fees	1,566
Amortization	(1,227)
Write off of deferred financing fees	(160)
Balance—July 1, 2023	$11,668

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with a major Canadian Bank, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20% and (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of June 29, 2024 or December 30, 2023, which may be terminated upon demand.

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

Our income tax expense was $25.8 million and $14.8 million in the three and six months ended June 29, 2024, respectively, and our income tax expense was $22.5 million and $16.0 million in the three and six months ended July 1, 2023, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) basis differences in assets divested, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) state taxes, (4) various other items such as limitations on meals and entertainment, certain stock compensation, non-deductible compensation paid to covered employees, and other costs.

As of each of June 29, 2024 and December 30, 2023, Summit Inc. had a valuation allowance of $1.1 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and six months ended June 29, 2024 and July 1, 2023.

Tax Receivable Agreement—The Company is party to a TRA with certain former holders of Class A limited partnership units of Summit Holdings ("LP Units") that provides for the payment by Summit Inc. to exchanging holders of LP Units of 85% of the benefits, if any, that Summit Inc. actually realizes (or, under certain circumstances such as an early termination of the TRA, is deemed to realize) as a result of increases in the tax basis of tangible and intangible assets of Summit Holdings and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

In the six months ended June 29, 2024, all of the remaining 763,243 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock and the Company recorded an increase in the TRA liability of approximately $6.7 million related to the exchanges. As of June 29, 2024, the total tax receivable agreement liability was $47.7 million.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income attributable to Summit Inc.	$106,075	$83,637	$39,209	$52,833

Weighted average shares of Class A stock outstanding	175,510,071	118,848,214	171,478,056	118,706,385
Add: Nonvested restricted stock awards of retirement eligible shares	40,416	83,700	52,975	99,400
Weighted average shares outstanding	175,550,487	118,931,914	171,531,031	118,805,785
Basic earnings per share	$0.60	$0.70	$0.23	$0.44

Diluted net income attributable to Summit Inc.	$106,075	$83,637	$39,209	$52,833

Weighted average shares outstanding	175,550,487	118,931,914	171,531,031	118,805,785
Add: stock options	104,706	100,895	116,734	99,102
Add: warrants	17,061	13,194	17,116	12,978
Add: restricted stock units	263,418	193,011	408,314	340,958
Add: performance stock units	196,329	154,695	234,849	172,781
Weighted average dilutive shares outstanding	176,132,001	119,393,709	172,308,044	119,431,604
Diluted earnings per share	$0.60	$0.70	$0.23	$0.44

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Antidilutive shares:
LP Units	—	1,310,004	255,783	1,310,630

9.STOCKHOLDERS’ EQUITY

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. As of June 29, 2024, there was $149.0 million available for purchase, upon which they will be retired.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 30, 2023	119,529,380	763,243	120,292,623	99.4%
Exchanges during period	763,243	(763,243)	—
Stock option exercises	83,488	—	83,488
Issuance of Class A common stock	54,720,000	—	54,720,000
Other equity transactions	490,360	—	490,360
Balance — June 29, 2024	175,586,471	—	175,586,471	100.0%

Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	2,000	(2,000)	—
Stock option exercises	4,240	—	4,240
Other equity transactions	471,379	—	471,379
Balance — July 1, 2023	118,886,274	1,310,004	120,196,278	98.9%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 0.0% and 0.6% as of June 29, 2024 and December 30, 2023, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — December 30, 2023	$6,840	$435	$7,275
Foreign currency translation adjustment, net of tax	—	(5,127)	(5,127)
Balance — June 29, 2024	$6,840	$(4,692)	$2,148

Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Foreign currency translation adjustment, net of tax	—	3,242	3,242
Balance — July 1, 2023	$6,356	$(30)	$6,326

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six months ended
	June 29, 2024	July 1, 2023
Cash payments:
Interest	$53,234	$38,107
Payments for income taxes, net	11,390	6,941
Operating cash payments on operating leases	11,496	4,801
Operating cash payments on finance leases	1,469	282
Finance cash payments on finance leases	2,777	5,223
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$44,303	$14,994
Right of use assets obtained in exchange for operating lease obligations	68,151	2,050
Right of use assets obtained in exchange for finance leases obligations	28,764	413
Exchange of LP Units to shares of Class A common stock	32,633	60
Issuance of Class A common stock	1,973,750	—

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

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$6,245	$2,697	$12,274	$5,338
Variable lease cost	2,135	34	3,800	64
Short-term lease cost	11,352	10,184	20,674	17,454
Financing lease cost:
Amortization of right-of-use assets	1,466	714	2,925	1,532
Interest on lease liabilities	776	133	1,421	281
Total lease cost	$21,974	$13,762	$41,094	$24,669

			June 29, 2024	December 30, 2023
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$89,360	$36,553

Current operating lease liabilities			$17,217	$8,596
Noncurrent operating lease liabilities			77,326	33,230
Total operating lease liabilities			$94,543	$41,826
Finance leases:
Property and equipment, gross			$56,022	$30,136
Less accumulated depreciation			(13,206)	(12,088)
Property and equipment, net			$42,816	$18,048

Current finance lease liabilities			$5,051	$4,020
Long-term finance lease liabilities			33,085	14,357
Total finance lease liabilities			$38,136	$18,377

Weighted average remaining lease term (years):
Operating leases			7.2	8.4
Finance lease			10.1	6.0

Weighted average discount rate:
Operating leases			7.3%	5.1%
Finance leases			8.2%	7.7%

Maturities of lease liabilities, as of June 29, 2024, were as follows:
			Operating Leases	Finance Leases
2024 (six months)			$11,304	$4,252
2025			21,854	6,900
2026			18,501	5,585
2027			15,148	5,402
2028			12,093	5,818
2029			10,536	4,477
Thereafter			31,745	24,743
Total lease payments			121,181	57,177
Less imputed interest			(26,638)	(19,041)
Present value of lease payments			$94,543	$38,136

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

On January 4, 2021, prior to the closing of the Transaction, Argos USA entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) related to the sale of ready-mix concrete in the greater Savannah, Georgia area by a small number of employees who joined the Company in October 2011 and were subsequently terminated. Pursuant to the DPA, Argos USA paid a monetary penalty of $20.0 million and was required, among other things, to periodically review and update its antitrust compliance program. The three-year term of the DPA expired on January 4, 2024. As Argos USA fully complied with the terms of the DPA, on January 18, 2024, following the conclusion of the DPA’s three-year term, the United States District Court for the Southern District of Georgia dismissed the criminal charge that was filed against the company in January 2021. Argos USA’s failure to comply with the terms and conditions of the DPA could result in additional criminal prosecution or penalties as well as continued expenses in defending these proceedings. In addition, Argos USA has been named a defendant in a putative class action filed under the caption Pro Slab, Inc. et al. v. Argos USA LLC et al. on behalf of purchasers of ready-mix concrete on November 22, 2017 in the U.S. District Court for the District of South Carolina and includes allegations of price-fixing, market allocation and other anti-competitive practices in the Savannah, Georgia and Charleston, South Carolina markets, seeking monetary damages and other remedies. This case was stayed on February 9, 2022 pending the resolution of the same criminal indictments, and only limited, written discovery may proceed while this stay is in effect.

On June 13, 2023, prior to the closing of the Transaction, Argos USA entered into a settlement and compliance agreement with the Federal Highway Administration of the U.S. Department of Transportation that requires, among other things, appointment of an independent monitor until June 2025 to monitor, among other things, bids or awards of publicly funded contracts in Georgia and South Carolina for our ready-mix and cement business, as well as our code of business conduct, antitrust compliance policy, and antitrust compliance program.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of June 29, 2024 and December 30, 2023, $44.1 million and $44.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $6.5 million and $5.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of June 29, 2024 and December 30, 2023 were $171.4 million and $141.8 million, respectively.

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

The fair value of contingent consideration as of June 29, 2024 and December 30, 2023 was:

	June 29, 2024	December 30, 2023
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$1,701	$139
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$7,971	$9,254

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of June 29, 2024 and July 1, 2023.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of June 29, 2024 and December 30, 2023 was:

	June 29, 2024		December 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$2,814,031	$2,805,202	$2,329,606	$2,300,473
Level 3
Current portion of deferred consideration and noncompete obligations(2)	7,286	7,286	6,868	6,868
Long term portion of deferred consideration and noncompete obligations(3)	13,246	13,246	18,767	18,767
(1)$7.6 million and $3.8 million was included in current portion of debt as of June 29, 2024 and December 30, 2023, respectively.
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

The operating results of each segment are regularly reviewed and evaluated by the Chief Executive Officer, our Company’s Chief Operating Decision Maker (“CODM”). The CODM primarily evaluates the performance of the Company’s segments and allocates resources to them based on a segment profit metric that we call Adjusted EBITDA ("EBITDA" refers to net income (loss) before interest expense (income), income tax expense (benefit) and depreciation, depletion and amortization), which is computed as earnings from operations before interest, taxes, depreciation, depletion, amortization, accretion and share-based compensation, as well as various other non-recurring, non-cash amounts.

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
The following tables display selected financial data for the Company’s reportable business segments as of June 29, 2024 and December 30, 2023 and for the three and six months ended June 29, 2024 and July 1, 2023:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue*:
West	$453,382	$430,738	$757,920	$681,620
East	340,059	186,537	608,753	316,926
Cement	324,821	111,875	556,604	165,992
Total revenue	$1,118,262	$729,150	$1,923,277	$1,164,538
*Intercompany sales totaled $53.5 million and $94.0 million for the three and six months ended June 29, 2024, respectively, and $1.6 million and $2.4 million for the three and six months ended July 1, 2023, respectively. The presentation above only reflects sales to external customers.

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income from operations before taxes	$131,891	$107,209	$53,556	$69,531
Interest expense	52,849	27,902	104,741	55,322
Depreciation, depletion and amortization	103,379	54,042	198,342	104,230
Accretion	1,018	745	2,026	1,451
Loss on debt financings	—	—	5,453	493
Gain on sale of businesses	(3,758)	—	(18,743)	—
Non-cash compensation	7,413	5,216	14,133	9,924
Argos USA acquisition and integration costs	9,737	—	71,031	—
Other	(6,363)	(3,369)	(13,148)	(8,005)
Total Adjusted EBITDA	$296,166	$191,745	$417,391	$232,946

Total Adjusted EBITDA by Segment:
West	$101,585	$104,517	$144,985	$137,195
East	70,554	47,617	108,030	66,469
Cement	140,769	52,872	200,223	52,882
Corporate and other	(16,742)	(13,261)	(35,847)	(23,600)
Total Adjusted EBITDA	$296,166	$191,745	$417,391	$232,946

	Six months ended
	June 29, 2024	July 1, 2023
Purchases of property, plant and equipment
West	$75,744	$70,687
East	46,570	30,378
Cement	45,813	19,477
Total reportable segments	168,127	120,542
Corporate and other	7,833	6,351
Total purchases of property, plant and equipment	$175,960	$126,893

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Depreciation, depletion, amortization and accretion:
West	$30,270	$28,144	$60,608	$54,517
East	23,369	15,718	46,450	31,253
Cement	48,268	9,891	88,973	17,889
Total reportable segments	101,907	53,753	196,031	103,659
Corporate and other	2,490	1,034	4,337	2,022
Total depreciation, depletion, amortization and accretion	$104,397	$54,787	$200,368	$105,681

	June 29, 2024	December 30, 2023
Total assets:
West	$2,037,224	$1,837,214
East	1,618,636	1,171,944
Cement	4,090,823	904,508
Total reportable segments	7,746,683	3,913,666
Corporate and other	567,309	1,235,916
Total	$8,313,992	$5,149,582

15.RELATED PARTY TRANSACTIONS

As part of the combination with Argos USA, we entered into several agreements with affiliates of Cementos Argos as follows:

We entered into agreements whereby Cementos Argos or an affiliate of Cementos Argos provides various administrative and technical services. The technical service agreement can be terminated with six months advance notice, while the support services agreement expires January 2026. During the three and six months ended June 29, 2024, we paid $1.4 million and $1.7 million, respectively, under these agreements and is included in general and administrative costs in our statement of operations.

We also entered into a cement supply agreement with Cementos Argos with an initial term expiring December 31, 2028. Under this agreement, we will purchase a minimum volume of 425,000 metric tons of cement from an affiliate of Cementos Argos. The purchase price of the cement will be at market prices based on third party quotes. During the three and six months ended June 29, 2024, we purchased $5.3 million and $14.4 million, respectively, of cement under the cement supply agreement. Cement purchases are capitalized into inventory on the consolidated balance sheet.

We also entered into various agreements whereby an affiliate of Cementos Argos will provide logistics support for importing cement to our terminals. During the three and six months ended June 29, 2024, we paid the affiliate $2.8 million and $4.5 million, respectively, under the logistics supply agreement, and these costs are capitalized into inventory on our consolidated balance sheet.

We entered into a master purchase agreement where-by we will utilize the services of an affiliate of Cementos Argos to negotiate and coordinate a supply agreement with the international suppliers for the purchase of cement and other materials. This agreement expires on December 31, 2025. During the three and six months ended June 29, 2024, we paid $0.2 million and $0.3 million, respectively, under the master purchase agreement, and these costs are capitalized into inventory on our consolidated balance sheet.

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

Overview

Summit’s vision is to be the most socially responsible, integrated construction materials solution provider, collaborating with stakeholders to deliver differentiated innovations and solve our customers’ challenges. Within our markets, we strive to be a market leader by offering customers a single-source provider for construction materials and related vertically integrated downstream products. Our materials include aggregates, which we supply across the United States, and in British Columbia, Canada, and cement, which we supply across the Southeast and Mid-Atlantic as well as to surrounding states along the Mississippi River from Minnesota to Southeast Gulf States. In addition to supplying aggregates to customers, we use a portion of our materials internally to produce ready-mix concrete and asphalt paving mix, which may be sold externally or used in our paving and related services businesses. Our vertically integrated business model creates opportunities to increase aggregates volumes, optimize margin at each stage of production and provide customers with efficiency gains, convenience and reliability, which we believe gives us a competitive advantage.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our six largest states by revenue, Texas, Florida, Missouri, Georgia, Utah, and Kansas, the following is a summary of key funding initiatives in those states:

•Texas: The fiscal year 2025 budget will rise $18.68 billion. Given that the biennial budget for fiscal year 2023 was determined in 2021, prior to passage of the IIJA, this bill is the first biennial budget to incorporate increased federal funding under IIJA. IIJA boosts the Texas Department of Transportation budget by about $1 billion per year.

•Florida: Baseline appropriations to the Florida Department of Transportation total $15.51 billion, a state record and 2% increase over the base fiscal year 2024 Florida Department of Transportation budget.

•Missouri: In fiscal year 2025, appropriations classified under highway construction totaled $3.3 billion, an 18% increase over fiscal year 2024.

•Georgia: Appropriations to the Georgia Department of Transportation total $4.18 billion in fiscal year 2025, a 7% increase over the original fiscal year 2024 budget ($3.90 billion). Importantly, the anticipated federal revenues reflected in Georgia Department of Transportation's recent budgets do not capture the extent of federal funding attributable to the IIJA.

•Utah: Between fiscal year 2017 and fiscal year 2024, total (original) transportation appropriations rose 128%, from $1.32 billion to $3.02 billion. In fiscal year 2025, appropriations fell 4% from that high to $2.92 billion.

•Kansas: The original Governor's Budget for the Kansas Department of Transportation totals $2.68 billion for fiscal year 2025, a 16% increase over the original Governor's Budget for fiscal year 2024.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023, and certain other highlights include:

•On January 12, 2024, Summit acquired all of the outstanding equity interests in Argos USA for a value of approximately $3.1 billion.
•Net revenue increased $395.1 million and $761.1 million in the three and six months ended June 29, 2024, respectively, primarily resulting from the Transaction, as well as increases in average sales prices, which more than offset reduced volumes due to divestitures completed in 2023.
•Our operating income increased $43.3 million and $13.9 million in the three and six months ended June 29, 2024, respectively, primarily resulting from increased revenues due to the Transaction, which more than offset the greater general and administrative expenses, depreciation, depletion, amortization and accretion expenses incurred as a result of the Transaction, as well as $71.0 million of transaction and integration costs related to the Transaction.
•In the three and six months ended June 29, 2024, average sales price increased 11.8% and 11.3% in aggregates, 2.9% and 2.9% in cement, 10.4% and 11.2% in ready-mix concrete and 1.6% and 2.9% in asphalt, respectively.
•In the three and six months ended June 29, 2024, sales volume decreased 10.0% and 8.8% in aggregates, increased 238.0% and 295.2% in cement, increased 78.2% and 87.1% in ready-mix concrete and decreased 16.9% and 13.3% in asphalt, respectively. The increased sales volumes for cement and ready-mix concrete was primarily due to the combination with Argos USA.
•In the first six months of 2024, Summit Materials, LLC entered into Amendment No.7 to the credit agreement governing our senior secured credit facilities (the "Credit Agreement") and established new terms loans in an aggregate amount of $1.010 billion. Summit Materials, LLC increased the total aggregate commitments under our revolving credit facility from $395.0 million to $625.0 million.
•In the first six months of 2024, we sold three businesses, resulting in total proceeds of $86.0 million and a net gain on disposition of $18.7 million.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and six months ended June 29, 2024 and July 1, 2023.

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
($ in thousands)
Net revenue	$1,075,471	$680,373	$1,848,700	$1,087,643
Delivery and subcontract revenue	42,791	48,777	74,577	76,895
Total revenue	1,118,262	729,150	1,923,277	1,164,538
Cost of revenue (excluding items shown separately below)	750,009	492,403	1,374,020	846,440
General and administrative expenses	83,875	53,838	152,401	99,836
Depreciation, depletion, amortization and accretion	104,397	54,787	200,368	105,681
Transaction and integration costs	10,265	1,712	72,473	2,076
Gain on sale of property, plant and equipment	(3,180)	(3,223)	(4,028)	(3,653)
Operating income	172,896	129,633	128,043	114,158
Interest expense	52,849	27,902	104,741	55,322
Loss on debt financings	—	—	5,453	493
Gain on sale of businesses	(3,758)	—	(18,743)	—
Other income, net	(8,086)	(5,478)	(16,964)	(11,188)
Income from operations before taxes	131,891	107,209	53,556	69,531
Income tax expense	25,816	22,481	14,751	16,015
Net income	$106,075	$84,728	$38,805	$53,516

Three and six months ended June 29, 2024 compared to the three and six months ended July 1, 2023

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Net revenue	$1,075,471	$680,373	$395,098	58.1%	$1,848,700	$1,087,643	$761,057	70.0%
Operating income	172,896	129,633	43,263	33.4%	128,043	114,158	13,885	12.2%
Operating margin percentage	16.1%	19.1%			6.9%	10.5%
Adjusted EBITDA (1)	$296,166	$191,745	$104,421	54.5%	$417,391	$232,946	$184,445	79.2%
Adjusted EBITDA Margin (1)	27.5%	28.2%			22.6%	21.4%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue increased $395.1 million in the three months ended June 29, 2024, primarily resulting from the Transaction as well as organic price increases across all lines of business. In the three months ended June 29, 2024, we recognized $464.0 million of revenue from our recent acquisitions which more than offset a decrease of $46.6 million in net revenue related to divestitures. Of the increase in net revenue, $212.2 million was from increased sales of materials, $185.9 million from increased sales of products, partially offset by $2.9 million from decreased service revenue. We experienced organic volume decline of 9.4%, 16.5%, 14.9% and 6.6% in our aggregates, cement, ready-mix concrete and asphalt lines of business, respectively. The organic volume decreases for aggregates and ready-mix concrete were primarily attributable to unfavorable weather conditions and reduced activity in residential markets in our West segment. The organic volume decline in cement was due to reduced import volume in the River Markets and moderating demand conditions.

Net revenue increased $761.1 million in the six months ended June 29, 2024, primarily resulting from the Transaction as well as organic price increases across all lines of business. In the six months ended June 29, 2024, we recognized $842.5 million of revenue from our recent acquisitions which more than offset a decrease of $68.8 million in net revenue related to divestitures. Of the increase in net revenue, $389.1 million was from increased sales of materials, $365.4 million from increased sales of products, and $6.5 million from increased service revenue. Our organic volumes declined 8.8%, 12.2%, 14.9% and 2.8% in aggregates, cement, ready-mix concrete and asphalt, respectively. The organic volume decreases for aggregates and ready-mix concrete were primarily attributable to unfavorable weather conditions and reduced activity in residential markets in our West segment. We had organic price growth in our aggregates, cement, ready-mix and asphalt lines of business of 10.6%, 6.8%, 6.7% and 1.6%, respectively, during the first six months of 2024.

Operating income increased by $43.3 million and $13.9 million in the three and six months ended June 29, 2024, respectively. In the three and six months ended June 29, 2024, we incurred $10.3 million and $72.5 million of transaction costs, respectively, which were mostly due to $9.7 million and $71.0 million, respectively, of acquisition and integration costs related to our combination with Argos USA.

Our operating margin percentage for the three and six months ended June 29, 2024 decreased from 19.1% to 16.1% and from 10.5% to 6.9%, respectively, from the comparable period a year ago, due to the factors noted above, notably the transaction and integration costs related to our combination with Argos USA. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $104.4 million and $184.4 million in the three and six months ended June 29, 2024, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Revenue by product*:
Aggregates	$225,148	$223,727	$1,421	0.6%	$398,645	$392,664	$5,981	1.5%
Cement	364,477	104,889	259,588	247.5%	628,969	154,631	474,338	306.8%
Ready-mix concrete	393,294	199,826	193,468	96.8%	705,449	338,970	366,479	108.1%
Asphalt	77,700	91,926	(14,226)	(15.5)%	105,819	118,643	(12,824)	(10.8)%
Paving and related services	131,027	151,011	(19,984)	(13.2)%	186,426	191,728	(5,302)	(2.8)%
Other	(73,384)	(42,229)	(31,155)	(73.8)%	(102,031)	(32,098)	(69,933)	(217.9)%
Total revenue	$1,118,262	$729,150	$389,112	53.4%	$1,923,277	$1,164,538	$758,739	65.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three months ended
	June 29, 2024		July 1, 2023
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	14,758	$15.26	16,396	$13.65	(10.0)%	11.8%
Cement	2,376	153.43	703	149.10	238.0%	2.9%
Ready-mix concrete	2,376	165.51	1,333	149.91	78.2%	10.4%
Asphalt	911	85.25	1,096	83.90	(16.9)%	1.6%

	Six months ended
	June 29, 2024		July 1, 2023
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	26,412	$15.09	28,968	$13.56	(8.8)%	11.3%
Cement	4,114	152.87	1,041	148.55	295.2%	2.9%
Ready-mix concrete	4,273	165.10	2,284	148.41	87.1%	11.2%
Asphalt	1,231	85.99	1,420	83.54	(13.3)%	2.9%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $1.4 million and $6.0 million in the three and six months ended June 29, 2024, respectively. In the six months ended June 29, 2024, we had strong organic price increases which were mostly offset by a decrease in organic aggregate volumes. Organic aggregate volumes decreased 8.8% in the first six months of 2024 as compared to the same period a year ago, primarily due to unfavorable weather conditions in certain geographies noted below. Aggregates average sales price of $15.09 per ton increased 11.3% in the first six months of 2024 as compared to the first six months of 2023, due to pricing actions designed to more than offset current inflationary conditions. We continue to focus on value pricing in our local market.

Revenue from cement increased $259.6 million and $474.3 million in the three and six months ended June 29, 2024, respectively, primarily due to our combination with Argos USA. In the three and six months ended June 29, 2024, organic cement average sales prices increased 7.3% and 6.8%, respectively.

Revenue from ready-mix concrete increased $193.5 million and $366.5 million in the three and six months ended June 29, 2024, respectively, primarily due to our combination with Argos USA. In the three and six months ended June 29, 2024, our organic ready-mix concrete volumes decreased 14.9% and 14.9%, respectively, and our organic average sales prices increased 5.6% and 6.7%, respectively.

Revenue from asphalt decreased $14.2 million and $12.8 million in the three and six months ended June 29, 2024, respectively, primarily due to divestitures completed in 2023. In the first six months of 2024, organic volumes decreased by 2.8% due to less favorable weather conditions in 2024. In the first six months of 2024, organic pricing increased 1.6%, with pricing gains across all our major markets.

Other Financial Information

Transaction and Integration Costs

Our transaction and integration costs were $10.3 million and $72.5 million in three and six months ended June 29, 2024, respectively, and $1.7 million and $2.1 million in the three and six months ended July 1, 2023, respectively. In the three and six months ended June 29, 2024, $9.7 million and $71.0 million, respectively, of the transaction and integration costs were related to costs associated with the Transaction.

Interest Expense

Our interest expense was $52.8 million and $104.7 million in the three and six months ended June 29, 2024, respectively, and $27.9 million and $55.3 million in the three and six months ended July 1, 2023, respectively. Our total debt balance has increased period over period due to the increased debt levels related to the Transaction, resulting in higher interest expense in 2024, which is expected to continue during the remainder of 2024.

Income Tax Expense

Our income tax expense was $25.8 million and $14.8 million in the three and six months ended June 29, 2024, respectively, and our income tax expense was $22.5 million and $16.0 million in the three and six months ended July 1, 2023, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) basis differences in assets divested, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) state taxes, (4) various other items such as limitations on meals and entertainment, certain stock compensation, non-deductible compensation paid to covered employees, and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of each of June 29, 2024 and December 30, 2023, Summit Inc. had a valuation allowance of $1.1 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Net revenue	$423,680	$400,038	$23,642	5.9%	$707,285	$634,408	$72,877	11.5%
Operating income	70,735	74,680	(3,945)	(5.3)%	83,353	80,393	2,960	3.7%
Operating margin percentage	16.7%	18.7%			11.8%	12.7%
Adjusted EBITDA (1)	$101,585	$104,517	$(2,932)	(2.8)%	$144,985	$137,195	$7,790	5.7%
Adjusted EBITDA Margin (1)	24.0%	26.1%			20.5%	21.6%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $23.6 million and $72.9 million for the three and six months ended June 29, 2024, respectively, due to revenue increases in ready-mix concrete and from the impact of the Transaction. Organic aggregates average sales prices increased 7.1% and 7.8% in the three and six months ended June 29, 2024, respectively, as price increases were implemented across all geographies. Organic aggregate volumes decreased 9.2% in the six month period due, in part, to unfavorable weather conditions and, to a lesser degree, decrease in demand in our South Texas and British Columbia markets, as compared to the first six months of 2023. Organic ready-mix concrete volumes decreased 15.2%, while our organic ready-mix concrete average sales prices increased 6.7% in the first six months of 2024. As we expected, higher mortgage interest rates are impacting nonresidential in the Intermountain West and South Texas markets. These conditions are affecting, to varying degrees, our largest markets, Houston, Phoenix and Salt Lake City.

The West segment’s operating income decreased $3.9 million and increased $3.0 million in the three and six months ended June 29, 2024, respectively. Adjusted EBITDA decreased $2.9 million and increased $7.8 million in the three and six months ended June 29, 2024, respectively, due to the price increases noted above and from the impact of the acquisition of Argos USA ready-mix concrete plants in the Houston market which accounted for $2.1 million and $4.5 million, respectively. The reduction in operating income and Adjusted EBITDA for the three month period was primarily due to severe weather in Houston that negatively impacted construction activity and costs. Adjusted EBITDA margin decreased to 24.0% from 26.1% and to 20.5% from 21.6% during the three and six months ended June 29, 2024, respectively. The operating margin percentage in the West segment decreased in the three and six months ended June 29, 2024 due to product mix and the impact of adverse weather conditions particularly in the Houston market as well as product mix from the Transaction.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Revenue by product*:
Aggregates	$104,832	$110,258	$(5,426)	(4.9)%	$186,876	$190,772	$(3,896)	(2.0)%
Ready-mix concrete	201,429	172,654	28,775	16.7%	361,088	295,910	65,178	22.0%
Asphalt	77,700	82,752	(5,052)	(6.1)%	105,403	106,513	(1,110)	(1.0)%
Paving and related services	131,027	131,102	(75)	(0.1)%	185,433	168,494	16,939	10.1%
Other	(61,606)	(66,028)	4,422	6.7%	(80,880)	(80,069)	(811)	(1.0)%
Total revenue	$453,382	$430,738	$22,644	5.3%	$757,920	$681,620	$76,300	11.2%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and six months ended June 29, 2024 from the three and six months ended July 1, 2023 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(12.2)%	8.3%	(10.1)%	9.0%
Ready-mix concrete	12.4%	3.8%	16.4%	4.9%
Asphalt	(6.6)%	0.4%	(2.6)%	1.6%

Revenue from aggregates in the West segment decreased $5.4 million and $3.9 million in the three and six months ended June 29, 2024, respectively. Aggregates pricing for the three and six months ended June 29, 2024 increased 8.3% and 9.0%, respectively, when compared to the same period in 2023. A 12.2% decrease in sales volumes in the second quarter of 2024 were partially offset by increased average sales prices. In the three and six months ended June 29, 2024, aggregate volumes decreased in our British Columbia and South Texas markets, which more than offset increases in our Intermountain West and North Texas markets.

Revenue from ready-mix concrete in the West segment increased $28.8 million and $65.2 million in the three and six months ended June 29, 2024, respectively, primarily resulting from the acquisition of the Argos USA ready-mix plants in the Houston market. For the three and six months ended June 29, 2024, our organic ready-mix concrete volumes decreased 13.9% and 15.2%, respectively, which was partially offset by increased organic ready-mix concrete prices of 5.3% and 6.7%, respectively. For the three and six months ended June 29, 2024, our organic ready-mix concrete volumes decreased due to unfavorable weather in our South Texas market and reduced private end-market activity.

Revenue from asphalt in the West segment decreased $5.1 million and $1.1 million in the three and six months ended June 29, 2024, respectively. For the three and six months ended June 29, 2024, asphalt volumes decreased 6.6% and 2.6%, respectively, primarily due to reduced market demand in our British Colombia and Intermountain West markets. Average sales prices for asphalt increased 0.4% and 1.6% in the three and six months ended June 29, 2024, respectively. Revenue for paving and related services in the West segment decreased by $0.1 million and increased $16.9 million in the three and six months ended June 29, 2024, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 29, 2024 was approximately $26.5 million and 33.6 million, respectively.

East Segment

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Net revenue	$326,970	$168,460	$158,510	94.1%	$584,811	$287,243	$297,568	103.6%
Operating income	46,882	31,603	15,279	48.3%	60,874	34,567	26,307	76.1%
Operating margin percentage	14.3%	18.8%			10.4%	12.0%
Adjusted EBITDA (1)	$70,554	$47,617	$22,937	48.2%	$108,030	$66,469	$41,561	62.5%
Adjusted EBITDA Margin (1)	21.6%	28.3%			18.5%	23.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $158.5 million and $297.6 million in the three and six months ended June 29, 2024, respectively, as compared to the same period a year ago, primarily due to the impact of the Transaction. Operating income increased $15.3 million and $26.3 million in the three and six months ended June 29, 2024, respectively. Adjusted EBITDA increased $22.9 million and $41.6 million in the three and six months ended June 29, 2024, respectively, which more than offset the negative impact to Adjusted EBITDA from two divestitures totaling $5.0 million and $7.6 million in the three and six months ended June 29, 2024, respectively. Operating income margin decreased to 14.3% from 18.8% and to 10.4% from 12.0% in the three and six months ended June 29, 2024, respectively, as compared to the same period a year ago. Adjusted EBITDA Margin decreased to 21.6% from 28.3% and to 18.5% from 23.1% in the three and six months ended June 29, 2024, respectively, as compared to the same period a year ago, due to higher contribution from our acquired ready-mix concrete operations which have lower operating and Adjusted EBITDA margins than our aggregates line of businesses.

Gross revenue by product/ service was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Revenue by product*:
Aggregates	$120,316	$113,469	$6,847	6.0%	$211,769	$201,892	$9,877	4.9%
Ready-mix concrete	191,865	27,172	164,693	606.1%	344,361	43,060	301,301	699.7%
Asphalt	—	9,174	(9,174)	—%	416	12,130	(11,714)	(96.6)%
Paving and related services	—	19,909	(19,909)	—%	993	23,234	(22,241)	(95.7)%
Other	27,878	16,813	11,065	65.8%	51,214	36,610	14,604	39.9%
Total revenue	$340,059	$186,537	$153,522	82.3%	$608,753	$316,926	$291,827	92.1%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and six months ended June 29, 2024 from the three and six months ended July 1, 2023 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(7.6)%	14.8%	(7.5)%	13.3%
Ready-mix concrete	460.2%	26.1%	535.7%	25.8%
Asphalt	(100.0)%	(100.0)%	(97.5)%	32.7%

Revenue from aggregates in the East segment increased $6.8 million and $9.9 million in the three and six months ended June 29, 2024, respectively, as compared to the same period a year ago as increases in average sales prices more than offset the impact of lower sales volumes. Aggregate pricing increased 14.8% and 13.3% in the three and six months ended June 29, 2024, respectively, due to price increases across all of our major markets. Aggregate volumes in the three and six months ended June 29, 2024 decreased 7.6% and 7.5%, respectively, due, in part, to unfavorable weather and lower volumes in our Kansas markets.

Revenue from ready-mix concrete in the East segment increased $164.7 million and $301.3 million as ready-mix concrete volumes increased 460.2% and 535.7% in the three and six months ended June 29, 2024, respectively, as compared to the same period in 2023, primarily due to the acquisition of the Argos USA ready-mix concrete operations notably in Florida, Georgia and the Carolinas. In the six months ended June 29, 2024, our ready-mix concrete average sales prices increased 25.8% due to higher prices in our recently acquired Florida, Carolinas and Georgia markets.

Due entirely to a 2024 divestiture, revenue from asphalt decreased $9.2 million and $11.7 million in the three and six months ended June 29, 2024, respectively, when compared to the same periods in 2023. Asphalt pricing increased 32.7% in the six months ended June 29, 2024. Paving and related service revenue decreased $19.9 million and $22.2 million in the three and six months ended June 29, 2024, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the six months ended June 29, 2024 was approximately $248.3 million and $51.2 million, respectively.

Cement Segment

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Net revenue	$324,821	$111,875	$212,946	190.3%	$556,604	$165,992	$390,612	235.3%
Operating income	92,015	43,037	48,978	113.8%	109,684	35,093	74,591	212.6%
Operating margin percentage	28.3%	38.5%			19.7%	21.1%
Adjusted EBITDA (1)	$140,769	$52,872	$87,897	166.2%	$200,223	$52,882	$147,341	278.6%
Adjusted EBITDA Margin (1)	43.3%	47.3%			36.0%	31.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $212.9 million and $390.6 million primarily due to the acquisition of the four Argos USA cement plants, as well as an average sales price increases of 2.9% in the three and six months ended June 29, 2024, respectively.

Operating income increased $49.0 million and $74.6 million during the three and six months ended June 29, 2024, respectively, despite increased depreciation expense resulting from the revaluation of assets from our combination with Argos USA. Operating margin percentage for the three and six months ended June 29, 2024 decreased to 28.3% from 38.5% and to 19.7% from 21.1%, respectively, from the comparable period a year ago for the same reason. In the three months ended June 29, 2024, Adjusted EBITDA margin decreased to 43.3% from 47.3% due to a combination of product mix from the Transaction and planned maintenance at one of our cement plants. For the six months ended June 29, 2024, Adjusted EBITDA margin increased to 36.0% from 31.9% due to reduced seasonality relative to the prior year.

Gross revenue by product was as follows:

	Three months ended				Six months ended
($ in thousands)	June 29, 2024	July 1, 2023	Variance		June 29, 2024	July 1, 2023	Variance
Revenue by product*:
Cement	$364,477	$104,889	$259,588	247.5%	$628,969	$154,631	$474,338	306.8%
Other	(39,656)	6,986	(46,642)	(667.6)%	(72,365)	11,361	(83,726)	(737.0)%
Total revenue	$324,821	$111,875	$212,946	190.3%	$556,604	$165,992	$390,612	235.3%
*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and six months ended June 29, 2024 from the three and six months ended July 1, 2023 were as follows:

	Three months ended		Six months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	238.0%	2.9%	295.2%	2.9%

Revenue from cement increased $259.6 million and $474.3 million in the three and six months ended June 29, 2024, respectively, due to the addition of the four Argos USA cement plants as well as average cement pricing gains of 2.9%.

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

As of June 29, 2024, we had $538.7 million in cash and cash equivalents and $926.9 million of working capital compared to $374.2 million and $609.2 million, respectively, at December 30, 2023. Working capital is calculated as current assets less current liabilities. There was no restricted cash balances as of June 29, 2024 and $800 million of restricted cash as of December 30, 2023 related to the Transaction. In January 2024, we amended our senior secured revolving credit facility, increasing the total availability to $625.0 million and extending the maturity date to January 2029. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $592.7 million as of June 29, 2024, which is net of $32.3 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our Credit Agreement.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. No repurchases were made during the six month period ended June 29, 2024. As of June 29, 2024, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of June 29, 2024 and December 30, 2023, our long-term borrowings totaled $2.8 billion and $2.3 billion, respectively, for which we incurred $48.2 million and $95.6 million of interest expense for the three and six months ended June 29, 2024, respectively and $25.0 million and $49.2 million of interest expense for the three and six months ended July 1, 2023, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the senior secured revolving credit facility as of June 29, 2024.

We believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures and debt service obligations, for the next twelve months and foreseeable future. Our growth strategy contemplates future acquisitions for which we believe we have sufficient access to capital. We also plan to divest of certain dilutive businesses as we rationalize our portfolio, which will also generate additional capital.

We and our affiliates may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of June 29, 2024, we were in compliance with all debt covenants. At June 29, 2024 and December 30, 2023, $2.8 billion and $2.3 billion, respectively, of total debt was outstanding under our respective debt agreements. Due to our ongoing divestiture program, we have made prepayments on our term loan and may be required to do so again in the future.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the six months ended June 29, 2024 and July 1, 2023:

	Summit Inc.
($ in thousands)	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	$111,404	$94,042
Investing activities	(1,212,449)	(360,651)
Financing activities	467,182	(24,579)

Operating activities

During the six months ended June 29, 2024, cash provided by operating activities was $111.4 million primarily as a result of:

•Net income of $38.8 million, decreased by non-cash expenses, including $206.7 million of depreciation, depletion, amortization and accretion expense and $14.1 million of share-based compensation, offset by the net gain on asset and business disposals of $22.8 million.
•Billed and unbilled accounts receivable increased by $128.7 million in the first six months of 2024 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $53.2 million of interest payments in the six months ended June 29, 2024.

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

Investing activities

During the six months ended June 29, 2024, cash used for investing activities was $1,212.4 million, of which $1,113.3 million was used primarily for the Transaction, $176.0 million was invested in capital expenditures, $21.4 million was used to purchase intellectual property and was partially offset by $14.2 million of proceeds from asset sales. We also received net proceeds of $86.0 million from the divestiture of three businesses.

During the six months ended July 1, 2023, cash used for investing activities was $360.7 million, of which $126.9 million was invested in capital expenditures and $237.7 million was used for acquisitions in the West and East segments, and was partially offset by $5.8 million of proceeds from asset sales.

Financing activities

During the six months ended June 29, 2024, cash provided by financing activities was $467.2 million, primarily related to the increase in our senior secured credit facility due to the Transaction. We also made $509.8 million of payments on debt, $6.3 million payments on acquisition-related liabilities and used $9.7 million on shares redeemed to settle taxes on restricted stock units.

During the six months ended July 1, 2023, cash used in financing activities was $24.6 million. We made $6.7 million of payments on debt, $11.5 million payments on acquisition-related liabilities and used $6.0 million on shares redeemed to settle taxes on restricted stock units.

Cash paid for capital expenditures

We paid cash of approximately $176.0 million in capital expenditures in the six months ended June 29, 2024 compared to $126.9 million in the six months ended July 1, 2023.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility. As of June 29, 2024, we had accrued $48.0 million as TRA liability in our consolidated financial statements. Of the total TRA liability, $0.3 million is expected to be paid in the next twelve months.

In the six months ended June 29, 2024, Summit Inc. acquired the remaining 763,243 LP Units in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of June 29, 2024 and December 30, 2023, we had recorded $48.0 million and $41.7 million of TRA liability, respectively.

For the three months ended June 29, 2024, based on a contractually defined discount rate of 6.33%, if the early termination provisions of the TRA were triggered, the aggregate amount required to settle the TRA would be approximately $26.3 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of the generation of future taxable income.

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

Litigation and claims—On January 4, 2021, prior to the closing of the Transaction, Argos USA entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) related to the sale of ready-mix concrete in the greater Savannah, Georgia area by a small number of employees who joined the Company in October 2011 and were subsequently terminated. Pursuant to the DPA, Argos USA paid a monetary penalty of $20.0 million and was required, among other things, to periodically review and update its antitrust compliance program. The three-year term of the DPA expired on January 4, 2024. As Argos USA fully complied with the terms of the DPA, on January 18, 2024, following the conclusion of the DPA’s three-year term, the United States District Court for the Southern District of Georgia dismissed the criminal charge that was filed against the company in January 2021. Argos USA's failure to comply with the terms and conditions of the DPA could result in additional criminal prosecution or penalties as well as continued expenses in defending these proceedings. In addition, Argos USA has been named a defendant in a putative class action filed under the caption Pro Slab, Inc. et al. v. Argos USA LLC et al. on behalf of purchasers of ready-mix concrete on November 22, 2017 in the U.S. District Court for the District of South Carolina and includes allegations of price-fixing, market allocation and other anti-competitive practices in the Savannah, Georgia and Charleston, South Carolina markets, seeking monetary damages and other remedies. This case was stayed on February 9, 2022 pending the resolution of the same criminal indictments, and only limited, written discovery may proceed while this stay is in effect.

On June 13, 2023, prior to the closing of the Transaction, Argos USA entered into a settlement and compliance agreement with the Federal Highway Administration of the U.S. Department of Transportation that requires, among other things, appointment of an independent monitor until June 2025 to monitor, among other things, bids or awards of publicly funded contracts in Georgia and South Carolina for our ready-mix and cement business, as well as our code of business conduct, antitrust compliance policy, and antitrust compliance program.

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

Supplemental Guarantor Financial Information
Summit LLC’s domestic wholly-owned subsidiary companies other than Summit Finance Corp. are named as guarantors (collectively, the “Guarantors”) of the Senior Notes. Summit Finance Corp. (the “Subsidiary Issuer”) does not and will not have any assets or operations other than as may be incidental to its activities as a co-issuer of the Senior Notes and other indebtedness. Certain other partially-owned subsidiaries and a non-U.S. entity do not guarantee the Senior Notes (collectively, the “Non-Guarantors”). The Guarantors provide a joint and several, full and unconditional guarantee of the Senior Notes. As of June 29, 2024, Summit LLC had issued and outstanding $1.8 billion aggregate principal amount of senior notes maturing on various dates between 2027 and 2031. For Further information regarding the Senior Notes, see the information under the caption "Senior Notes" note 6, “Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

There are no significant restrictions on Summit LLC’s ability to obtain funds from any of the Guarantors in the form of dividends or loans. Additionally, there are no significant restrictions on a Guarantor’s ability to obtain funds from Summit LLC or its direct or indirect subsidiaries.

The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on an unsecured senior basis by Summit LLC and substantially all of its 100% owned subsidiaries. The guarantees are full and unconditional, and the Subsidiary Issuer and each of the Guarantor Subsidiaries are consolidated subsidiaries of Summit LLC. Our Non-Guarantor Subsidiaries do not guarantee the Senior Notes. Our material operations are conducted almost entirely through the Guarantor Subsidiaries. Accordingly, the Subsidiary Issuer’s cash flow and ability to service the Senior Notes is dependent upon the earnings of the Company’s subsidiaries and the distribution of those earnings to the Subsidiary Issuer, whether by dividends, loans or otherwise. The obligations of the Guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference or similar laws affecting the rights of creditors generally) under applicable law. Summarized financial information regarding the Issuer and the Guarantors has been omitted herein because such information would not be materially different from our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our Non-Guarantor Subsidiaries collectively represented approximately 2.7% of our total assets, 3.6% of our total liabilities, 2.7% of consolidated revenue, and 6.4% of consolidated operating income as of June 29, 2024, which is not materially different than corresponding amounts included in the consolidated financial statements of the Guarantors. As of June 29, 2024, our Non-Guarantor Subsidiaries had no indebtedness outstanding other than intercompany debt. Summit Inc. has an additional $9.8 million in cash, $47.7 million of tax receivable agreement liability, $19.6 million income tax expense and a lower deferred tax liability of $109.5 million when compared to Summit LLC. Summit Inc. and Summit LLC have eliminating payables and receivables, respectively, of tax receivable agreement interests of $126.1 million. Financial metrics comparing information regarding Summit LLC have been omitted herein because such information would not be materially different, other than what is disclosed above, from our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance sheet arrangements
As of June 29, 2024, we had no material off-balance sheet arrangements.

Non-GAAP Performance Measures

We evaluate our operating performance using metrics that we refer to as “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Cash Gross Profit” and “Adjusted Cash Gross Profit Margin” which are not defined by U.S. GAAP and should not be considered as an alternative to earnings measures defined by U.S. GAAP. We define Adjusted EBITDA as EBITDA ("EBITDA" refers to net income (loss) before interest expense (income), income tax expense (benefit) and depreciation, depletion and amortization), adjusted to exclude accretion, loss on debt financings, acquisition and integration costs related to our combination with Argos USA, gain on sale of business, non-cash compensation and certain other non-cash and non-operating items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We define Adjusted Cash Gross Profit as operating income before general and administrative expenses, depreciation, depletion, amortization and accretion and Adjusted Cash Gross Profit Margin as Adjusted Cash Gross Profit as a percentage of net revenue.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended June 29, 2024
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$82,939	$51,434	$98,787	$(127,085)	$106,075
Interest (income) expense	(7,734)	(5,408)	(6,286)	72,277	52,849
Income tax expense	1,300	—	—	24,516	25,816
Depreciation, depletion and amortization	29,824	22,841	48,224	2,490	103,379
EBITDA	$106,329	$68,867	$140,725	$(27,802)	$288,119
Accretion	446	528	44	—	1,018
(Gain) loss on sale of businesses	(4,672)	914	—	—	(3,758)
Non-cash compensation	—	—	—	7,413	7,413
Argos USA acquisition and integration costs (1)	—	—	—	9,737	9,737
Other (2)	(518)	245	—	(6,090)	(6,363)
Adjusted EBITDA	$101,585	$70,554	$140,769	$(16,742)	$296,166

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended June 29, 2024
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$101,889	$85,925	$123,780	$(272,789)	$38,805
Interest (income) expense	(14,497)	(9,980)	(12,640)	141,858	104,741
Income tax expense	1,809	—	—	12,942	14,751
Depreciation, depletion and amortization	59,718	45,400	88,887	4,337	198,342
EBITDA	$148,919	$121,345	$200,027	$(113,652)	$356,639
Accretion	890	1,050	86	—	2,026
Loss on debt financings	—	—	—	5,453	5,453
Tax receivable agreement expense	—	—	—	—	—
Gain on sale of businesses	(3,828)	(14,915)	—	—	(18,743)
Non-cash compensation	—	—	—	14,133	14,133
Argos USA acquisition and integration costs (1)	—	62	110	70,859	71,031
Other (2)	(996)	488	—	(12,640)	(13,148)
Adjusted EBITDA	$144,985	$108,030	$200,223	$(35,847)	$417,391

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended July 1, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$78,354	$34,648	$47,871	$(76,145)	$84,728
Interest (income) expense	(3,378)	(2,890)	(4,890)	39,060	27,902
Income tax expense	1,478	—	—	21,003	22,481
Depreciation, depletion and amortization	27,884	15,254	9,870	1,034	54,042
EBITDA	$104,338	$47,012	$52,851	$(15,048)	$189,153
Accretion	260	464	21	—	745
Non-cash compensation	—	—	—	5,216	5,216
Other (2)	(81)	141	—	(3,429)	(3,369)
Adjusted EBITDA	$104,517	$47,617	$52,872	$(13,261)	$191,745

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Six months ended July 1, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$87,276	$40,586	$44,846	$(119,192)	$53,516
Interest (income) expense	(6,709)	(5,652)	(9,853)	77,536	55,322
Income tax expense	2,217	—	—	13,798	16,015
Depreciation, depletion and amortization	54,007	30,351	17,850	2,022	104,230
EBITDA	$136,791	$65,285	$52,843	$(25,836)	$229,083
Accretion	510	902	39	—	1,451
Loss on debt financings	—	—	—	493	493
Non-cash compensation	—	—	—	9,924	9,924
Other (2)	(106)	282	—	(8,181)	(8,005)
Adjusted EBITDA	$137,195	$66,469	$52,882	$(23,600)	$232,946
(1)The adjustment for acquisition and integration costs related to the Transaction is comprised of finder's fees, advisory, legal and professional fees incurred relating to the Transaction.
(2)Consists primarily of interest income earned on cash balances.

Reconciliation of Working Capital	June 29, 2024	December 30, 2023
($ in thousands)
Total current assets	$1,500,755	$932,124
Less total current liabilities	(573,860)	(322,965)
Working capital	$926,895	$609,159

	Three months ended		Six months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
($ in thousands)
Operating income	$172,896	$129,633	$128,043	$114,158
General and administrative expenses	83,875	53,838	152,401	99,836
Depreciation, depletion, amortization and accretion	104,397	54,787	200,368	105,681
Transaction and integration costs	10,265	1,712	72,473	2,076
Gain on sale of property, plant and equipment	(3,180)	(3,223)	(4,028)	(3,653)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$368,253	$236,747	$549,257	$318,098
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	34.2%	34.8%	29.7%	29.2%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Argos USA from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all of the outstanding equity interests in Argos USA in January 2024. Argos USA represented approximately 48.1% of the Company’s consolidated total assets at June 29, 2024. Argos USA net revenue included in the Company’s consolidated results for the fiscal quarter ended June 29, 2024 was $453.5 million. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of June 29, 2024. Based upon that evaluation, The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2024, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during their last fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting, except that, as reported above, the Company acquired all of the outstanding equity interests in Argos USA in January 2024. As a result, the Company is currently integrating Argos USA’s operations in its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates Argos USA into its overall internal control over financial reporting process.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12, "Commitments and Contingencies," to our unaudited consolidated financial statements is incorporated herein by reference. Consistent with the requirements of Item 103 of SEC Regulation S-K, the Company's threshold for disclosing environmental legal proceedings involving a governmental authority is potential monetary sanctions that management believes will meet or exceed $1 million. Applying this threshold, there are no material environmental matters to disclose for the period covered by this report.

ITEM  1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, except as previously updated by our Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2024. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as updated by the information disclosed under Part II, Item 1A, of our Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2024.

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

ITEM  5. OTHER INFORMATION

During the three months ended June 29, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On December 15, 2023, plaintiff Bruce Taylor (“Plaintiff”), on behalf of himself and all other similarly situated stockholders of Summit Materials, Inc. (“Summit”), filed a putative class action complaint in the Court of Chancery of the State of Delaware (“Court”) captioned Taylor v. Summit Materials, Inc., et al., Case No. 2023-1258-KSJM (Del. Ch.) (the “Action”), against Summit and its directors (collectively “Defendants”) alleging breaches of fiduciary duty in connection with certain disclosures relating to the transaction between and among the Company, Argos North America Corp. (“Argos USA”), Cementos Argos S.A., Argos SEM, LLC, and Valle Cement Investments, Inc., pursuant to which the Company acquired all of the outstanding equity interests of Argos USA (the “Transaction”). Summit and the director defendants do not believe that the disclosures were deficient and deny that any breach of fiduciary duty or other wrongful conduct occurred, and solely to avoid the costs, distractions, and uncertainties inherent in litigation, on December 28, 2023 issued additional disclosures that mooted Plaintiff’s claims. On February 21, 2024, Plaintiff filed a Motion for an Award of Attorneys’ Fees and Expenses (the “Fee Motion”). Counsel for the Parties thereafter entered into arm’s-length negotiations, and, to avoid the time and expense of continued litigation, the parties have agreed to fully resolve the Fee Motion in exchange for a payment by Summit of $160,000 to Plaintiff’s counsel. The Court has not been asked to review, and will pass no judgment on, the payment of attorneys’ fees and expenses or their reasonableness.

ITEM  6. EXHIBITS

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (and contained in Exhibit 101).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT MATERIALS, INC.

Date: August 6, 2024	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ C. Scott Anderson
C. Scott Anderson
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2024	By:	/s/ Brian D. Frantz
Brian D. Frantz
Chief Accounting Officer
(Principal Accounting Officer)