Form 10-Q
period 2024-09-28
Summit Materials, Inc.
filed 2024-10-31
CIK 1621563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
As of October 28, 2024, the number of shares of Summit Materials, Inc.’s outstanding Class A and Class B common stock, par value $0.01 per share for each class, was 175,605,396 and 0, respectively.

EXPLANATORY NOTE

Summit Materials, Inc. a Delaware Corporation ("Summit Inc." and, together with its subsidiaries, "Summit," "we," "us," "our" or "the Company").

Summit Inc. was formed on September 23, 2014 to be a holding company. As of September 28, 2024, it held 100.0% of the economic interest and 100% of the voting rights of Summit Materials Holdings L.P., a Delaware limited partnership (“Summit Holdings”), which is the indirect parent of Summit Materials, LLC ("Summit LLC"). Summit LLC is a co-issuer of our outstanding 6 1/2 % senior notes due 2027 (“2027 Notes”), our 5 1/4% senior notes due 2029 (“2029 Notes”) and our 7 1/4% senior notes due 2031 (“2031 Notes” collectively with the 2027 Notes and 2029 Notes, the “Senior Notes”) and borrower under our senior credit facilities. Summit Inc. controls all of the business and affairs of Summit Holdings and, in turn, Summit LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

SUMMIT MATERIALS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 28, 2024	December 30, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$737,541	$374,162
Restricted cash	—	800,000
Accounts receivable, net	570,917	287,252
Costs and estimated earnings in excess of billings	35,263	10,289
Inventories	345,215	241,350
Other current assets	24,964	17,937
Current assets held for sale	1,495	1,134
Total current assets	1,715,395	1,732,124
Property, plant and equipment, less accumulated depreciation, depletion and amortization (September 28, 2024 - $1,568,591 and December 30, 2023 - $1,399,468)	4,293,472	1,976,820
Goodwill	2,069,495	1,224,861
Intangible assets, less accumulated amortization (September 28, 2024 - $50,670 and December 30, 2023 - $18,972)	157,269	68,081
Deferred tax assets, less valuation allowance (September 28, 2024 - $1,113 and December 30, 2023 - $1,113)	—	52,009
Operating lease right-of-use assets	83,012	36,553
Other assets	108,543	59,134
Total assets	$8,427,186	$5,149,582
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$10,100	$3,822
Current portion of acquisition-related liabilities	8,996	7,007
Accounts payable	274,957	123,621
Accrued expenses	226,310	171,691
Current operating lease liabilities	17,134	8,596
Billings in excess of costs and estimated earnings	15,334	8,228
Total current liabilities	552,831	322,965
Long-term debt	2,776,918	2,283,639
Acquisition-related liabilities	21,230	28,021
Tax receivable agreement liability	47,667	41,276
Deferred tax liabilities	206,168	15,854
Noncurrent operating lease liabilities	75,287	33,230
Other noncurrent liabilities	300,459	108,017
Total liabilities	3,980,560	2,833,002
Commitments and contingencies (see note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,000,000,000 shares authorized, 175,596,314 and 119,529,380 shares issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	1,757	1,196
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, 0 and 99 shares issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	—	—
Preferred Stock, par value $0.01 per share; 250,000,000 shares authorized, 1 and 0 shares issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	—	—
Additional paid-in capital	3,419,477	1,421,813
Accumulated earnings	1,021,138	876,751
Accumulated other comprehensive income	4,254	7,275
Stockholders’ equity	4,446,626	2,307,035
Noncontrolling interest in Summit Holdings	—	9,545
Total stockholders’ equity	4,446,626	2,316,580
Total liabilities and stockholders’ equity	$8,427,186	$5,149,582
See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Product	$1,013,646	$641,778	$2,736,081	$1,609,664
Service	98,200	100,182	224,465	219,939
Net revenue	1,111,846	741,960	2,960,546	1,829,603
Delivery and subcontract revenue	59,291	52,837	133,868	129,732
Total revenue	1,171,137	794,797	3,094,414	1,959,335
Cost of revenue (excluding items shown separately below):
Product	658,901	412,784	1,865,009	1,086,299
Service	70,118	77,538	163,453	173,568
Net cost of revenue	729,019	490,322	2,028,462	1,259,867
Delivery and subcontract cost	59,291	52,837	133,868	129,732
Total cost of revenue	788,310	543,159	2,162,330	1,389,599
General and administrative expenses	78,916	50,895	231,317	150,731
Depreciation, depletion, amortization and accretion	99,159	57,452	299,527	163,133
Transaction and integration costs	13,656	17,442	86,129	19,518
Gain on sale of property, plant and equipment	(3,555)	(2,134)	(7,583)	(5,787)
Operating income	194,651	127,983	322,694	242,141
Interest expense	50,916	28,013	155,657	83,335
Loss on debt financings	7,157	—	12,610	493
Tax receivable agreement benefit	—	(153,080)	—	(153,080)
Loss (gain) on sale of businesses	7,083	—	(11,660)	—
Other income, net	(9,224)	(3,583)	(26,188)	(14,771)
Income from operations before taxes	138,719	256,633	192,275	326,164
Income tax expense	33,541	23,908	48,292	39,923
Net income	105,178	232,725	143,983	286,241
Net income (loss) attributable to noncontrolling interest in Summit Holdings	—	2,680	(404)	3,363
Net income attributable to Summit Inc.	$105,178	$230,045	$144,387	$282,878
Earnings per share of Class A common stock:
Basic	$0.60	$1.93	$0.84	$2.38
Diluted	$0.60	$1.92	$0.83	$2.37
Weighted average shares of Class A common stock:
Basic	175,635,388	119,013,331	172,899,150	118,874,967
Diluted	176,287,257	119,725,693	173,649,453	119,558,974

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$105,178	$232,725	$143,983	$286,241
Other comprehensive income (loss):
Foreign currency translation adjustment	2,752	(3,810)	(3,987)	295
Less tax effect of other comprehensive (loss) income items	(646)	738	966	(80)
Other comprehensive income (loss)	2,106	(3,072)	(3,021)	215
Comprehensive income	107,284	229,653	140,962	286,456
Less comprehensive income (loss) attributable to Summit Holdings	—	2,638	(404)	3,366
Comprehensive income attributable to Summit Inc.	$107,284	$227,015	$141,366	$283,090

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$143,983	$286,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	310,216	168,758
Share-based compensation expense	20,862	15,116
Net gain on asset and business disposals	(19,246)	(5,790)
Non-cash loss on debt financings	12,439	161
Change in deferred tax asset, net	31,055	23,540
Other	1,801	(105)
Decrease (increase) in operating assets, net of acquisitions and dispositions:
Accounts receivable, net	(129,153)	(107,349)
Inventories	(10,422)	(23,935)
Costs and estimated earnings in excess of billings	(25,366)	(34,463)
Other current assets	6,994	4,438
Other assets	6,395	2,208
(Decrease) increase in operating liabilities, net of acquisitions and dispositions:
Accounts payable	24,999	48,524
Accrued expenses	(26,846)	19,034
Billings in excess of costs and estimated earnings	7,541	2,812
Tax receivable agreement (benefit) expense	6,227	(153,080)
Other liabilities	(17,279)	(2,486)
Net cash provided by operating activities	344,200	243,624
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,064,987)	(239,508)
Purchases of property, plant and equipment	(275,137)	(182,182)
Purchase of intellectual property	(21,400)	—
Proceeds from the sale of property, plant and equipment	21,041	9,760
Proceeds from sale of businesses	98,868	—
Other	(2,959)	(3,602)
Net cash used in investing activities	(1,244,574)	(415,532)
Cash flows from financing activities:
Proceeds from debt issuances	1,007,475	—
Debt issuance costs	(17,933)	(1,566)
Payments on debt	(511,181)	(8,520)
Purchase of tax receivable agreement interests	—	(122,935)
Payments on acquisition-related liabilities	(6,938)	(12,203)
Distributions from partnership	—	(60)
Proceeds from stock option exercises	1,601	112
Other	(8,238)	(6,011)
Net cash provided by (used in) financing activities	464,786	(151,183)
Impact of foreign currency on cash	(1,033)	115
Net decrease in cash and cash equivalents and restricted cash	(436,621)	(322,976)
Cash and cash equivalents and restricted cash—beginning of period	1,174,162	520,451
Cash and cash equivalents and restricted cash—end of period	$737,541	$197,475

See notes to unaudited consolidated financial statements.

SUMMIT MATERIALS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share amounts)

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance - December 30, 2023	$876,751	$7,275	119,529,380	$1,196	99	$—	$1,421,813	$9,545	$2,316,580
Net loss	(66,866)	—	—	—	—	—	—	(404)	(67,270)
LP Unit exchanges	—	—	763,243	8	—	—	9,534	(9,542)	—
Other comprehensive loss, net of tax	—	(3,585)	—	—	—	—	—	—	(3,585)
Stock option exercises	—	—	29,216	—	—	—	593	—	593
Class B share cancellation	—	—	—	—	(99)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	6,720	—	6,720
Issuance of Class A Shares	—	—	54,720,000	547	—	—	1,973,203	—	1,973,750
Shares redeemed to settle taxes and other	—	—	412,411	4	—	—	(8,556)	401	(8,151)
Balance — March 30, 2024	$809,885	$3,690	175,454,250	$1,755	—	$—	$3,403,307	$—	$4,218,637
Net income	106,075	—	—	—	—	—	—	—	106,075
Other comprehensive loss, net of tax	—	(1,542)	—	—	—	—	—	—	(1,542)
Stock option exercises	—	—	54,272	1	—	—	986	—	987
Share-based compensation	—	—	—	—	—	—	7,413	—	7,413
Shares redeemed to settle taxes and other	—	—	77,949	1	—	—	1,173	—	1,174
Balance — June 29, 2024	$915,960	$2,148	175,586,471	$1,757	—	$—	$3,412,879	$—	$4,332,744
Net income	105,178	—	—	—	—	—	—	—	105,178
Other comprehensive income, net of tax	—	2,106	—	—	—	—	—	—	2,106
Stock option exercises	—	—	1,005	—	—	—	21	—	21
Share-based compensation	—	—	—	—	—	—	6,729	—	6,729
Shares redeemed to settle taxes and other	—	—	8,838	—	—	—	(152)	—	(152)
Balance - September 28, 2024	$1,021,138	$4,254	175,596,314	$1,757	—	$—	$3,419,477	$—	$4,446,626

	Summit Materials, Inc.
		Accumulated
		Other	Class A		Class B		Additional	Noncontrolling	Total
	Accumulated	Comprehensive	Common Stock		Common Stock		Paid-in	Interest in	Stockholders’
	Earnings	income	Shares	Dollars	Shares	Dollars	Capital	Summit Holdings	Equity
Balance — December 31, 2022	$590,895	$3,084	118,408,655	$1,185	99	$—	$1,404,122	$12,704	$2,011,990
Net loss	(30,804)	—	—	—	—	—	—	(408)	(31,212)
LP Unit exchanges	—	—	2,000	—	—	—	21	(21)	—
Other comprehensive income, net of tax	—	161	—	—	—	—	—	3	164
Stock option exercises	—	—	902	—	—	—	15	—	15
Share-based compensation	—	—	—	—	—	—	4,708	—	4,708
Shares redeemed to settle taxes and other	—	—	407,114	4	—	—	(5,680)	(43)	(5,719)
Balance — April 1, 2023	$560,091	$3,245	118,818,671	$1,189	99	$—	$1,403,186	$12,235	$1,979,946
Net income	83,637	—	—	—	—	—	—	1,091	84,728
Other comprehensive income, net of tax	—	3,081	—	—	—	—	—	42	3,123
Stock option exercises	—	—	3,338	—	—	—	69	—	69
Share-based compensation	—	—	—	—	—	—	5,216	—	5,216
Shares redeemed to settle taxes and other	—	—	64,265	1	—	—	893	(12)	882
Balance — July 1, 2023	$643,728	$6,326	118,886,274	$1,190	99	$—	$1,409,364	$13,356	$2,073,964
Net income	230,045	—	—	—	—	—	—	2,680	232,725
LP Unit exchanges	—	—	174,258	2	—	—	1,776	(1,778)	—
Other comprehensive loss, net of tax	—	(3,030)	—	—	—	—	—	(42)	(3,072)
Stock option exercises	—	—	1,167	—	—	—	28	—	28
Share-based compensation	—	—	—	—	—	—	5,192	—	5,192
Distributions from partnership	—	—	—	—	—	—	—	(60)	(60)
Shares redeemed to settle taxes and other	—	—	51,251	—	—	—	(1,040)	(4)	(1,044)
Balance — September 30, 2023	$873,773	$3,296	119,112,950	$1,192	99	$—	$1,415,320	$14,152	$2,307,733

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

On January 12, 2024, Summit completed a combination with Argos North America Corp. ("Argos USA"), Cementos Argos S.A. ("Cementos Argos"), Argos SEM LLC and Valle Cement Investments, Inc. (the "Argos Parties," and together with Argos USA, "Argos"), pursuant to which Summit acquired all of the outstanding equity interests (the "Transaction") of Argos USA from Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.1 billion of cash, the issuance of 54,720,000 shares of the Summit Inc.'s Class A common stock and one preferred share in a transaction valued at approximately $3.1 billion. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement, dated as of September 7, 2023, contains customary representations and warranties, covenants and agreements, including a Stockholder Agreement. For additional details related to the Transaction, see Note 2, Acquisitions, Dispositions, Goodwill and Intangibles.

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

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 28, 2024, the results of operations for the three and nine months ended September 28, 2024 and September 30, 2023 and cash flows for the nine months ended September 28, 2024 and September 30, 2023.

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

Business and Credit Concentrations—The Company’s operations are conducted primarily across 24 U.S. states and in British Columbia, Canada, with the most significant revenue generated in Texas, Florida, Missouri, Georgia, Utah, North Carolina and Kansas. The Company’s accounts receivable consist primarily of amounts due from customers within these areas. Therefore, collection of these accounts is dependent on the economic conditions in the aforementioned states, as well as specific situations affecting individual customers. Credit granted within the Company’s trade areas has been granted to many customers, and management does not believe that a significant concentration of credit exists with respect to any individual customer or group of customers. No single customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 28, 2024 or September 30, 2023.

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

Prior Year Reclassifications — We have reclassified transaction costs of $17.4 million and $19.5 million for the three and nine months ended September 30, 2023, respectively, from general and administrative expenses to a separate line item included in operating income to conform to the current year presentation. We have also reclassified our deferred tax liabilities of $15.9 million as of December 30, 2023, from other non-current liabilities to a separate line item in long term liabilities.

2.ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLES

Acquisition of Argos USA

On January 12, 2024, Summit completed its acquisition of all of the outstanding equity interests of Argos USA from Argos SEM LLC and Valle Cement Investments, Inc. for total consideration of approximately $3.1 billion. Summit acquired all of the outstanding equity interests of Argos USA in exchange for (i) $1.1 billion of cash (subject to customary adjustments), (ii) 54,720,000 shares of Class A Common Stock and (iii) one share of preferred stock, par value $0.01 per share, of Summit Inc. (together with the Class A Consideration, the “Stock Consideration”).

The Argos USA assets include four integrated cement plants, two grinding facilities, 140 ready-mix concrete plants, eight ports and 10 inland terminals across the East and Gulf Coast regions, with a total installed cement grinding capacity of 9.6 million tons per annum and a total import capacity of 5.4 million tons of cement per annum.

The results of Argos USA’s operations are included in these consolidated financial statements from the closing date of the Transaction. Argos USA revenues and net income included in the consolidated income statement for the period from January 12, 2024 to September 28, 2024 was $1,221.1 million and $139.6 million, respectively.

The following table includes unaudited pro forma financial information that presents the consolidated results of operations for the three and nine months ended September 28, 2024 and September 30, 2023 as if the Transaction had occurred on January 1, 2023.

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total Revenues	$1,171,137	$1,214,697	$3,138,301	$3,207,015
Net income attributable to Summit Inc.	$105,178	$262,676	$144,984	$335,440

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

The Company incurred combination-related costs of $83.9 million in the nine months ended September 28, 2024 and $17.9 million in the nine months ended September 30, 2023. These expenses are included in transaction and integration costs on consolidated income statement and are reflected in pro forma net income attributable to Summit Inc. for the nine months ended September 30, 2023 in the table above. The pro forma results do not include any cost savings or associated costs to achieve such savings from operating efficiencies or synergies that may result from the combination.

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

Fair value of consideration transferred

Cash consideration	$1,094,909
Fair value of stock consideration issued	1,973,750
Total fair value of consideration transferred	$3,068,659

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

Purchase Price	$3,068,659

Asset acquired:
Cash and cash equivalents	97,153
Accounts receivable, net	157,170
Inventories	101,481
Other current assets	10,505
Intangible assets, net	100,000
Property, plant and equipment, net	2,312,752
Operating lease right of use assets	51,274
Other assets	50,053

Liabilities assumed:
Accounts payable	(124,670)
Accrued expenses	(70,736)
Current operating lease liabilities	(7,545)
Noncurrent operating lease liabilities	(48,211)
Deferred tax liabilities	(213,688)
Other noncurrent liabilities	(204,590)

Fair value of identifiable net assets acquired	2,210,948
Goodwill	$857,711

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

Certain of the more significant balances that are not yet finalized include the valuation of property, plant and equipment, intangible assets (including goodwill), inventories, and other working capital accounts, and related income tax considerations. Accordingly, management considers the balances above to be preliminary, and there could be further adjustments to the consolidated financial statements in subsequent periods, including changes to depreciation and amortization expense related to the property, plant, and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

Certain measurement period adjustments were recorded in these consolidated financial statement due to the receipt of additional information and updated preliminary valuation reports. Further adjustments during the three months ended September 28, 2024 included:
i.$42.7 million decrease in property, plant, and equipment and a $10.6 million increase in other noncurrent liabilities related to updated valuations due to revised information included in preliminary valuation reports.
ii.$14.1 million decrease in goodwill related to the adjustments noted in (i.) above, among others.

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

Goodwill

Goodwill recognized includes synergies expected to be achieved from the operations of the combined company, the assembled workforce of Argos USA, and intangible assets that do not qualify for separate recognition. Expected synergies include both increased revenue opportunities and the cost savings from the planned integration of platform infrastructure, facilities, personnel, and systems. The transaction is considered a non-taxable business combination and the goodwill is not deductible for tax purposes. The allocation of goodwill to the Company’s reporting units is not complete and is subject to change during the measurement period. On a preliminary basis, goodwill was assigned to the Cement and East reportable segments.

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

The following table summarizes the Company’s other acquisitions by region and period:

	Nine months ended	Year ended
	September 28, 2024	December 30, 2023
West*	1	3
East*	1	1
Cement*	—	—
_______________________________________________________________________
* The combination with Argos USA affected all three reporting segments. In addition to the acquisition of all of the outstanding equity interests of Argos USA, we also acquired two aggregates-based operations, one in each of our West and East segments.

The purchase price allocation, primarily the valuation of property, plant and equipment, as well as considerations for contracts assumed in the acquisition, for the acquisitions completed during the nine months ended September 28, 2024, as well as the acquisitions completed during 2023 that occurred after September 30, 2023, have not yet been finalized due to the recent timing of the acquisitions, status of the valuation of property, plant and equipment and finalization of related tax returns. The following table summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Nine months ended	Year ended
	September 28, 2024	December 30, 2023
Financial assets	$1,740	$12,747
Inventories	161	6,251
Property, plant and equipment	28,165	125,207
Other assets	1,356	1,085
Financial liabilities	(904)	(11,973)
Other long-term liabilities	(102)	(802)
Net assets acquired	30,416	132,515
Goodwill	36,815	108,590
Purchase price	67,231	241,105
Other	—	(1,597)
Net cash paid for acquisitions	$67,231	$239,508

Changes in the carrying amount of goodwill, by reportable segment, from December 30, 2023 to September 28, 2024 are summarized as follows:

	West	East	Cement	Total
Balance—December 30, 2023	$658,704	$361,501	$204,656	$1,224,861
Acquisitions (1)	36,447	43,765	813,946	894,158
Dispositions (2)	—	(48,235)	—	(48,235)
Foreign currency translation adjustments	(1,289)	—	—	(1,289)
Balance—September 28, 2024	$693,862	$357,031	$1,018,602	$2,069,495
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

	September 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Operating permits	$38,677	$(6,899)	$31,778	$38,677	$(5,691)	$32,986
Mineral leases	17,375	(7,950)	9,425	17,778	(7,676)	10,102
Reserve rights	25,586	(5,638)	19,948	25,586	(5,020)	20,566
Intellectual property	21,400	(7,728)	13,672	—	—	—
Other	104,901	(22,455)	82,446	5,012	(585)	4,427
Total intangible assets	$207,939	$(50,670)	$157,269	$87,053	$(18,972)	$68,081

Amortization expense totaled $10.6 million and $30.8 million for the three and nine months ended September 28, 2024, respectively, and $0.8 million and $2.6 million for the three and nine months ended September 30, 2023, respectively. The estimated amortization expense for the intangible assets for each of the five years subsequent to September 28, 2024 is as follows:

2024 (three months)	$11,243
2025	44,902
2026	34,451
2027	6,609
2028	5,817
2029	5,114
Thereafter	49,133
Total	$157,269
During the first nine months of 2024, we sold three businesses in the East segment and one in the West segment, resulting in total proceeds of $98.9 million and a net gain on disposition of $11.7 million.

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

Revenue by product for the three and nine months ended September 28, 2024 and September 30, 2023 is as follows:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue by product*:
Aggregates	$192,312	$179,819	$524,923	$505,984
Cement	304,953	115,135	840,238	267,755
Ready-mix concrete	375,994	213,325	1,081,319	551,673
Asphalt	115,538	117,896	221,147	236,340
Paving and related services	113,285	110,370	236,068	226,928
Other	69,055	58,252	190,719	170,655
Total revenue	$1,171,137	$794,797	$3,094,414	$1,959,335
*Revenue from liquid asphalt terminals is included in asphalt revenue.

Accounts receivable, net consisted of the following as of September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
Trade accounts receivable	$524,107	$228,697
Construction contract receivables	53,719	51,567
Retention receivables	10,536	13,541
Receivables from related parties	30	—
Accounts receivable	588,392	293,805
Less: Allowance for doubtful accounts	(17,475)	(6,553)
Accounts receivable, net	$570,917	$287,252

Retention receivables are amounts earned by the Company but held by customers until paving and related service contracts and projects are near completion or fully completed. Amounts are generally billed and collected within one year.

4.INVENTORIES

Inventories consisted of the following as of September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
Aggregate stockpiles	$173,077	$165,272
Finished goods	84,935	43,122
Work in process	17,651	10,702
Raw materials	69,552	22,254
Total	$345,215	$241,350

5.ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
Interest	$33,264	$27,593
Payroll and benefits	55,597	63,888
Finance lease obligations	4,834	4,020
Insurance	45,198	25,277
Current portion of accrued taxes and TRA liability	25,090	11,042
Deferred asset purchase payments	8,385	5,903
Professional fees	2,004	2,036
Other (1)	51,938	31,932
Total	$226,310	$171,691
(1)Consists primarily of current portion of asset retirement obligations and miscellaneous accruals.

6.DEBT

Debt consisted of the following as of September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
Term Loan, due 2029:
$1,007.5 million and $504.5 million, none and net of $4.0 million discount at September 28, 2024 and December 30, 2023, respectively	$1,007,475	$500,473
6 1⁄2% Senior Notes, due 2027	300,000	300,000
5 1⁄4% Senior Notes, due 2029	700,000	700,000
7 1⁄4% Senior Notes, due 2031	800,000	800,000
Total	2,807,475	2,300,473
Current portion of long-term debt	10,100	3,822
Long-term debt	$2,797,375	$2,296,651

The contractual payments of long-term debt, including current maturities, for the five years subsequent to September 28, 2024, are as follows:

2024 (three months)	$2,525
2025	12,625
2026	10,100
2027	310,100
2028	10,100
2029	1,662,025
Thereafter	800,000
Total	2,807,475
Less: Deferred financing costs	(20,457)
Total debt	$2,787,018

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

As of September 28, 2024 and December 30, 2023, the Issuers were in compliance with all covenants under the applicable indentures.

Senior Secured Credit Facilities—

On January 12, 2024, Summit LLC, an indirect subsidiary of Summit Materials, Inc., and the guarantors party thereto entered into Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended, the "Credit Agreement"), governing Summit LLC's senior secured credit facilities, among Summit LLC, as borrower, the guarantors party thereto, the several banks and other financial institutions or entities party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto, which among other things:

(1) established new term loans ("Term Loans") in an aggregate principal amount of $1.010 billion (the "Term Loan Facility") bearing interest, at Summit LLC’s option, based on either the base rate or Term SOFR rate and an applicable margin of (i) 1.50% per annum with respect to base rate borrowings and a floor of 1.00% per annum or (ii) 2.50% per annum with respect to Term SOFR borrowings and a floor of zero. Amendment No. 7 also extended the maturity date for the Term Loan Facility to January 12, 2029. In addition, the new term loan was subject to a 1.00% prepayment premium in respect of any principal amount repaid in connection with certain repricing transactions occurring within six months following the effective date of Amendment No. 7 and requires quarterly amortization payments of 0.25% of the principal amount of the Term Loan Facility beginning on the effective date of Amendment No. 7 and due on the last business day or each March, June, September and December, commencing with the June 2024 payment. The proceeds of the new term loans were used to (i) fund a portion of the cash consideration in connection with the closing of the Transaction, (ii) refinance the $504.5 million prior term loans outstanding, resulting in charges of $5.5 million which were recognized for the nine months ended September 28, 2024, which included charges of $4.0 million for the write-off of original issue discount and $1.5 million for the write-off of deferred financing fees and (iii) pay fees, commissions and expenses in connection with the foregoing;

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

On July 25, 2024, Summit LLC entered into Amendment No. 8 ("Amendment No. 8") to the Credit Agreement. Amendment No. 8 amended the Credit Agreement to, among other things, in respect of the Term Loans thereunder: (i) reduced the applicable margin on Term SOFR borrowings from 2.50% to 1.75% per annum, resulting in a current interest rate as of September 28, 2024 of 7.05%; (ii) reduced the applicable margin on base rate borrowings from 1.50% to 0.75% per annum; and (iii) requires a premium of 1.00% in respect of any prepayment of the Term Loans in connection with certain repricing transactions that occur on or prior to the six-month anniversary of the effective date of Amendment No. 8. All other material terms and provisions of the Term Loans remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of Amendment No. 8.

The Revolving Credit Facility matures on January 10, 2028, provided that if more than $125 million of the 2027 Notes are outstanding as of December 14, 2026, then the maturity date of the revolving credit facility will be December 14, 2026. There were no outstanding borrowings under the revolving credit facility as of September 28, 2024 and December 30, 2023, with borrowing capacity of $592.7 million remaining as of September 28, 2024, which is net of $32.3 million of outstanding letters of credit. The outstanding letters of credit are renewed annually and support required bonding on construction projects, large leases, workers compensation claims and the Company’s insurance liabilities. In connection with the combination with Argos USA described above, Summit LLC assumed a letter of credit related to Argos USA's workers compensation claims and insurance liabilities equal to $11.4 million.

Summit LLC’s Consolidated First Lien Net Leverage Ratio, as such term is defined in the Credit Agreement, should be no greater than 4.75:1.0 as of each quarter-end. As of September 28, 2024 and December 30, 2023, Summit LLC was in compliance with all financial covenants.

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
The following table presents the activity for the deferred financing fees for the nine months ended September 28, 2024 and September 30, 2023:

Deferred financing fees
Balance—December 30, 2023	$14,463
Loan origination fees	17,933
Amortization	(4,262)
Write off of deferred financing fees	(6,218)
Balance—September 28, 2024	$21,916

Balance—December 31, 2022	$11,489
Loan origination fees	1,566
Amortization	(1,838)
Write off of deferred financing fees	(160)
Balance—September 30, 2023	$11,057

Other—On January 15, 2015, the Company’s wholly-owned subsidiary in British Columbia, Canada entered into an agreement with a major Canadian Bank, which was amended on November 30, 2020, for a (i) $6.0 million Canadian dollar (“CAD”) revolving credit commitment to be used for operating activities that bears interest per annum equal to the bank’s prime rate plus 0.20%, (ii) $0.5 million CAD revolving credit commitment to be used for capital equipment that bears interest per annum at the bank’s prime rate plus 0.20% and (iii) $1.5 million CAD revolving credit commitment to provide guarantees on behalf of that subsidiary and (iv) $10.0 million CAD revolving foreign exchange facility available to purchase foreign exchange forward contracts. There were no amounts outstanding under this agreement as of September 28, 2024 or December 30, 2023, which may be terminated upon demand.

7.INCOME TAXES

Summit Inc.’s tax provision includes its proportional share of Summit Holdings’ tax attributes. Summit Holdings’ subsidiaries are primarily limited liability companies but do include certain entities organized as C corporations and a Canadian subsidiary. The tax attributes related to the limited liability companies are passed on to Summit Holdings and then to its partners, including Summit Inc. The tax attributes associated with the C corporations and Canadian subsidiaries are fully reflected in the Company’s accounts.

Our income tax expense was $33.5 million and $48.3 million in the three and nine months ended September 28, 2024, respectively, and our income tax expense was $23.9 million and $39.9 million in the three and nine months ended September 30, 2023, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) basis differences in assets divested, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) state taxes, (4) various other items such as limitations on meals and entertainment, certain stock compensation, non-deductible compensation paid to covered employees, and other costs.

As of each of September 28, 2024 and December 30, 2023, Summit Inc. had a valuation allowance of $1.1 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

No material interest or penalties were recognized in income tax expense during the three and nine months ended September 28, 2024 and September 30, 2023.

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

In the third quarter of 2023, Summit LLC acquired all of the rights and interests in the TRA held by affiliates of Blackstone, Inc. and certain other TRA holders for aggregate cash consideration of $122.9 million. In connection with these transactions, Summit LLC and Summit Inc. reached an agreement whereby the maximum amount Summit Inc. is obligated to pay Summit LLC for the TRA interests acquired is limited to the amount Summit LLC paid for the TRA interests. As the cash paid for the TRA interests was less than their carrying value, Summit Inc. recognized a tax receivable benefit of $153.1 million in the accompanying consolidated statement of operations in the third quarter of 2023.

In the nine months ended September 28, 2024, all of the remaining 763,243 LP Units were acquired by Summit Inc. in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock and the Company recorded an increase in the TRA liability of approximately $6.7 million related to the exchanges. As of September 28, 2024, the total tax receivable agreement liability was $47.7 million.

8.EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding and diluted net earnings is computed by dividing net earnings, adjusted for changes in the earnings allocated to Summit Inc. as a result of the assumed conversion of LP Units, by the weighted-average common shares outstanding assuming dilution.

The following table shows the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income attributable to Summit Inc.	$105,178	$230,045	$144,387	$282,878

Weighted average shares of Class A stock outstanding	175,588,180	118,928,799	172,848,097	118,780,523
Add: Nonvested restricted stock awards of retirement eligible shares	47,208	84,532	51,053	94,444
Weighted average shares outstanding	175,635,388	119,013,331	172,899,150	118,874,967
Basic earnings per share	$0.60	$1.93	$0.84	$2.38

Diluted net income attributable to Summit Inc.	$105,178	$230,045	$144,387	$282,878

Weighted average shares outstanding	175,635,388	119,013,331	172,899,150	118,874,967
Add: stock options	88,243	122,753	107,121	108,024
Add: warrants	16,756	15,578	16,998	13,943
Add: restricted stock units	331,104	356,286	399,561	376,221
Add: performance stock units	215,766	217,745	226,623	185,819
Weighted average dilutive shares outstanding	176,287,257	119,725,693	173,649,453	119,558,974
Diluted earnings per share	$0.60	$1.92	$0.83	$2.37

Excluded from the above calculations were the shares noted below as they were antidilutive:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Antidilutive shares:
LP Units	—	1,303,990	170,522	1,308,417

9.STOCKHOLDERS’ EQUITY

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250 million of our Class A common stock. As of September 28, 2024, there was $149.0 million available for purchase, upon which they will be retired.

The following table summarizes the changes in our ownership of Summit Holdings:

	Summit Inc. Shares (Class A)	LP Units	Total	Summit Inc. Ownership Percentage
Balance — December 30, 2023	119,529,380	763,243	120,292,623	99.4%
Exchanges during period	763,243	(763,243)	—
Stock option exercises	84,493	—	84,493
Issuance of Class A common stock	54,720,000	—	54,720,000
Other equity transactions	499,198	—	499,198
Balance — September 28, 2024	175,596,314	—	175,596,314	100.0%

Balance — December 31, 2022	118,408,655	1,312,004	119,720,659	98.9%
Exchanges during period	176,258	(176,258)	—
Stock option exercises	5,407	—	5,407
Other equity transactions	522,630	—	522,630
Balance — September 30, 2023	119,112,950	1,135,746	120,248,696	99.1%

Summit Inc. is Summit Holdings’ primary beneficiary and thus consolidates Summit Holdings in its consolidated financial statements with a corresponding noncontrolling interest reclassification, which was 0.0% and 0.6% as of September 28, 2024 and December 30, 2023, respectively.

Accumulated other comprehensive income (loss) —The changes in each component of accumulated other comprehensive income (loss) consisted of the following:

	Change in retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance — December 30, 2023	$6,840	$435	$7,275
Foreign currency translation adjustment, net of tax	—	(3,021)	(3,021)
Balance — September 28, 2024	$6,840	$(2,586)	$4,254

Balance — December 31, 2022	$6,356	$(3,272)	$3,084
Foreign currency translation adjustment, net of tax	—	212	212
Balance — September 30, 2023	$6,356	$(3,060)	$3,296

10.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine months ended
	September 28, 2024	September 30, 2023
Cash payments:
Interest	$139,065	$88,400
Payments for income taxes, net	15,081	13,602
Operating cash payments on operating leases	17,460	7,578
Operating cash payments on finance leases	2,219	400
Finance cash payments on finance leases	4,192	6,137
Non cash investing and financing activities:
Accrued liabilities for purchases of property, plant and equipment	$16,702	$22,244
Right of use assets obtained in exchange for operating lease obligations	70,449	6,371
Right of use assets obtained in exchange for finance leases obligations	28,866	413
Exchange of LP Units to shares of Class A common stock	32,633	5,527
Issuance of Class A common stock	1,973,750	—

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

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$5,252	$2,903	$17,526	$8,241
Variable lease cost	1,229	39	2,349	103
Short-term lease cost	16,885	13,238	40,239	30,692
Financing lease cost:
Amortization of right-of-use assets	1,888	483	4,813	2,015
Interest on lease liabilities	795	118	2,216	399
Total lease cost	$26,049	$16,781	$67,143	$41,450

			September 28, 2024	December 30, 2023
Supplemental balance sheet information related to leases:
Operating leases:
Operating lease right-of-use assets			$83,012	$36,553

Current operating lease liabilities			$17,134	$8,596
Noncurrent operating lease liabilities			75,287	33,230
Total operating lease liabilities			$92,421	$41,826
Finance leases:
Property and equipment, gross			$55,617	$30,136
Less accumulated depreciation			(14,431)	(12,088)
Property and equipment, net			$41,186	$18,048

Current finance lease liabilities			$4,834	$4,020
Long-term finance lease liabilities			31,989	14,357
Total finance lease liabilities			$36,823	$18,377

Weighted average remaining lease term (years):
Operating leases			7.1	8.4
Finance lease			10.1	6.0

Weighted average discount rate:
Operating leases			7.3%	5.1%
Finance leases			8.2%	7.7%

Maturities of lease liabilities, as of September 28, 2024, were as follows:
			Operating Leases	Finance Leases
2024 (three months)			$5,645	$2,156
2025			22,357	6,936
2026			18,978	5,585
2027			15,619	5,402
2028			12,532	5,818
2029			10,848	4,477
Thereafter			32,000	24,743
Total lease payments			117,979	55,117
Less imputed interest			(25,558)	(18,294)
Present value of lease payments			$92,421	$36,823

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

On January 4, 2021, prior to the closing of the Transaction, Argos USA entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) related to the sale of ready-mix concrete in the greater Savannah, Georgia area by a small number of employees who joined the Company in October 2011 and were subsequently terminated. Pursuant to the DPA, Argos USA paid a monetary penalty of $20.0 million and was required, among other things, to periodically review and update its antitrust compliance program. The three-year term of the DPA expired on January 4, 2024. As Argos USA fully complied with the terms of the DPA, on January 18, 2024, following the conclusion of the DPA’s three-year term, the United States District Court for the Southern District of Georgia dismissed the criminal charge that was filed against the company in January 2021. Argos USA’s failure to comply with the terms and conditions of the DPA could result in additional criminal prosecution or penalties as well as continued expenses in defending these proceedings. In addition, Argos USA has been named a defendant in a putative class action filed under the caption Pro Slab, Inc. et al. v. Argos USA LLC et al. on behalf of purchasers of ready-mix concrete on November 22, 2017 in the U.S. District Court for the District of South Carolina and includes allegations of price-fixing, market allocation and other anti-competitive practices in the Savannah, Georgia and Charleston, South Carolina markets, seeking monetary damages and other remedies. This case was stayed on February 9, 2022 pending the resolution of the same criminal indictments. On October 11, 2024, following the resolution of the criminal cases, the district court lifted the limited stay. On October 16, 2024, the district court entered a scheduling order that sets a schedule for discovery, briefing on class certification, and briefing on motions for summary judgement, and sets a trial date for September 2025.

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

The Company has asset retirement obligations arising from regulatory and contractual requirements to perform reclamation activities at the time certain quarries and landfills are closed. As of September 28, 2024 and December 30, 2023, $49.0 million and $44.8 million, respectively, were included in other noncurrent liabilities on the consolidated balance sheets and $6.9 million and $5.1 million, respectively, were included in accrued expenses for future reclamation costs. The total undiscounted anticipated costs for site reclamation as of September 28, 2024 and December 30, 2023 were $183.8 million and $141.8 million, respectively.

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

The fair value of contingent consideration as of September 28, 2024 and December 30, 2023 was:

	September 28, 2024	December 30, 2023
Current portion of acquisition-related liabilities and Accrued expenses:
Contingent consideration	$1,701	$139
Acquisition-related liabilities and Other noncurrent liabilities:
Contingent consideration	$8,214	$9,254

The fair value of contingent consideration was based on unobservable, or Level 3, inputs, including projected probability-weighted cash payments and a 10.0% discount rate, which reflects a market discount rate. Changes in fair value may occur as a result of a change in actual or projected cash payments, the probability weightings applied by the Company to projected payments or a change in the discount rate. Significant increases or decreases in any of these inputs in isolation could result in a lower, or higher, fair value measurement. There were no material valuation adjustments to contingent consideration as of September 28, 2024 and September 30, 2023.

Financial Instruments—The Company’s financial instruments include debt and certain acquisition-related liabilities (deferred consideration and noncompete obligations). The carrying value and fair value of these financial instruments as of September 28, 2024 and December 30, 2023 was:

	September 28, 2024		December 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Level 1
Long-term debt(1)	$2,842,378	$2,807,475	$2,329,606	$2,300,473
Level 3
Current portion of deferred consideration and noncompete obligations(2)	7,295	7,295	6,868	6,868
Long term portion of deferred consideration and noncompete obligations(3)	13,016	13,016	18,767	18,767
(1)$10.1 million and $3.8 million was included in current portion of debt as of September 28, 2024 and December 30, 2023, respectively.
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
The following tables display selected financial data for the Company’s reportable business segments as of September 28, 2024 and December 30, 2023 and for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue*:
West	$539,071	$496,638	$1,296,991	$1,178,258
East	308,842	176,840	917,595	493,766
Cement	323,224	121,319	879,828	287,311
Total revenue	$1,171,137	$794,797	$3,094,414	$1,959,335
*Intercompany sales totaled $47.5 million and $141.4 million for the three and nine months ended September 28, 2024, respectively, and $1.5 million and $3.8 million for the three and nine months ended September 30, 2023, respectively. The presentation above only reflects sales to external customers.

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income from operations before taxes	$138,719	$256,633	$192,275	$326,164
Interest expense	50,916	28,013	155,657	83,335
Depreciation, depletion and amortization	98,016	56,691	296,358	160,921
Accretion	1,143	761	3,169	2,212
Loss on debt financings	7,157	—	12,610	493
Tax receivable agreement benefit	—	(153,080)	—	(153,080)
Loss (gain) on sale of businesses	7,083	—	(11,660)	—
Non-cash compensation	6,729	5,192	20,862	15,116
Argos USA acquisition and integration costs	12,822	17,859	83,853	17,859
Other	(7,913)	(3,550)	(21,061)	(11,555)
Total Adjusted EBITDA	$314,672	$208,519	$732,063	$441,465

Total Adjusted EBITDA by Segment:
West	$128,381	$117,846	$273,366	$255,041
East	70,316	50,089	178,346	116,558
Cement	140,079	50,355	340,302	103,237
Corporate and other	(24,104)	(9,771)	(59,951)	(33,371)
Total Adjusted EBITDA	$314,672	$208,519	$732,063	$441,465

	Nine months ended
	September 28, 2024	September 30, 2023
Purchases of property, plant and equipment
West	$103,742	$98,025
East	79,014	45,754
Cement	78,479	28,914
Total reportable segments	261,235	172,693
Corporate and other	13,902	9,489
Total purchases of property, plant and equipment	$275,137	$182,182

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Depreciation, depletion, amortization and accretion:
West	$32,218	$28,701	$92,826	$83,218
East	18,940	15,586	65,390	46,839
Cement	46,079	12,143	135,052	30,032
Total reportable segments	97,237	56,430	293,268	160,089
Corporate and other	1,922	1,022	6,259	3,044
Total depreciation, depletion, amortization and accretion	$99,159	$57,452	$299,527	$163,133

	September 28, 2024	December 30, 2023
Total assets:
West	$2,065,421	$1,837,214
East	1,593,358	1,171,944
Cement	4,012,039	904,508
Total reportable segments	7,670,818	3,913,666
Corporate and other	756,368	1,235,916
Total	$8,427,186	$5,149,582

15.RELATED PARTY TRANSACTIONS

As part of the combination with Argos USA, we entered into several agreements with affiliates of Cementos Argos as follows:

We entered into agreements whereby Cementos Argos or an affiliate of Cementos Argos provides various administrative and technical services. The technical service agreement can be terminated with six months advance notice, while the support services agreement expires January 2026. During the three and nine months ended September 28, 2024, we paid $1.5 million and $3.2 million, respectively, under these agreements and is included in general and administrative costs in our statement of operations.

We also entered into a cement supply agreement with Cementos Argos with an initial term expiring December 31, 2028. Under this agreement, we will purchase a minimum volume of 425,000 metric tons of cement from an affiliate of Cementos Argos. The purchase price of the cement will be at market prices based on third party quotes. During the three and nine months ended September 28, 2024, we purchased $6.3 million and $19.3 million, respectively, of cement under the cement supply agreement. Cement purchases are capitalized into inventory on the consolidated balance sheet.

We also entered into various agreements whereby an affiliate of Cementos Argos will provide logistics support for importing cement to our terminals. During the three and nine months ended September 28, 2024, we paid the affiliate $2.1 million and $7.2 million, respectively, under the logistics supply agreement, and these costs are capitalized into inventory on our consolidated balance sheet.

We entered into a master purchase agreement whereby we will utilize the services of an affiliate of Cementos Argos to negotiate and coordinate a supply agreement with the international suppliers for the purchase of cement and other materials. This agreement expires on December 31, 2025. During the three and nine months ended September 28, 2024, we paid $0.1 million and $0.4 million, respectively, under the master purchase agreement, and these costs are capitalized into inventory on our consolidated balance sheet.

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

In addition to federal funding, state, county and local agencies provide highway construction and maintenance funding. Our seven largest states by revenue, Texas, Florida, Missouri, Georgia, Utah, North Carolina and Kansas, the following is a summary of key funding initiatives in those states:

•Texas: The fiscal year 2025 budget will rise to $18.68 billion. Given that the biennial budget for fiscal year 2023 was determined in 2021, prior to passage of the IIJA, this bill is the first biennial budget to incorporate increased federal funding under IIJA. IIJA boosts the Texas Department of Transportation budget by about $1 billion per year.

•Florida: Baseline appropriations to the Florida Department of Transportation total $15.51 billion, a state record and 2% increase over the base fiscal year 2024 Florida Department of Transportation budget.

•Missouri: The state budget for the Missouri Department of Transportation (MoDOT) grew by 16% between FY 2024 and FY 2025, from $4.12 billion to $4.79 billion.

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

•North Carolina: Between FY 2023 and FY 2024, the DOT budget grew from $6.81 billion to $7.54 billion, an 11% increase. In FY 2025, the DOT budget grew another 1%, to $7.60 billion.

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

Combination with Argos USA

In January 2024, we completed a combination with Argos USA, Cementos Argos S.A. (“Cementos Argos”), Argos SEM LLC and Valle Cement Investments, Inc. pursuant to which Summit acquired all of the outstanding equity interests (the "Transaction") of Argos USA from Argos SEM LLC and Valle Cement Investments, Inc. in exchange for $1.1 billion of cash, the issuance of 54.7 million shares of our Class A common stock and one preferred share in a transaction valued at approximately $3.1 billion. The purchase price is subject to customary adjustments, with any upward or downward adjustments made against the cash consideration. The Transaction Agreement contains customary representations and warranties, covenants and agreements, including entry into a stockholder agreement. The cash consideration was funded from the net proceeds of an $800 million offering of Senior Notes due 2031 and new term loan borrowings under our current credit facility. Argos USA is among the largest cement producers with four integrated cement plants and approximately 140 ready-mix plants in the Southeast, Mid-Atlantic and Texas geographies.

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

Financial Highlights

The principal factors in evaluating our financial condition and operating results as of and for the three and nine months ended September 28, 2024 as compared to the three and nine months ended September 30, 2023, and certain other highlights include:

•On January 12, 2024, Summit acquired all of the outstanding equity interests in Argos USA for a value of approximately $3.1 billion.
•Net revenue increased $369.9 million and $1,130.9 million in the three and nine months ended September 28, 2024, respectively, primarily resulting from the Transaction, as well as increases in average sales prices, which more than offset reduced volumes due to divestitures completed in 2023.
•Our operating income increased $66.7 million and $80.6 million in the three and nine months ended September 28, 2024, respectively, primarily resulting from increased revenues due to the Transaction, which more than offset the greater general and administrative expenses, depreciation, depletion, amortization and accretion expenses incurred as a result of the Transaction, as well as $83.9 million of transaction and integration costs related to the Transaction.
•In the three and nine months ended September 28, 2024, average sales price increased 7.4% and 9.9% in aggregates, remained flat and increased 1.5% in cement, 8.1% and 10.0% in ready-mix concrete and 5.0% and 4.0% in asphalt, respectively.
•In the three and nine months ended September 28, 2024, sales volume decreased 1.8% and 6.4% in aggregates, increased 203.1% and 256.7% in cement, increased 63.0% and 78.0% in ready-mix concrete and decreased 6.7% and 10.1% in asphalt, respectively. The increased sales volumes for cement and ready-mix concrete was primarily due to the combination with Argos USA.
•In January 2024, Summit Materials, LLC entered into Amendment No. 7 to the credit agreement governing our senior secured credit facilities (the "Credit Agreement") and established new terms loans in an aggregate amount of $1.010 billion. Summit Materials, LLC increased the total aggregate commitments under our revolving credit facility from $395.0 million to $625.0 million.
•In July 2024, Summit Materials LLC entered into Amendment No. 8 to the Credit Agreement, which reduced the applicable margin on the Term SOFR borrowings from 2.50% to 1.75% per annum.
•In the first nine months of 2024, we sold four businesses, resulting in total proceeds of $98.9 million and a net gain on disposition of $11.7 million.

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

Consolidated Results of Operations

The table below sets forth our consolidated results of operations for the three and nine months ended September 28, 2024 and September 30, 2023.

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
($ in thousands)
Net revenue	$1,111,846	$741,960	$2,960,546	$1,829,603
Delivery and subcontract revenue	59,291	52,837	133,868	129,732
Total revenue	1,171,137	794,797	3,094,414	1,959,335
Cost of revenue (excluding items shown separately below)	788,310	543,159	2,162,330	1,389,599
General and administrative expenses	78,916	50,895	231,317	150,731
Depreciation, depletion, amortization and accretion	99,159	57,452	299,527	163,133
Transaction and integration costs	13,656	17,442	86,129	19,518
Gain on sale of property, plant and equipment	(3,555)	(2,134)	(7,583)	(5,787)
Operating income	194,651	127,983	322,694	242,141
Interest expense	50,916	28,013	155,657	83,335
Loss on debt financings	7,157	—	12,610	493
Tax receivable agreement benefit	—	(153,080)	—	(153,080)
Loss (gain) on sale of businesses	7,083	—	(11,660)	—
Other income, net	(9,224)	(3,583)	(26,188)	(14,771)
Income from operations before taxes	138,719	256,633	192,275	326,164
Income tax expense	33,541	23,908	48,292	39,923
Net income	$105,178	$232,725	$143,983	$286,241

Three and nine months ended September 28, 2024 compared to the three and nine months ended September 30, 2023

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Net revenue	$1,111,846	$741,960	$369,886	49.9%	$2,960,546	$1,829,603	$1,130,943	61.8%
Operating income	194,651	127,983	66,668	52.1%	322,694	242,141	80,553	33.3%
Operating margin percentage	17.5%	17.2%			10.9%	13.2%
Adjusted EBITDA (1)	$314,672	$208,519	$106,153	50.9%	$732,063	$441,465	$290,598	65.8%
Adjusted EBITDA Margin (1)	28.3%	28.1%			24.7%	24.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue increased $369.9 million in the three months ended September 28, 2024, primarily resulting from the Transaction as well as organic price increases in aggregates, ready-mix concrete and asphalt lines of business. In the three months ended September 28, 2024, we recognized $403.4 million of revenue from our recent acquisitions which more than offset a decrease of $43.6 million in net revenue related to divestitures. Of the increase in net revenue, $202.3 million was from increased sales of materials, $169.6 million from increased sales of products, partially offset by $2.0 million from decreased service revenue. We experienced organic volume growth of 0.7% and 0.4% in our aggregates and asphalt lines of business, respectively, and decline of 11.3% and 10.0% in our cement and ready-mix concrete lines of business, respectively. The organic volume decreases for ready-mix concrete was primarily attributable to unfavorable weather conditions and reduced activity in residential markets in our West segment. The organic volume decline in cement was due to reduced import volume in the River Markets and moderating demand conditions in our Southeast geographies.

Net revenue increased $1,130.9 million in the nine months ended September 28, 2024, primarily resulting from the Transaction as well as organic price increases across all lines of business. In the nine months ended September 28, 2024, we recognized $1,245.9 million of revenue from our recent acquisitions which more than offset a decrease of $111.5 million in net revenue related to divestitures. Of the increase in net revenue, $591.4 million was from increased sales of materials, $535.0 million from increased sales of products, and $4.5 million from increased service revenue. Our organic volumes declined 5.5%, 11.8%, 13.0% and 1.1% in aggregates, cement, ready-mix concrete and asphalt, respectively. The organic volume decreases for aggregates and ready-mix concrete were primarily attributable to unfavorable weather conditions and reduced activity in residential markets in our West segment and to a lesser degree, in our East segment. We had organic price growth in our aggregates, cement, ready-mix and asphalt lines of business of 9.3%, 5.6%, 6.3% and 3.1%, respectively, during the first nine months of 2024.

Operating income increased by $66.7 million and $80.6 million in the three and nine months ended September 28, 2024, respectively. In the three and nine months ended September 28, 2024, we incurred $13.7 million and $86.1 million of transaction costs, respectively, which were mostly due to $12.8 million and $83.9 million, respectively, of acquisition and integration costs related to our combination with Argos USA.

Our operating margin percentage for the three and nine months ended September 28, 2024 increased from 17.2% to 17.5% and decreased from 13.2% to 10.9%, respectively, from the comparable period a year ago, due to the factors noted above, notably the transaction and integration costs related to our combination with Argos USA. Adjusted EBITDA, as defined in "Non-GAAP Performance Measures" below, increased by $106.2 million and $290.6 million in the three and nine months ended September 28, 2024, due to the factors noted above.

As a vertically-integrated company, we include intercompany sales from materials to products and from products to services when assessing the operating results of our business. We refer to revenue inclusive of intercompany sales as gross revenue. These intercompany transactions are eliminated in the consolidated financial statements. Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Revenue by product*:
Aggregates	$235,718	$223,593	$12,125	5.4%	$634,363	$616,257	$18,106	2.9%
Cement	352,146	116,285	235,861	202.8%	981,115	270,916	710,199	262.1%
Ready-mix concrete	376,081	213,546	162,535	76.1%	1,081,530	552,516	529,014	95.7%
Asphalt	115,607	117,981	(2,374)	(2.0)%	221,426	236,624	(15,198)	(6.4)%
Paving and related services	184,060	195,012	(10,952)	(5.6)%	370,486	386,740	(16,254)	(4.2)%
Other	(92,475)	(71,620)	(20,855)	(29.1)%	(194,506)	(103,718)	(90,788)	(87.5)%
Total revenue	$1,171,137	$794,797	$376,340	47.4%	$3,094,414	$1,959,335	$1,135,079	57.9%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

Detail of our volumes and average selling prices by product for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three months ended
	September 28, 2024		September 30, 2023
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	15,368	$15.34	15,654	$14.28	(1.8)%	7.4%
Cement	2,261	155.76	746	155.79	203.1%	—%
Ready-mix concrete	2,254	166.85	1,383	154.39	63.0%	8.1%
Asphalt	1,292	89.47	1,385	85.20	(6.7)%	5.0%

	Nine months ended
	September 28, 2024		September 30, 2023
	Volume(1)		Volume(1)		Percentage Change in
	(in thousands)	Pricing(2)	(in thousands)	Pricing(2)	Volume	Pricing
Aggregates	41,780	$15.18	44,622	$13.81	(6.4)%	9.9%
Cement	6,375	153.89	1,787	151.58	256.7%	1.5%
Ready-mix concrete	6,527	165.71	3,667	150.66	78.0%	10.0%
Asphalt	2,523	87.77	2,805	84.36	(10.1)%	4.0%
(1)Volumes are shown in tons for aggregates, cement and asphalt and in cubic yards for ready-mix concrete.
(2)Pricing is shown on a per ton basis for aggregates, cement and asphalt and on a per cubic yard basis for ready-mix concrete.

Revenue from aggregates increased $12.1 million and $18.1 million in the three and nine months ended September 28, 2024, respectively. In the nine months ended September 28, 2024, strong organic price increases were partially offset by lower organic aggregate volumes. Organic aggregate volumes decreased 5.5% in the first nine months of 2024 as compared to the same period a year ago, primarily due to unfavorable weather conditions in certain geographies noted below. Aggregates average sales price of $15.18 per ton increased 9.9% in the first nine months of 2024 as compared to the first nine months of 2023, due to pricing actions designed to more than offset current inflationary conditions and reflect the value our products have in our markets. We continue to focus on value pricing in our local markets.

Revenue from cement increased $235.9 million and $710.2 million in the three and nine months ended September 28, 2024, respectively, primarily due to our combination with Argos USA. In the three and nine months ended September 28, 2024, organic cement average sales prices increased 3.9% and 5.6%, respectively.

Revenue from ready-mix concrete increased $162.5 million and $529.0 million in the three and nine months ended September 28, 2024, respectively, primarily due to our combination with Argos USA. In the three and nine months ended September 28, 2024, our organic ready-mix concrete volumes decreased 10.0% and 13.0%, respectively, and our organic average sales prices increased 5.5% and 6.3%, respectively.

Revenue from asphalt decreased $2.4 million and $15.2 million in the three and nine months ended September 28, 2024, respectively, primarily due to divestitures completed in 2023. In the first nine months of 2024, organic volumes decreased by 1.1% due to unfavorable weather conditions in 2024. In the first nine months of 2024, organic pricing increased 3.1%, with pricing gains across most of our major markets.

Other Financial Information

Transaction and Integration Costs

Our transaction and integration costs were $13.7 million and $86.1 million in three and nine months ended September 28, 2024, respectively, and $17.4 million and $19.5 million in the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 28, 2024, $12.8 million and $83.9 million, respectively, and in the three and nine months ended September 30, 2023, $17.9 million and $17.9 million, respectively, of the transaction and integration costs were related to costs associated with the Transaction.

Interest Expense

Our interest expense was $50.9 million and $155.7 million in the three and nine months ended September 28, 2024, respectively, and $28.0 million and $83.3 million in the three and nine months ended September 30, 2023, respectively. Our total debt balance has increased period over period due to the increased debt levels related to the Transaction, resulting in higher interest expense in 2024, which is expected to continue for the remainder of 2024.

Loss on Debt Financings

In January 2024, in connection with the Transaction, we entered into Amendment No. 7 to the Credit Agreement, which established new term loans as well as increased availability under the revolving credit facility, among other things. As a result, we recognized $5.4 million of charges related to write off of the original issue discount and unamortized deferred financing fees.

In July 2024, we entered into Amendment No. 8 to the Credit Agreement which reduced the applicable margin on the Term SOFR borrowings from 2.50% to 1.75% per annum. As a result, we recognized $7.2 million of charges related to write off of the original issue discount and unamortized deferred financing fees.

Tax Receivable Agreement (Benefit)

In the third quarter of 2023, we acquired certain interests in our TRA agreement for $122.9 million, and recognized a benefit of $153.1 million reflecting the difference between the carrying value of the related TRA liability and the cash payments made to acquire the interests.

Income Tax Expense

Our income tax expense was $33.5 million and $48.3 million in the three and nine months ended September 28, 2024, respectively, and our income tax expense was $23.9 million and $39.9 million in the three and nine months ended September 30, 2023, respectively. The effective tax rate for Summit Inc. differs from the federal statutory tax rate primarily due to (1) basis differences in assets divested, (2) tax depletion expense in excess of the expense recorded under U.S. GAAP, (3) state taxes, (4) various other items such as limitations on meals and entertainment, certain stock compensation, non-deductible compensation paid to covered employees, and other costs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as consideration of tax-planning strategies we may seek to utilize net operating loss carryforwards that begin to expire in 2030.

As of each of September 28, 2024 and December 30, 2023, Summit Inc. had a valuation allowance of $1.1 million, which relates to certain deferred tax assets in taxable entities where realization is not more likely than not.

Segment results of operations

West Segment

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Net revenue	$492,006	$461,094	$30,912	6.7%	$1,199,291	$1,095,502	$103,789	9.5%
Operating income	95,787	89,608	6,179	6.9%	179,140	170,001	9,139	5.4%
Operating margin percentage	19.5%	19.4%			14.9%	15.5%
Adjusted EBITDA (1)	$128,381	$117,846	$10,535	8.9%	$273,366	$255,041	$18,325	7.2%
Adjusted EBITDA Margin (1)	26.1%	25.6%			22.8%	23.3%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the West segment increased $30.9 million and $103.8 million for the three and nine months ended September 28, 2024, respectively, due to revenue increases in ready-mix concrete and from the impact of the Transaction. Organic aggregates average sales prices increased 5.5% and 7.1% in the three and nine months ended September 28, 2024, respectively, as price increases were implemented across all geographies. Organic aggregate volumes decreased 5.7% in the nine month period due, in part, to unfavorable weather conditions and, to a lesser degree, decrease in demand in our South

Texas and British Columbia markets, as compared to the first nine months of 2023. Organic ready-mix concrete volumes decreased 13.3%, while our organic ready-mix concrete average sales prices increased 6.2% in the first nine months of 2024. As we expected, as interest rates remain elevated, our residential and nonresidential end markets have been impacted in the Intermountain West and South Texas markets. These conditions are affecting, to varying degrees, our largest markets, Houston, Phoenix and Salt Lake City.

The West segment’s operating income increased $6.2 million and $9.1 million in the three and nine months ended September 28, 2024, respectively. Adjusted EBITDA increased $10.5 million and $18.3 million in the three and nine months ended September 28, 2024, respectively, due to the price increases noted above and from the impact of the acquisition of Argos USA ready-mix concrete plants in the Houston market which accounted for $1.5 million and $6.0 million, respectively. Adjusted EBITDA margin increased to 26.1% from 25.6% and decreased to 22.8% from 23.3% during the three and nine months ended September 28, 2024, respectively. The operating margin percentage in the West segment decreased in the nine months ended September 28, 2024 due to product mix and the impact of adverse weather conditions particularly in the Houston market as well as product mix from the Transaction.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Revenue by product*:
Aggregates	$116,210	$114,437	$1,773	1.5%	$303,086	$305,209	$(2,123)	(0.7)%
Ready-mix concrete	210,668	190,421	20,247	10.6%	571,756	486,331	85,425	17.6%
Asphalt	115,607	110,172	5,435	4.9%	221,010	216,685	4,325	2.0%
Paving and related services	184,045	177,191	6,854	3.9%	369,478	345,685	23,793	6.9%
Other	(87,459)	(95,583)	8,124	8.5%	(168,339)	(175,652)	7,313	4.2%
Total revenue	$539,071	$496,638	$42,433	8.5%	$1,296,991	$1,178,258	$118,733	10.1%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in “Other.” Revenue from the liquid asphalt terminals is included in asphalt revenue.

The West segment’s percent changes in sales volumes and pricing in the three and nine months ended September 28, 2024 from the three and nine months ended September 30, 2023 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	(4.4)%	6.2%	(8.1)%	8.0%
Ready-mix concrete	7.1%	3.3%	12.8%	4.2%
Asphalt	0.4%	4.5%	(1.1)%	3.1%

Revenue from aggregates in the West segment increased $1.8 million and decreased $2.1 million in the three and nine months ended September 28, 2024, respectively. Aggregates pricing for the three and nine months ended September 28, 2024 increased 6.2% and 8.0%, respectively, when compared to the same period in 2023. A 4.4% decrease in sales volumes in the third quarter of 2024 was more than offset by increased average sales prices in all of our major markets. In the nine months ended September 28, 2024, aggregate volumes decreased in our British Columbia and our weather-impacted South Texas market, which more than offset increases in our Intermountain West and North Texas markets.

Revenue from ready-mix concrete in the West segment increased $20.2 million and $85.4 million in the three and nine months ended September 28, 2024, respectively, primarily resulting from the acquisition of the Argos USA ready-mix plants in the Houston market. For the three and nine months ended September 28, 2024, our organic ready-mix concrete volumes decreased 10.4% and 13.3%, respectively, which was partially offset by increased organic ready-mix concrete prices of 5.4% and 6.2%, respectively. For the three and nine months ended September 28, 2024, our organic ready-mix concrete volumes decreased due to unfavorable weather in our South Texas market and reduced private end-market activity.

Revenue from asphalt in the West segment increased $5.4 million and $4.3 million in the three and nine months ended September 28, 2024, respectively. For the three and nine months ended September 28, 2024, asphalt volumes were flat and decreased 1.1%, respectively, primarily due to unfavorable timing of activity in Intermountain West markets. Average sales prices for asphalt increased 4.5% and 3.1% in the three and nine months ended September 28, 2024, respectively. Revenue for paving and related services in the West segment increased by $6.9 million and $23.8 million in the three and nine months ended September 28, 2024, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 28, 2024 was approximately $35.7 million and $51.9 million, respectively.

East Segment

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Net revenue	$296,616	$159,547	$137,069	85.9%	$881,427	$446,790	$434,637	97.3%
Operating income	50,721	34,221	16,500	48.2%	111,595	68,788	42,807	62.2%
Operating margin percentage	17.1%	21.4%			12.7%	15.4%
Adjusted EBITDA (1)	$70,316	$50,089	$20,227	40.4%	$178,346	$116,558	$61,788	53.0%
Adjusted EBITDA Margin (1)	23.7%	31.4%			20.2%	26.1%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the East segment increased $137.1 million and $434.6 million in the three and nine months ended September 28, 2024, respectively, as compared to the same period a year ago, primarily due to the impact of the Transaction. Operating income increased $16.5 million and $42.8 million in the three and nine months ended September 28, 2024, respectively. Adjusted EBITDA increased $20.2 million and $61.8 million in the three and nine months ended September 28, 2024, respectively, which more than offset the negative impact to Adjusted EBITDA from three divestitures totaling $4.2 million and $11.6 million in the three and nine months ended September 28, 2024, respectively. Operating income margin decreased to 17.1% from 21.4% and to 12.7% from 15.4% in the three and nine months ended September 28, 2024, respectively, as compared to the same period a year ago. Adjusted EBITDA Margin decreased to 23.7% from 31.4% and to 20.2% from 26.1% in the three and nine months ended September 28, 2024, respectively, as compared to the same period a year ago, due to higher contribution from our acquired ready-mix concrete operations which have lower operating and Adjusted EBITDA margins than our aggregates line of businesses.

Gross revenue by product/ service was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Revenue by product*:
Aggregates	$119,508	$109,156	$10,352	9.5%	$331,277	$311,048	$20,229	6.5%
Ready-mix concrete	165,413	23,125	142,288	615.3%	509,774	66,185	443,589	670.2%
Asphalt	—	7,809	(7,809)	—%	416	19,939	(19,523)	(97.9)%
Paving and related services	15	17,821	(17,806)	(99.9)%	1,008	41,055	(40,047)	(97.5)%
Other	23,906	18,929	4,977	26.3%	75,120	55,539	19,581	35.3%
Total revenue	$308,842	$176,840	$132,002	74.6%	$917,595	$493,766	$423,829	85.8%
*Revenue by product includes intercompany and intracompany sales transferred at market value. The elimination of intracompany transactions is included in Other. Revenue from the liquid asphalt terminals is included in asphalt revenue.

The East segment’s percent changes in sales volumes and pricing in the three and nine months ended September 28, 2024 from the three and nine months ended September 30, 2023 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Aggregates	1.1%	8.3%	(4.5)%	11.6%
Ready-mix concrete	475.2%	24.2%	514.7%	25.2%
Asphalt	(100.0)%	(100.0)%	(98.5)%	30.3%

Revenue from aggregates in the East segment increased $10.4 million and $20.2 million in the three and nine months ended September 28, 2024, respectively, as compared to the same period a year ago. Increases in aggregates average sales prices more than offset the impact of lower sales volumes in the nine months ended September 28, 2024. Aggregates pricing increased 8.3% and 11.6% in the three and nine months ended September 28, 2024, respectively, due to price increases across all of our major markets. Aggregates volumes in the three months ended September 28, 2024 increased 1.1% due to the timing of projects and decreased 4.5% in the nine months ended September 28, 2024, due to unfavorable weather and lower volumes in our Kansas markets.

Revenue from ready-mix concrete in the East segment increased $142.3 million and $443.6 million as ready-mix concrete volumes increased 475.2% and 514.7% in the three and nine months ended September 28, 2024, respectively, as compared to the same period in 2023, primarily due to the acquisition of the Argos USA ready-mix concrete operations notably in Florida, Georgia and the Carolinas. In the nine months ended September 28, 2024, our ready-mix concrete average sales prices increased 25.2% due to higher prices in our recently acquired Florida, Carolinas and Georgia markets.

Due to a 2024 divestiture, revenue from asphalt decreased $7.8 million and $19.5 million in the three and nine months ended September 28, 2024, respectively, when compared to the same periods in 2023. Asphalt pricing increased 30.3% in the nine months ended September 28, 2024. Paving and related service revenue decreased $17.8 million and $40.0 million in the three and nine months ended September 28, 2024, respectively.

Prior to eliminations of intercompany transactions, the net effect of volume and pricing changes on gross revenue in the nine months ended September 28, 2024 was approximately $373.0 million and $71.3 million, respectively.

Cement Segment

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Net revenue	$323,224	$121,319	$201,905	166.4%	$879,828	$287,311	$592,517	206.2%
Operating income	92,775	38,250	54,525	142.5%	202,459	73,343	129,116	176.0%
Operating margin percentage	28.7%	31.5%			23.0%	25.5%
Adjusted EBITDA (1)	$140,079	$50,355	$89,724	178.2%	$340,302	$103,237	$237,065	229.6%
Adjusted EBITDA Margin (1)	43.3%	41.5%			38.7%	35.9%
(1)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures that we find helpful in monitoring the performance of our business. See "Non-GAAP Performance Measures" below for a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure.

Net revenue in the Cement segment increased $201.9 million and $592.5 million primarily due to the acquisition of the four Argos USA cement plants, as well as an average sales price remaining flat and increasing 1.5% in the three and nine months ended September 28, 2024, respectively.

Operating income increased $54.5 million and $129.1 million during the three and nine months ended September 28, 2024, respectively, despite increased depreciation expense resulting from the revaluation of assets from our combination with Argos USA. Operating margin percentage for the three and nine months ended September 28, 2024 decreased to 28.7% from 31.5% and to 23.0% from 25.5%, respectively, from the comparable period a year ago for the same reason. In the three months ended September 28, 2024, Adjusted EBITDA margin increased to 43.3% from 41.5% due to a positive price, net of cost relationship and favorable mix that more than offset lower volumes and weather-related cost headwinds. For the nine months ended September 28, 2024, Adjusted EBITDA margin increased to 38.7% from 35.9% due to a combination of reduced seasonality relative to the prior year, pricing gains, and integration synergy realization.

Gross revenue by product was as follows:

	Three months ended				Nine months ended
($ in thousands)	September 28, 2024	September 30, 2023	Variance		September 28, 2024	September 30, 2023	Variance
Revenue by product*:
Cement	$352,146	$116,285	$235,861	202.8%	$981,115	$270,916	$710,199	262.1%
Other	(28,922)	5,034	(33,956)	(674.5)%	(101,287)	16,395	(117,682)	(717.8)%
Total revenue	$323,224	$121,319	$201,905	166.4%	$879,828	$287,311	$592,517	206.2%

*Revenue by product includes intercompany and intracompany sales transferred at market value. Revenue from waste processing and the elimination of intracompany transactions is included in Other.

The Cement segment’s percent changes in sales volumes and pricing in the three and nine months ended September 28, 2024 from the three and nine months ended September 30, 2023 were as follows:

	Three months ended		Nine months ended
	Percentage Change in		Percentage Change in
	Volume	Pricing	Volume	Pricing
Cement	203.1%	—%	256.7%	1.5%

Revenue from cement increased $235.9 million and $710.2 million in the three and nine months ended September 28, 2024, respectively, due to the addition of the four Argos USA cement plants as well as average cement pricing gains of 1.5%.

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

As of September 28, 2024, we had $737.5 million in cash and cash equivalents and $1,162.6 million of working capital compared to $374.2 million and $609.2 million, respectively, at December 30, 2023. Working capital is calculated as current assets less current liabilities. There was no restricted cash balances as of September 28, 2024 and $800 million of restricted cash as of December 30, 2023 related to the Transaction. In January 2024, we amended our senior secured revolving credit facility, increasing the total availability to $625.0 million and extending the maturity date to January 2029. We had no outstanding borrowings on our senior secured revolving credit facility, which had borrowing capacity of $592.7 million as of September 28, 2024, which is net of $32.3 million of outstanding letters of credit and is fully available to us within the terms and covenant requirements of our Credit Agreement.

In March 2022, our Board of Directors authorized a share repurchase program, whereby we can repurchase up to $250.0 million of our Class A common stock. No repurchases were made during the nine month period ended September 28, 2024. As of September 28, 2024, approximately $149.0 million remained available for share repurchases under the share repurchase program.

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

As of September 28, 2024 and December 30, 2023, our long-term borrowings totaled $2.8 billion and $2.3 billion, respectively, for which we incurred $46.7 million and $142.3 million of interest expense for the three and nine months ended September 28, 2024, respectively, and $24.8 million and $74.0 million of interest expense for the three and nine months ended September 30, 2023, respectively. We expect that normal operating cash flow will be sufficient to fund our seasonal working capital needs. We had no outstanding borrowings on the senior secured revolving credit facility as of September 28, 2024.

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

Indebtedness

Please refer to the notes to the consolidated interim financial statements for detailed information about our long-term debt, scheduled maturities of long-term debt and affirmative and negative covenants, including the maximum allowable consolidated first lien net leverage ratio. As of September 28, 2024, we were in compliance with all debt covenants. At September 28, 2024 and December 30, 2023, $2.8 billion and $2.3 billion, respectively, of total debt was outstanding under our respective debt agreements. Due to our ongoing divestiture program, we have made prepayments on our term loan and may be required to do so again in the future.

Cash Flows

The following table summarizes our net cash used in or provided by operating, investing and financing activities and our capital expenditures in the nine months ended September 28, 2024 and September 30, 2023:

	Summit Inc.
($ in thousands)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$344,200	$243,624
Investing activities	(1,244,574)	(415,532)
Financing activities	464,786	(151,183)

Operating activities

During the nine months ended September 28, 2024, cash provided by operating activities was $344.2 million primarily as a result of:

•Net income of $144.0 million, decreased by non-cash expenses, including $310.2 million of depreciation, depletion, amortization and accretion expense and $20.9 million of share-based compensation, offset by the net gain on asset and business disposals of $19.2 million.
•Billed and unbilled accounts receivable increased by $154.5 million in the first nine months of 2024 as a result of the seasonality of our business. The majority of our sales occur in the spring, summer and fall and we typically incur an increase in accounts receivable (net billed and unbilled) during the second and third quarters of each year. This amount is typically converted to cash in the fourth and first quarters. Our inventory levels also increased during the first quarter as we prepared for the increase in activity over the warmer months.
•The timing of payments associated with accounts payable and accrued expenses of cash, which is consistent with the seasonality of our business whereby we build-up inventory levels and incur repairs and maintenance costs to ready the business for increased sales volumes in the summer and fall. These costs are typically incurred in the first half of the year and paid by year-end. In addition, we made $139.1 million of interest payments in the nine months ended September 28, 2024.

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
•We recognized a tax receivable benefit of $153.1 million related to acquiring certain TRA interests at less than their carrying value.

Investing activities

During the nine months ended September 28, 2024, cash used for investing activities was $1,244.6 million, of which $1,065.0 million was used primarily for the Transaction, $275.1 million was invested in capital expenditures, $21.4 million was used to purchase intellectual property and was partially offset by $21.0 million of proceeds from asset sales. We also received net proceeds of $98.9 million from the divestiture of four businesses.

During the nine months ended September 30, 2023, cash used for investing activities was $415.5 million, of which $182.2 million was invested in capital expenditures and $239.5 million was used for acquisitions in the West and East segments, and was partially offset by $9.8 million of proceeds from asset sales.

Financing activities

During the nine months ended September 28, 2024, cash provided by financing activities was $464.8 million, primarily related to the increase in our senior secured credit facility due to the Transaction. We also made $511.2 million of payments on debt, $6.9 million payments on acquisition-related liabilities, $17.9 million on debt issuance costs and used $9.9 million on shares redeemed to settle taxes on restricted stock units.

During the nine months ended September 30, 2023, cash used in financing activities was $151.2 million, primarily related to the purchase of certain TRA interests for $122.9 million. We also made $8.5 million of payments on debt, $12.2 million payments on acquisition-related liabilities and used $7.2 million on shares redeemed to settle taxes on restricted stock units.

Cash paid for capital expenditures

We paid cash of approximately $275.1 million in capital expenditures in the nine months ended September 28, 2024 compared to $182.2 million in the nine months ended September 30, 2023.

We currently estimate that we will invest between $390 million to $410 million inclusive of spend associated with greenfield projects. The timing of our greenfield expenditures is dependent upon the timing of when permits may be issued. We expect to fund our capital expenditure program through cash on hand, cash from operations, and outside financing arrangements including our senior secured revolving credit facility.

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

We anticipate funding payments under the TRA from cash flows from operations, available cash and available borrowings under our senior secured revolving credit facility. As of September 28, 2024, we had accrued $48.0 million as TRA liability in our consolidated financial statements. Of the total TRA liability, $0.3 million is expected to be paid in the next twelve months.

In the nine months ended September 28, 2024, Summit Inc. acquired the remaining 763,243 LP Units in exchange for an equal number of newly-issued shares of Summit Inc.’s Class A common stock. As of September 28, 2024 and December 30, 2023, we had recorded $48.0 million and $41.7 million of TRA liability, respectively.

For the three months ended September 28, 2024, based on a contractually defined discount rate of 6.38%, if the early termination provisions of the TRA were triggered, the aggregate amount required to settle the TRA would be approximately $26.6 million. Estimating the amount and the timing of payments that may be made under the TRA is by its nature difficult and imprecise, insofar as the amounts payable depends on a variety of factors, including, but not limited to, the timing of the generation of future taxable income.

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

Supplemental Guarantor Financial Information
Summit LLC’s domestic wholly-owned subsidiary companies other than Summit Finance Corp. are named as guarantors (collectively, the “Guarantors”) of the Senior Notes. Summit Finance Corp. (the “Subsidiary Issuer”) does not and will not have any assets or operations other than as may be incidental to its activities as a co-issuer of the Senior Notes and other indebtedness. Certain other partially-owned subsidiaries and a non-U.S. entity do not guarantee the Senior Notes

(collectively, the “Non-Guarantors”). The Guarantors provide a joint and several, full and unconditional guarantee of the Senior Notes. As of September 28, 2024, Summit LLC had issued and outstanding $1.8 billion aggregate principal amount of senior notes maturing on various dates between 2027 and 2031. For Further information regarding the Senior Notes, see the information under the caption "Senior Notes" note 6, “Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Non-Guarantor Subsidiaries collectively represented approximately 2.8% of our total assets, 3.6% of our total liabilities, 2.8% of consolidated revenue, and 4.6% of consolidated operating income as of September 28, 2024, which is not materially different than corresponding amounts included in the consolidated financial statements of the Guarantors. As of September 28, 2024, our Non-Guarantor Subsidiaries had no indebtedness outstanding other than intercompany debt. Summit Inc. has an additional $8.1 million in cash, $47.7 million of tax receivable agreement liability, $51.2 million income tax expense and a lower deferred tax liability of $80.9 million when compared to Summit LLC. Summit Inc. and Summit LLC have eliminating payables and receivables, respectively, of tax receivable agreement interests of $122.6 million. Financial metrics comparing information regarding Summit LLC have been omitted herein because such information would not be materially different, other than what is disclosed above, from our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance sheet arrangements
As of September 28, 2024, we had no material off-balance sheet arrangements.

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

The tables below reconcile our net income (loss) to EBITDA and Adjusted EBITDA, present Adjusted EBITDA by segment and reconcile operating income to Adjusted Cash Gross Profit and Adjusted Cash Gross Profit Margin for the periods indicated:

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Three months ended September 28, 2024
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$103,334	$49,444	$99,531	$(147,131)	$105,178
Interest (income) expense	(8,330)	(5,597)	(6,563)	71,406	50,916
Income tax expense	1,611	—	—	31,930	33,541
Depreciation, depletion and amortization	31,766	18,284	46,044	1,922	98,016
EBITDA	$128,381	$62,131	$139,012	$(41,873)	$287,651
Accretion	452	656	35	—	1,143
Loss on debt financings	—	—	—	7,157	7,157
Loss on sale of businesses	59	7,024	—	—	7,083
Non-cash compensation	—	—	—	6,729	6,729
Argos USA acquisition and integration costs (1)	—	261	1,032	11,529	12,822
Other (2)	(511)	244	—	(7,646)	(7,913)
Adjusted EBITDA	$128,381	$70,316	$140,079	$(24,104)	$314,672

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 28, 2024
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$205,223	$135,369	$223,311	$(419,920)	$143,983
Interest (income) expense	(22,827)	(15,577)	(19,203)	213,264	155,657
Income tax expense	3,420	—	—	44,872	48,292
Depreciation, depletion and amortization	91,484	63,684	134,931	6,259	296,358
EBITDA	$277,300	$183,476	$339,039	$(155,525)	$644,290
Accretion	1,342	1,706	121	—	3,169
Loss on debt financings	—	—	—	12,610	12,610
Gain on sale of businesses	(3,769)	(7,891)	—	—	(11,660)
Non-cash compensation	—	—	—	20,862	20,862
Argos USA acquisition and integration costs (1)	—	323	1,142	82,388	83,853
Other (2)	(1,507)	732	—	(20,286)	(21,061)
Adjusted EBITDA	$273,366	$178,346	$340,302	$(59,951)	$732,063

Reconciliation of Net Income to Adjusted EBITDA	Three months ended September 30, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income	$92,652	$37,350	$43,347	$59,376	$232,725
Interest (income) expense	(4,068)	(3,055)	(5,135)	40,271	28,013
Income tax expense	1,644	—	—	22,264	23,908
Depreciation, depletion and amortization	28,443	15,103	12,123	1,022	56,691
EBITDA	$118,671	$49,398	$50,335	$122,933	$341,337
Accretion	258	483	20	—	761
Tax receivable agreement benefit	—	—	—	(153,080)	(153,080)
Non-cash compensation	—	—	—	5,192	5,192
Argos USA acquisition and integration costs (1)	—	—	—	17,859	17,859
Other (2)	(1,083)	208	—	(2,675)	(3,550)
Adjusted EBITDA	$117,846	$50,089	$50,355	$(9,771)	$208,519

Reconciliation of Net Income (Loss) to Adjusted EBITDA	Nine months ended September 30, 2023
by Segment	West	East	Cement	Corporate	Consolidated
($ in thousands)
Net income (loss)	$179,928	$77,936	$88,193	$(59,816)	$286,241
Interest (income) expense	(10,777)	(8,707)	(14,988)	117,807	83,335
Income tax expense	3,861	—	—	36,062	39,923
Depreciation, depletion and amortization	82,450	45,454	29,973	3,044	160,921
EBITDA	$255,462	$114,683	$103,178	$97,097	$570,420
Accretion	768	1,385	59	—	2,212
Loss on debt financings	—	—	—	493	493
Tax receivable agreement benefit	—	—	—	(153,080)	(153,080)
Non-cash compensation	—	—	—	15,116	15,116
Argos USA acquisition and integration costs (1)	—	—	—	17,859	17,859
Other (2)	(1,189)	490	—	(10,856)	(11,555)
Adjusted EBITDA	$255,041	$116,558	$103,237	$(33,371)	$441,465
(1)The adjustment for acquisition and integration costs related to the Transaction is comprised of finder's fees, advisory, legal and professional fees incurred relating to the Transaction.
(2)Consists primarily of interest income earned on cash balances.

Reconciliation of Working Capital	September 28, 2024	December 30, 2023
($ in thousands)
Total current assets	$1,715,395	$932,124
Less total current liabilities	(552,831)	(322,965)
Working capital	$1,162,564	$609,159

	Three months ended		Nine months ended
Reconciliation of Operating Income to Adjusted Cash Gross Profit	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
($ in thousands)
Operating income	$194,651	$127,983	$322,694	$242,141
General and administrative expenses	78,916	50,895	231,317	150,731
Depreciation, depletion, amortization and accretion	99,159	57,452	299,527	163,133
Transaction and integration costs	13,656	17,442	86,129	19,518
Gain on sale of property, plant and equipment	(3,555)	(2,134)	(7,583)	(5,787)
Adjusted Cash Gross Profit (exclusive of items shown separately)	$382,827	$251,638	$932,084	$569,736
Adjusted Cash Gross Profit Margin (exclusive of items shown separately) (1)	34.4%	33.9%	31.5%	31.1%
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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Argos USA from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all of the outstanding equity interests in Argos USA in January 2024. Argos USA represented approximately 46.5% of the Company’s consolidated total assets at September 28, 2024. Argos USA net revenue included in the Company’s consolidated results for the fiscal quarter ended September 28, 2024 was $415.2 million. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Summit Inc.’s disclosure controls and procedures as of September 28, 2024. Based upon that evaluation, The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2024, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM  5. OTHER INFORMATION

During the three months ended September 28, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment No. 8, dated as of July 25, 2024, to the Amended and Restated Credit Agreement, dated as of July 17, 2015 (as amended by Amendment No. 1, dated as of January 19, 2017, Amendment No. 2, dated as of November 21, 2017, Amendment No. 3, dated as of May 22, 2018, Amendment No. 4, dated as of February 25, 2019, Amendment No. 5, dated as of December 14, 2022, Amendment No. 6, dated as of January 10, 2023 and Amendment No. 7, dated as of January 12, 2024) among Summit Materials, LLC, as the borrower, the guarantors party thereto, the several banks and other financial institutions or entities from time to time party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to Summit Materials, Inc.’s Current Report on Form 8-K filed July 25, 2024).

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

32.1**	Summit Materials, Inc.’s Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Summit Materials, Inc.’s Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104.1*	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (and contained in Exhibit 101).
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

SUMMIT MATERIALS, INC.

Date: October 31, 2024	By:	/s/ Anne P. Noonan
Anne P. Noonan
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ C. Scott Anderson
C. Scott Anderson
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2024	By:	/s/ Brian D. Frantz
Brian D. Frantz
Chief Accounting Officer
(Principal Accounting Officer)